Form 10QSB
period 1996-03-31
SCIENCE DYNAMICS CORP
filed 1996-06-27
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ______________ to ______________

    Commission file number        010690
                             ____________________


                           Science Dynamics Corporation
     -------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                                   Delaware
        ------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                  22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


          1919 Springdale Road, Cherry Hill, New Jersey   08003
          -----------------------------------------------------
                (Address of principal executive offices)

                      (    609     )     424-0068
          -----------------------------------------------------
                       (Issuer's telephone number)

                                    N/A
      ---------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [x]     No [ ]


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes [ ]      No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


3/31/96    7,936,728 shares of common stock were outstanding.

          S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                  INDEX

                                                                     PAGE NO.

PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Consolidated Balance sheets as of March 31, 1996  and         1
          December 31, 1995

          Consolidated Statements of Income (loss) for three months     2
          ended March 31, 1996 (unaudited) and three months ended March 31, 1995

          Consolidated Statements of Cash Flows for three months        3
          ended March 31, 1996 (unaudited) and three months ended March 31, 1995

          Consolidated Statements of Shareholders' Equity for  the      4
          period ending December 31, 1995 (audited) and the three months ending March 31, 1996 (unaudited)

     Item 2.     Management's Discussion and Analysis of Financial    5 - 7
                 Condition and Results of Operations

PART II.     OTHER INFORMATION

     Item 1.     Legal Proceeding                                       8

     Item 2.     Changes in Securities                                  8

     Item 3.     Defaults upon Senior Securities                        8

     Item 4.     Submission of Matters to Vote of Security Holders      8

     Item 5.     Other Information                                      8

     Item 6.     Exhibits                                               8

     Item 7.     Signatures                                             9


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

             SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                              ASSETS

                                       MARCH 31,     DECEMBER 31,
                                         1996            1995
                                       Unaudited       Audited
Current assets:
   Cash and cash equivalents         $   13,060      $   22,626
   Accounts receivable - trade          401,212         683,642
   Inventories                          958,553       1,226,596
   Other current assets                 173,555         186,816
                                     -----------     -----------
      Total current assets            1,546,380       2,119,680
                                     -----------     -----------
Property and equipment, net             236,784         243,038
Software development costs, net of
 accumulated amortization of $441,087
 in 1996 and $395,371 in 1995           473,229         518,945
Deferred income taxes                   308,000         308,000
Other assets                             39,053          39,056
                                     -----------     -----------
      Total assets                   $2,603,446      $3,228,719

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - bank              $  270,000      $  280,000
   Accounts payable                     839,437         742,581
   Capital Lease Obligation               6,734               -
   Interest payable                      10,266               -
   Accrued expenses, principally
    payroll related                     241,098         198,282
                                     -----------     -----------
      Total current liabilities       1,367,535       1,220,863
                                     -----------     -----------

Long term debt
    Long term debt payable               70,000               -
                                     -----------     ----------

      Total liabilities               1,437,535       1,220,863

Shareholders' equity -
   Common stock - .01 par value,
    10,000,000 shares authorized,
    8,062,528 and 8,048,778 issued,
    7,936,728 and 7,922,978 outstanding
    in 1996 and 1995 respectively         80,625         80,488
   Additional paid-in capital          6,955,762      6,955,899
   Retained earnings (deficit)        (5,472,643)    (4,630,698)
                                     ------------    -----------

   Common stock held in treasury,
    at cost                             (397,833)      (397,833)
                                    -------------    -----------
   Total shareholders' equity          1,165,911      2,007,856
   Total liabilities and
   shareholders' equity             $ 2,603,446      $3,228,719
                                    =============    ===========
  -1-

PART 1. FINANCIAL INFORMATION

        Item 1. Financial Statements (Continued):

           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)
                                          Three Months Ended
                                               March 31,
                                          1996           1995
Net sales                             $   548,481     $1,390,806
                                      -----------     ----------

Operating costs and expenses:
   Cost of sales                          512,642        593,225
   Research and development               179,945        138,896
   Selling, general and administrative    687,656        617,351
                                       ----------      ---------
                                        1,380,243      1,349,472
                                       ----------      ---------

Operating income (loss)                  (831,762)        41,334

Other income (expenses):
   Interest and other investment              -              -
    income
   Interest expense                       (10,183)       (14,007)
                                       ----------      ---------

Income (loss) before provision
 (credit) for income taxes               (841,945)        27,327

Provision (credit) for income taxes           -              -
                                       ----------      ---------

Net income (loss)                      $ (841,945)    $   27,327
                                       ===========    ==========

Net income (loss) per common share
 and common share equivalent           $    (0.10)    $     0.01
                                       ==========     ==========

  -2-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                   Three Months Ended
                                                       March 31,
                                                  1996           1995
Cash flows from operating activities:
   Net income (loss)                          $ (841,945)    $    27,327
                                              ----------     -----------
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
   Depreciation                                   14,767          37,234
   Amortization of capitalized
    software                                      45,716          19,654
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                          282,430         (87,269)
    Inventories                                  268,043         (63,367)
    Other current assets                          13,261           6,750
    Other assets                                       3          11,120
   Increase (decrease) in:
   Capital lease obligation                        6,734
    Interest payable                              10,266
    Accounts payable, accrued expenses
     and customer deposits                       139,672          85,833
                                              ----------      ----------

Total adjustments                                780,892           9,955
                                              ----------      ----------

 Net cash provided by (used for)
  operating activities                           (61,053)         37,282
                                              ----------      ----------

Cash flows from investing activities:
 Capitalized software                                  -         (83,219)
 Purchase of property and equipment -
  net                                             (8,513)        (15,909)
                                              ----------      ----------
   Net cash (used) in investing
    activities                                    (8,513)        (99,128)
                                             -----------      ----------

Cash flows from financing activities:
 Increase (decrease) in notes payable             60,000          (9,000)
 Issuance of common stock                              -          73,244
                                             -----------      ----------
   Net cash (used in) provided by
    financing activities                          60,000          64,244
                                             -----------      ----------

Net increase (decrease) in cash
 and cash equivalents                             (9,566)          2,398

Cash and cash equivalents - beginning
 of period                                        22,626           2,262
                                            ------------      ----------

Cash and cash equivalents - end of
 period                                     $     13,060      $    4,660
                                            ============      ==========
  -3-

PART 1.  FINANCIAL INFORMATION

            Item 1.  Financial Statements (Continued):

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                          THREE MONTHS ENDED MARCH 31, 1996
                          ---------------------------------
                  Common Stock        Additional      Retained
                                        Paid-In       Earnings    Treasury    Stock
                Shares     Amount       Capital      (Deficit)     Shares     Amount
Balance
 December
 31, 1994      4,443,274   $44,433   $ 5,102,544   $ (3,695,742)  125,800   $397,833

Common stock
 issued        3,605,504    36,055     1,853,355              -         -          -

Net loss               -         -             -       (934,956)        -          -
               ---------   -------   -----------   ------------   -------    --------
Balance
 December
 31, 1995     8,048,778     80,488     6,955,899     (4,630,698)  125,800    397,833

Common stock
 issued to
 obtain
 financing       13,750        137          (137)             -         -          -

Net income            -          -             -       (841,945)        -          -
             ----------    -------   -----------   ------------   -------    -------
Balance
 March 31,
 1996         8,062,528   $ 80,625   $ 6,955,762   $ (5,472,643)  125,800   $397,833
            ===========   ========   ===========   =============  =======   ========

    -4-

PART 1.     FINANCIAL INFORMATION

     Item 2.     Management's Discussion and Analysis, and Plan of Operation

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                  _________________________________________

     The following table summarizes the basic results of operations during the first quarter of 1996 compared to the 1995 and 1994 quarters (unaudited).
                        1st Qtr.     1st Qtr.     1st Qtr.
                        1996         1995         1994
                        --------     --------     --------

 Sales                 $548,481     $1,390,806   $967,594

 Net Income (Loss)     (841,945)        27,327   (281,729)

 Net Income Per Share  $   (.10)    $   0.01     $  (.09)

      OPERATING EXPENSES                 COSTS              PERCENT OF SALES
      ------------------                 -----              ----------------
  1996       1995         1994                              1996   1995   1994
  ----       ----         ----                              ----   ----   ----
  $512,642   $593,225   $349,324   Cost of Goods Sold       93.5%  42.7%  36.1%

   179,945    138,896    251,943   Research & Development   32.8%  10.0%  26.0%

   687,656    617,351    637,740   Sales, General & Admin. 125.4%  44.4%  65.9%
 ---------   --------   --------                           ------ ------ ------

$1,380,243 $1,349,472 $1,239,007   Total Operating Costs   251.6%  97.1% 128.1%
                                   and Expenses


     The Company's sales during the first quarter of the year are historically low; however, not as low as indicated above. Those shareholders that reviewed the Management's Discussion of the Company's Annual Report may recall the statements concerning the patent infringement lawsuit that one of the Company's key suppliers sustained last year. As stated in that report, the first quarter's sales would be impacted due to the unavailability of that infringed system. That forecast has indeed become fact as can be seen by the low amount of sales for the quarter. Without that important system function, the sales of the Company's Inmate Systems were totally affected.

     Last year the Company began the design of its own replacement for the infringed unit. The replacement unit is an extremely sophisticated system which, unfortunately, consumed more design and calendar time than originally anticipated. The Company presently has units at two Bell Operating Companies on beta test trials. Even though the unit design delay caused a dearth of orders for the Inmate Systems during the first quarter and will extend into the second quarter, the Company believes that those orders were postponed rather than canceled. Deeming that assumption proves to be correct, the orders should regain momentum toward the end of the second quarter and extending into the third and fourth quarters. Although the system has been through extensive testing at the Company, some anomalies could be experienced in the "real world" which could cause additional design changes that would further delay orders. While the Company has no reason to believe that such will occur, the "real world" is the purpose for beta tests.

     Since the sales for the subject quarter are so low, no meaningful comparisons can be made to previous quarters comparing either the dollar amounts or the percentages attributed to each of the operating cost categories.

     A deficiency has been discovered in the debit card telephone supplied by Tamura Electric. The prime contractor requested SDC to evaluate and correct the deficiency in the supplier's telephone. After the evaluation, it was determined that this correction be made in the Company's FEP rather than correcting the deficiency in the telephone. This correction has been placed on hold by the prime contractor because of the costs involved. The design has been accomplished; however, the retrofit of the 35 FEP systems presently operating in the telephone Central Offices has not been accomplished. This uncorrected deficiency could have serious consequences for the debit card project; therefore, it is presumed that the problem of costs will be quickly resolved.


GENERAL BUSINESS DISCUSSION

     The increasing competition for telecom services is now impacting the Local Exchange Carrier (LEC). Recent legislation and Federal Communications Commission (FCC) action has opened the local loop to competition and has required LEC's to provide access to central office equipment and services to Alternative Service Providers (ASP's). This means that telcos will face competition for services not only from long distance service providers (IXC), but also from the alternative providers. The LEC's and ASP's will compete on the basis of responding rapidly and cost-effectively to changing service requirements and demands. This competition also means that end users will be given more direct control over facilities utilization and service features as part of service packages aimed at winning their business. There are opportunities in this environment for companies such as Science Dynamics that are capable of supplying flexible, modular software-based products that provide rapid service creation capability.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased by $719,972 in the first three months of 1996 compared to the increase of $69,451 for the same period in 1995. The decrease in working capital for the three months ended March 31, 1996 is primarily due to the decrease in accounts receivable and a write down of inventory attributable to the Company's redirection and reevaluation of the product mix the Company plans to offer in the future.

     The Company has an installment note payable to the bank of $270,000 as of March 31, 1996, compared to $280,000 at December 31, 1995. The bank continues to cooperate with the Company provided the interest payments remain current.

     Net sales for the three months of 1996 were $548,481, a decrease of $842,325 over the same period in 1995. This decrease was directly related to the inability of the Company to provide 3-way call detection required by its customers as part of the inmate telephone system. This function has been provided in the past by an OEM product purchased through a supplier, which was unable to continue sales of the product due to a judgment in the last quarter of 1995 in a patent infringement suit. The Company continues to design a replacement system which its counsel has determined will not infringe on the patented system. Customers of the Company have indicated that they will begin purchasing the inmate systems once the 3-way detection issue is resolved. The Company anticipates beta tests to begin shortly. Should the beta tests substantiate the Company's design integrity, the Company can resume sales of the base systems together with the 3-way call detection systems.

     The net operating loss for the three months ending March 31, 1996 was $841,945, compared to a $27,327 net income in the corresponding period in 1995. This operating loss was primarily the result of the decrease in sales and write down of inventory. Selling, general and administrative costs increased slightly over the corresponding period due to expenses incurred in connection with the reduction in force and from the redirection of the Company. The research and development costs also reflect a slight increase. However, certain research and development costs were capitalized during the three month period ending March 31, 1995, distorting the horizontal analysis.

     The Company has successfully negotiated a long-term debt arrangement and has utilized $70,000 during the first quarter. The agreement is currently under attorney review but should be signed imminently.

     Management believes that the funds generated from the debt financing and cash flows from operations should be sufficient to meet it's working capital requirements. The Company continues to seek and investigate various business arrangements.

PART II.     OTHER INFORMATION

               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
           _____________________________________________________

Item 1.     Legal Proceedings

            No material developments.

Item 2.     Changes in Securities

            There has been no change or modification in the constituent instruments defining the rights of holders of the corporation's sole class of registered security nor any modification of the rights evidenced by such class by issuance or modification of any other class of securities.

Item 3.     Defaults Upon Senior Securities

            There has been no default of any nature upon any form of senior security nor in payment of interest or sinking or purchase fund installment with respect to any indebtedness of the registrant, nor any other form of default upon any financial obligation.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports

            None.

Item 7.     Signatures

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                SCIENCE DYNAMICS CORPORATION

                                By: /s/ LYNDON A. KEELE
                                    ---------------------------------
                                        Lyndon A. Keele
                                        President, Treasurer and
                                        Director (Principal Executive
                                        and Chief Financial Officer)


                               By: /s/ JOY C. HARTMAN
                                   ---------------------------------
                                       Joy C. Hartman
                                       Executive Vice President and
                                       Director (Principal Accounting
                                       Officer)

Dated: June 27, 1996