Form 10QSB
period 1996-06-30
SCIENCE DYNAMICS CORP
filed 1996-08-15
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 1996


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


6/30/96    7,936,728 shares of common stock were outstanding.

          S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                  INDEX

                                                                     PAGE NO.

PART I.     FINANCIAL INFORMATION

     Item 1.     Financial Statements

          Consolidated Balance sheets as of June 30, 1996 and           1
          December 31, 1995

          Consolidated Statements of Income (loss) for three months     2
          ended June 30, 1996 (unaudited) and three months ended June 30, 1995

          Consolidated Statements of Cash Flows for three months        3
          ended June 30, 1996 (unaudited) and three months ended June 30, 1995

          Consolidated Statements of Shareholders' Equity for the       4
          period ending December 31, 1995 (audited) and the three months ending June 30, 1996 (unaudited)

     Item 2.     Management's Discussion and Analysis of Financial    5 - 7
                 Condition and Results of Operations


PART II.     OTHER INFORMATION

     Item 1.     Legal Proceeding                                      8

     Item 2.     Changes in Securities                                 8

     Item 3.     Defaults upon Senior Securities                       8

     Item 4.     Submission of Matters to Vote of Security Holders     8

     Item 5.     Other Information                                     8

     Item 6.     Exhibits                                              8

     Item 7.     Signatures                                            8


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

             SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

 ASSETS
                                           JUNE 30,      DECEMBER 31,
                                             1996            1995
                                           Unaudited       Audited
Current assets:
   Cash and cash equivalents              $   7,600       $   22,626
   Accounts receivable - trade              500,264          683,642
   Inventories                              999,899        1,226,596
   Other current assets                     140,168          186,816
                                          ---------        ---------
      Total current assets                1,647,931        2,119,680
                                          ---------        ---------
Property and equipment, net                 224,369          243,038
Software development costs, net of
 accumulated amortization of $486,803
 in 1996 and $395,371 in 1995               427,514          518,945
Deferred income taxes                       308,000          308,000
Other assets                                 35,141           39,056
                                          ---------        ---------
      Total assets                       $2,642,955       $3,228,719
                                         ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - bank                  $  270,000       $  280,000
   Accounts payable                         827,892          742,581
   Other payables and accrued expenses,
    principally payroll related             391,070          198,282
                                          ---------        ---------
      Total current liabilities           1,488,962        1,220,863

Long term debt:
   Long term debt payable                   500,000                -
                                          ---------        ---------
      Total liabilities                   1,988,962        1,220,863

Shareholders' equity -
   Common stock - .01 par value,
    10,000,000 shares authorized,
    8,062,528 and 8,048,778 issued,
    7,936,728 and 7,922,978 outstanding
    in 1996 and 1995 respectively            80,625           80,488
   Additional paid-in capital             6,967,261        6,955,899
   Retained earnings (deficit)           (5,996,060)      (4,630,698)
                                         -----------      -----------
                                          1,051,826        2,405,689
   Common stock held in treasury,
    at cost                                (397,833)        (397,833)
                                         -----------      -----------
   Total shareholders' equity               653,993        2,007,856
                                         -----------      -----------
   Total liabilities and shareholders'
    equity                               $2,642,955       $3,228,719

  -1-

PART 1. FINANCIAL INFORMATION

        Item 1. Financial Statements (Continued):

           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                               For the Six     For the Six    For the Three  For the Three
                               Months Ended    Months Ended   Months Ended   Months Ended
                               June 30, 1996   June 30, 1995  June 30, 1996  June 30, 1996
Net sales                     $  1,176,942    $ 3,140,301     $  628,461     $ 1,749,495

Operating costs and expenses:
   Cost of sales                   948,042      1,221,581        435,400         628,356
   Research and
    development                    344,641        383,455        164,696         244,559
   Selling, general
    and administrative           1,222,623      1,431,257        534,967         813,906
                                 ---------      ---------      ---------       ---------
                                 2,515,306      3,036,293      1,135,063       1,686,821
                                 ---------      ---------      ---------       ---------

Operating income                (1,338,364)       104,008       (506,602)         62,674
 (loss)

Other income (expenses):
   Interest and other
    investment income                    -              -              -               -
   Interest expense                (26,998)       (29,231)       (16,815)        (15,224)
                                -----------     ----------     ----------      ----------

Income (loss) before provision
 (credit) for income taxes      (1,365,362)        74,777       (523,417)         47,450
Provision (credit) for
 income taxes                            -              -              -               -
                                -----------     ----------     ----------      ----------

Net income (loss)             $ (1,365,362)   $    74,777     $ (523,417)    $    47,450
                              =============   ============    ===========    ============

Net income (loss) per
 common share and
 common share equivalent      $       (.17)   $       .02     $    (0.07)    $      0.01
                              =============   ============    ===========    ============


  -2-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                    Six Months Ended              Three Months Ended
                                        June 30,                       June 30,
                                  1996          1995              1996         1995
Cash flows from operating
 activities:
   Net income (loss)          $ (1,365,362)  $    74,777       $ (523,417)  $    47,450
                                -----------   -----------        ---------   -----------
Adjustments to reconcile
 net income (loss) to net
 cash provided by (used
 for) operating activities:
   Depreciation                     29,538        75,276           14,771        38,042
   Amortization of
    capitalized software            91,432        39,308           45,716        19,654
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable
    Inventories                    183,378      (477,116)         (99,052)     (389,847)
    Other current assets           226,697      (256,210)         (41,346)     (192,843)
    Other assets                    46,648        22,463           33,387        15,713
   Increase (decrease) in:           3,915           501            3,912       (10,619)
    Accounts payable, other
     payables, accrued expenses
     and customer deposits         278,198      (527,941)         121,427      (613,774)
                                 ----------   -----------        ---------   -----------
Total adjustments                  859,806    (1,123,719)          78,815    (1,133,674)
                                 ----------   -----------        ---------   -----------
 Net cash provided by
  (used for) operating
  activities                      (505,556)   (1,048,942)        (444,602)   (1,086,224)
                                 ----------   -----------        ---------   ------------
Cash flows from investing
 activities:
 Capitalized software                    -       (83,219)               -             -
 Purchase of property and
  equipment - net                  (10,869)      (37,316)          (2,356)      (21,407)
                                 ----------   -----------        ---------   ------------
   Net cash (used) in
    investing activities           (10,869)     (120,535)          (2,356)      (21,407)
                                 ----------   -----------        ---------   ------------
Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                    490,000       (79,000)         430,000       (70,000)
 Issuance of common stock
  and warrants                      11,499     1,271,806           11,499     1,198,562
                                 ----------   -----------        ---------   -----------
   Net cash (used in) provided
    by financing activities        501,499     1,192,806          441,499     1,128,562
                                 ----------   -----------        ---------   -----------
Net increase (decrease) in
 cash and cash equivalents         (14,926)       23,329           (5,459)       20,931

Cash and cash equivalents -
 beginning of period                22,626         2,262           13,059         4,660
                                 ----------   -----------        ---------   -----------
Cash and cash equivalents -
 end of period                $      7,700   $    25,591       $    7,600   $    25,591
                              =============  ============      ===========  ============

  -3-

PART 1.  FINANCIAL INFORMATION

            Item 1.  Financial Statements (Continued):

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                          SIX MONTHS ENDED JUNE 30, 1996
                          ---------------------------------
                  Common Stock        Additional      Retained
                                        Paid-In       Earnings    Treasury    Stock
                Shares     Amount       Capital      (Deficit)     Shares     Amount
Balance
 December
 31, 1994    $4,443,274   $ 44,433  $  5,102,544   $(3,695,742)  $ 125,800  $  397,833

Common stock
 issued       3,605,504     36,055     1,853,355             -           -           -

Net loss              -         -              -      (934,956)          -           -
             ----------   --------     ---------   ------------  ---------  ----------

Balance
 December
 31, 1995     8,048,778     80,488     6,955,899    (4,630,698)    125,800     397,833

Common stock
 and warrants
 issued to
 obtain
 financing       13,750        137        11,362             -           -           -

Net loss              -          -             -    (1,365,362)          -           -
             ----------   --------     ---------   ------------  ---------  ----------

Balance
 June 30,
 1996         8,062,528  $  80,625   $ 6,967,261  $ (5,996,060)    125,800 $   397,833
             ==========   ========     =========   ============  =========  ==========



    -4-

PART 1.     FINANCIAL INFORMATION

     Item 2.     Management's Discussion and Analysis, and Plan of Operation

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                _____________________________________________________

     The following table summarizes the basic results of operations during the second quarter of 1996 compared to the 1995 quarter (unaudited).
                                 2nd Qtr.     2nd Qtr.
                                 1996         1995
                                ---------    ---------
     Sales                       $628,461     $1,749,495

     Net Income (Loss)           (523,417)        47,450

     Net Income Per Share     $     (0.07)    $     0.01


  OPERATING EXPENSES          COSTS                PERCENT OF SALES
  ------------------          -----                ----------------
  1996       1995                                    1996   1995
  ----       ----                                    ----   ----
  $435,400   $628,356      Cost of Goods Sold        69.3%  35.9%

   164,696    244,559      Research & Development    26.2%  14.0%

   534,967    813,906      Sales, General & Admin.   85.1%  46.5%
 ---------   --------                               ------ ------

$1,135,063 $1,686,821      Total Operating Costs    180.6%  96.4%
                           and Expenses

     The severe reduction in sales for the second quarter reflects the effects of a prohibition from utilizing a three-way call detection system previously supplied by a third party, arising out of a patent infringement lawsuit against such third party (as described in the 1995 10-KSB and the 10-QSB for the first quarter 1996). The effect of such lawsuit has had a corollary effect upon the Income Statement and some items on the Balance
Sheet for both quarters of this year.

     Because the second quarter sales have been reduced to approximately one third of the sales of the comparable 1995 quarter (primarily as a result of the Company' inability to ship products utilizing the unavailable three-way call detection system), the operating expense comparisons, both in terms of dollars and percentages, are most likely a temporary anomaly and should be viewed accordingly. Furthermore, although the percentages of each expense category are almost double the comparable previous year's quarter due to the low sales, the actual dollars expended for R&D, sales and general administration have been reduced as a result of the Company's previously reported restructuring. The Company's efforts to cure the problems caused by the unavailability of the three-way call detection system are set forth more fully under "Commentary of 1996 Business".

- -5-

GENERAL BUSINESS DISCUSSION

     As previously reported in a May 22, 1996 press release, the Company has designed a replacement for the unavailable three-way call detection system previously supplied by such third party. After successful beta tests at two Regional Bell Operating Companies, the Company has begun to receive requests for quotations for products utilizing the Company's three-way call detection system. In particular, the Company's three-way call detection system is utilized as part of its Inmate Control System, sales of which were suspended during the development of the Company's proprietary three-way call detection system which does not infringe upon existing patents. The Company is hopeful that sales of its products incorporating its system will return to or will exceed historical levels of sales of these products. (For a recap on these events, please refer to the Commentary on 1996 Business following the Liquidity section.)


LIQUIDITY AND CAPITAL RESOURCES

     For the second quarter ending June 30, 1996, the Company's principal sources of working capital have been provided through proceeds obtained from a long term debt arrangement and from operations.
     The Company has a note payable to the bank for $270,000. The bank has temporarily waived the monthly principal installment and the Company is currently under discussions to formulate a new repayment arrangement.
     Net Sales for the three months ending June 30, 1996 were $628,461, a decrease of $1,121,034 over the same period in 1995. This decrease was primarily attributable to the patent infringement suit.
     The net operating loss for the three months ending June 30, 1996, was $523,417, compared to a net income of $47,450 in the corresponding period in 1995. The operating loss was directly attributable to the decrease in sales. Selling, general and administrative costs and the Research & Development costs decreased as a resultant of the downsizing effort.
     The Company is currently assessing alternative business opportunities. There are a variety of considerations which enter into the evaluation process. The ultimate goal is to achieve an ongoing operation that will generate productivity gains and future financial benefits.


COMMENTARY OF 1996 BUSINESS
Recap of Events Leading to the First and Second Quarter Sales Effect

     The Company entered into an agreement in 1992 with Mitsui to co-bid a debit card system to NYNEX. Mitsui had a Japanese telephone Company design and provide the required instrument, but desired to augment the available pool of expertise, and therefore co-bid the project with SDC, a telecommunications company versed in the telephony and network operations.

     SDC agreed to jointly bid the project even though it would require most of the Company's technical talent to design the very sophisticated front end processor (FEP). The Company was also aware that few of its technical resources would be available to design new products and to enhance its more mature products already in field installations. However, the debit card market appeared to justify the temporary sacrifice of new product delay since the NYNEX project could be leveraged to other RBOCs with Mitsui and NYNEX providing the marketing.

- -6-

     The proposal was made to NYNEX and won against some formidable competition. A letter of intent was issued by NYNEX, with the following eleven and a half months consumed by negotiating the voluminous contract. During that period and some subsequent months, no sales were generated from this design effort.

     To date, 35 of the Company's FEP systems have been installed and are operating in NYNEX's central telephone offices. There are additional software enhancements to be provided for this project which are presently in progress.

     Coupled with the reduction in revenue to SDC during the initial phases of the NYNEX project, the Bell Companies (SDC's major customers) began huge layoffs of personnel and, in addition, restricted equipment purchases.

     The combination of the lack of revenue from the NYNEX debit card system, and the Bell Companies layoffs and reductions in purchases, severely impacted the Company's sales and revenues.

     However, the Company had partially rebounded from such setbacks with sales of $6.75M in 1995, when the third party supplier of a three-way call detection system utilized by SDC, particularly in its Inmate Control System, was prevented from further sales and maintenance of such three-way call detection system as a result of a judgment against such company in a patent infringement suit. Although, prior to such judgment, SDC had only acted as a distributor (under agreements indemnifying SDC against such patent infringement) and had only supplied a very few systems incorporating the prohibited three-way call detection system, its unavailability prevented the Company from delivering its products utilizing the prohibited system.
This curtailment, extending from the last quarter of 1995 until the present time, has severely reduced the Company's total sales.

     Recognizing that the outcome of the patent suit could have serious implications for the Company, SDC started designing its own 3-way call detection system last September. In parallel, SDC asked the Company's patent attorneys to review patents in that area and to analyze the Company's design. The attorneys of a large prestigious patent law firm provided the Company with an unqualified opinion that SDC did not infringe any patent in this area.

     To expedite the design of the 3-way detection system, SDC purchased a universal hardware system platform and generated the software to operate the system and provide the designed functionality. In May, systems were installed in two different RBOCs for beta tests. Beta tests are conducted in the "real world" to ensure that there are no undiscovered anomalies in working with the telephone switches, lines, etc., which cannot be discovered in the lab. Both systems worked as designed and as expected. It is now up to the RBOCs to place orders for the 3-Way Detector and recommence ordering of the Company's Inmate Control System.

     During the postponement of Inmate System purchases, the Company had to rely entirely on sales of both mature products and new software systems.
As in the case of any newer system, there is a certain amount of gestation time required, prior to realizing meaningful sales.

     Continued sales of mature products, new software products, and sales of the 3-Way Detection System with the restart of the Company's Inmate Systems should regain the Company's sales momentum.

- -7-

PART II.       OTHER INFORMATION
                   SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
______________________________________________________________________________

Item 1.     Legal Proceedings
            No material developments.

Item 2.     Changes in Securities
            There has been no change or modification in the constituent instruments defining the rights of holders of the corporation's sole class of registered security nor any modification of the rights evidenced by such class by issuance or modification of any other class of securities.

Item 3.     Defaults Upon Senior Securities
            There has been no default of senior security nor in payment of interest or sinking or purchase fund installment with respect to any indebtedness of the registrant, nor any other form of default upon any financial obligation.

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

Dated: August 15, 1996