Form 10QSB
period 1996-09-30
SCIENCE DYNAMICS CORP
filed 1996-11-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 1996


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


          9/30/96    9,736,728 shares of common stock were outstanding.

          S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                  INDEX

                                                                     PAGE NO.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance sheets as of September 30,         1
                1996 and December 31, 1995

                Consolidated Statements of Income (loss) for three      2
                months ended September 30, 1996 (unaudited) and three months ended September 30, 1995

                Consolidated Statements of Cash Flows for three         3
                months ended September 30, 1996 (unaudited) and three months ended September 30, 1995

                Consolidated Statements of Shareholders' Equity for     4
                the period ending September 30, 1996 (unaudited) and the three months ending December 31, 1995 (audited)

       Item 2.  Management's Discussion and Analysis of Financial     5 - 7
                Condition and Results of Operations

PART II.     OTHER INFORMATION

       Item 1.  Legal Proceeding                                        8

       Item 2.  Changes in Securities                                   8

       Item 3.  Defaults upon Senior Securities                         8

       Item 4.  Submission of Matters to Vote of Security Holders       8

       Item 5.  Other Information                                       8

       Item 6.  Exhibits                                                8

       Item 7.  Signatures                                              8

PART 1.           FINANCIAL INFORMATION
                  Item 1. Financial Statements:

                        SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                           ASSETS
                                           ------

                                            SEPTEMBER 30               DECEMBER 31,
                                                1996                       1995
                                             Unaudited                   Audited
Current assets:
   Cash and cash equivalents                     $50,567                    $22,626
   Accounts receivable - trade                   528,453                    683,642
   Accounts receivable - other                   500,000
   Inventories                                 1,083,925                  1,226,596
   Other current assets                          129,597                    186,816
                                             -----------              -------------
      Total current assets                     2,292,542                  2,119,680
                                             -----------              -------------
 Property and equipment, net                     216,088                    243,038
 Software development costs, net of
  accumulated amortization of  $526,815
  in 1996 and $395,371 in 1995                   387,501                    518,945
 Deferred income taxes                           308,000                    308,000
 Other assets                                      37,506                     39,056
                                             -----------              -------------
      Total assets                            $3,241,637                 $3,228,719
                                             ===========              =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------


Current liabilities:
   Notes payable - bank                         $270,000                   $280,000
   Officers Loans                                 32,000
   Deposits in Advance                             6,758
   Accounts payable                              987,029                    742,581
   Other payables and accrued expenses,
    principally payroll related                  354,287                    198,282
                                             -----------              -------------
      Total current liabilities                1,650,074                  1,220,863

Long term debt:
   Long term debt payable                        500,000                          -
                                             -----------              -------------
      Total liabilities                        2,150,074                  1,220,863

Shareholders' equity -
    Common stock - .01 par value,
     10,000,000 shares authorized,
     9,862,528 and 8,048,778 issued
     9,736,728 and 7,922,978 outstanding
    in 1996 and 1995 respectively                 98,625                     80,488
   Additional paid-in capital                  7,801,261                  6,955,899
   Retained earnings (deficit)                (6,410,490)                (4,630,698)
                                             -----------              -------------
                                               1,489,396                  2,405,689
   Common stock held in treasury,
    at cost                                     (397,833)                  (397,833)
                                             -----------              -------------
   Total shareholders' equity                  1,091,563                  2,007,856
                                             -----------              -------------
   Total liabilities and shareholders'
    equity                                    $3,241,637                 $3,228,719

-1-

 PART 1.       FINANCIAL INFORMATION
               Item 1. Financial Statements (Continued):

                                               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

                                              Nine Months Ended                          Three Months Ended
                                                 September 30,                              September 30,
                                             1996               1995                 1996                    1995

 Net sales                             $1,821,298         $5,198,786             $644,356              $2,058,485
                                       ----------         ----------           ----------              ----------

 Operating costs and expenses:
    Cost of sales                       1,339,965          2,644,015              391,923               1,422,434
    Research and
     development                          726,776            686,713              382,135                 303,258
    Selling, general
     and administrative                 1,471,370          2,212,181              248,747                 780,924
                                       ----------         ----------           ----------              ----------
                                        3,538,111          5,542,909            1,022,805               2,506,616
                                       ----------         ----------           ----------              ----------

 Operating income                      (1,716,813)          (344,123)            (378,449)               (448,131)
  (loss)

 Other income (expenses):
    Interest and other
     investment income                          -                  -                    -                       -
    Interest expense                      (62,979)           (54,111)             (35,981)                (24,880)
                                       ----------         ----------           ----------              ----------

 Income (loss) before provision
  (credit) for income taxes            (1,779,792)          (398,234)            (414,430)               (473,011)

 Provision (credit) for
  income taxes                                  -                  -                     -                      -
                                       ----------         ----------           ----------              ----------

 Net income (loss)                    $(1,779,792)       $  (398,234)          $  (414,430)              (473,011)
                                      ============      =============          ============            ===========
 Net income (loss) per
  common share and
  common share equivalent            $      (0.20)       $     (0.05)          $     (0.05)           $     (0.07)
                                      ============      =============          ============            ===========
-2-

PART 1.        FINANCIAL INFORMATION
               Item 1. Financial Statements (Continued):

                                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)
                                              Nine Months Ended                        Three Months Ended
                                                September 30,                           September 30,
                                        1996                1995                  1996                1995
                                        ----                ----                  ----                ----
Cash flows from operating
 activities:
   Net income (loss)                    $(1,779,792)        $(398,234)             $(414,430)         $(473,011)
                                        ------------       -----------            -----------        -----------
Adjustments to reconcile
 net income (loss) to net
 cash provided by (used
 for) operating activities:
   Depreciation                              42,648            86,744                  13,110            11,468
   Amortization of
    capitalized software                    131,444           102,398                  40,012            63,090
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
     Accounts receivable                    155,189           (70,033)                (28,189)          407,083
   (Increase) decrease in other
     Receivables                           (500,000)                                 (500,000)
    Inventories                             142,671          (133,779)                (84,026)          122,431
    Other current assets                     57,219            12,171                  10,571           (10,292)
    Other assets                              1,550               501                  (2,365)
   Increase (decrease) in:
    Accounts payable, other payables,
    accrued expenses, customer deposits     407,211          (805,244)               (129,113)         (277,303)
                                        ------------       -----------            -----------        -----------
Total adjustments                           437,932          (807,242)               (421,774)          316,477
                                        ------------       -----------            -----------        -----------
 Net cash provided by
  (used for) operating
  activities                             (1,341,860)       (1,205,476)               (836,204)         (156,534)
                                        ------------       -----------            -----------        -----------
Cash flows from investing
 activities:
 Capitalized software                                         (83,219)                      -                 -
 Purchase of property and
  equipment - net                           (15,698)         (136,951)                 (4,829)          (99,635)
                                        ------------       -----------            -----------        -----------
   Net cash (used) in
    investing activities                    (15,698)         (220,170)                 (4,829)          (99,635)
                                        ------------       -----------            -----------        -----------
Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                             490,000          (141,000)                      -           (62,000)
 Increase (decrease)in
  Loans Payable                              32,000                 -                       -                 -
 Issuance of common stock
  and warrants                              863,499         1,619,336                 852,000           347,530
                                        ------------       -----------            -----------        -----------
   Net cash (used in) provided
    by financing activities               1,385,499         1,478,336                 852,000           285,530
                                        ------------       -----------            -----------        -----------

Net increase (decrease) in
 cash and cash equivalents                   27,941            52,690                  42,967            29,361

Cash and cash equivalents -
 beginning of period                         22,626             2,262                   7,600            25,591
                                        ------------       -----------            -----------        -----------

Cash and cash equivalents -
 end of period                              $50,567           $54,952                  50,567           $54,952
                                        ============       ===========            ============       ===========
-3-


PART 1.  FINANCIAL INFORMATION

                  Item 1.  Financial Statements (Continued):

                                                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                                                          NINE MONTHS ENDED SEPTEMBER 30, 1996

                         Common Stock                Additional             Retained
                         ------------                Paid-In               Earnings                Treasury               Stock
                   Shares            Amount          Capital              (Deficit)                 Shares                Amount
                   ------            ------          -------              ---------                 ------                ------
Balance
 December
  31, 1994         4,443,274           $44,433        $5,102,544          $(3,695,742)               125,800             $397,833

Common stock
 issued            3,605,504            36,055         1,853,355                    -                      -                    -

Net loss                   -                 -                 -             (934,956)                     -                    -
                   ---------          --------         ---------          ------------             ---------             --------

Balance
 December
  31, 1995         8,048,778            80,488         6,955,899           (4,630,698)               125,800              397,833

Common stock
 and warrants
 issued to
 obtain
 financing         1,813,750            18,137           845,362                    -                      -                    -

Net loss                   -                 -                 -           (1,779,792)                     -                    -
                   ---------          --------         ---------          ------------             ---------             --------

Balance
 September 30,
 1996              9,862,528           $98,625        $7,801,261          $(6,410,490)               125,800             $397,833
                  ==========          ========        ==========          ============             =========             ========

-4-

PART 1.     FINANCIAL INFORMATION

       Item 2.  Management's Discussion and Analysis, and Plan of
                Operation

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                 _____________________________________________

     The following table summarizes the basic results of operations during the third quarter of 1996 compared to the 1995 and 1994 quarters (unaudited).

                             3rd Qtr.     3rd Qtr.          3rd Qtr.
                               1996         1995              1994
                               ----         ----              ----

     Sales                   $644,356     $2,058,485          $1,100,942

     Net Income (Loss)       $414,430     $ (473,011)         $ (421,822)

     Net Income Per Share    $  (0.05)    $    (0.07)         $   (0.11)


          OPERATING EXPENSES                                        PERCENT OF SALES
          ------------------                                        ----------------
     1996          1995        1994                                1996     1995     1994
     ----          ----        ----                                ----     ----     ----
 $   391,923    $ 1,422,434   $757,549    Cost of Goods Sold        60.8%    69.1%    68.8%

 $   382,135    $   303,258   $256,997    Research & Development    59.3%    14.7%    23.3%

 $   248,747    $   780,924   $493,616    Sales, General & Admin.   38.6%    37.9%    44.8%

 $ 1,022,805    $ 2,506,616 $1,508,162    Total Operating Costs    158.7%   121.7%   136.0%
                                          and Expenses

     The comparisons of Operating Expenses for third quarter 1996 to 1995 are shown above. Even though the 1996 third quarter percentages of Operating Expenses shown seem excessive (e.g. R & D) , the percentages are skewed because of the low level of sales. The Company's restructuring during 1996 is beginning to become apparent. The Company changed from a product manufacturing entity to an O.E.M. product company providing software designs to overlay on purchased hardware. As a result of this restructuring, the Company has reduced overhead during 1996, which should have a favorable effect on future expenditures.

     Because the third quarter sales have been reduced to approximately one third of the sales of the comparable 1995 quarter (primarily as a result of the Company's inability to ship products utilizing the three-way call detection system), the operating expense comparisons, both in terms of dollars and percentages, should be viewed accordingly. The percentages of each expense category are distorted in comparison to the previous year's quarter due to the low sales. However, the actual dollars expended for R&D shows an increase, with sales and general administration reduced as a result of the Company's previously reported restructuring.

     The nine months of 1996 shows a reduction in sales of 35% compared to 1995 sales. Ongoing operating expenses were 65% of the 1995 expenses. For the nine months 1995-1994 comparison, 1995 sales were increased 45%, with operating expenses increasing by only 27.7%, compared to 1994.


GENERAL BUSINESS DISCUSSION
---------------------------
     As can be seen from the low level of sales during the third quarter, the Company was still suffering from the patent infringement suit lodged against one of the Company's adjunct suppliers. That supplier, while not selling directly to SDC, was supplying units to our customers that operated in conjunction with the Company's Inmate System. The lack of availability of the 3 way call detection device effectively stopped all sales of SDC's Inmate System from September 1995 to September 1996. Prison wardens refused to accept telephone control systems without that fraud detection system.
     Upon becoming aware of the suit, the Company began design of the Company's own 3 way call detection system. The intricacies of the system, coupled with the necessity of avoiding infringing on outstanding patents, require a substantial amount of design time and Beta testing with Bell Operating Companies.
     As a subsequent event -- SDC began shipping its new 3 way call detection system at the end of September and continues shipping during the fourth quarter. A recent press release stated that the Company has orders and committments in the amount of four million dollars for the 3 way call detection system and Inmate systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Cash used in operating activities was $1,341,860 for the nine months ended September 30, 1996. Negative cash flow from operations was the result of the Company's net loss of $1,779,792. Trade accounts receivable decreased by $155,189 from December 31, 1995 reflecting lower shipments for the nine months ended September 30, 1996. Other receivables increased by $500,000 for the same period, from the purchase agreement between ICT and SDC.

     Cash used in investing activities for 1996 was $15,698 versus $220,170 in 1995. which reflects the constrained purchase of equipment necessary to increase productivity of personnel.

     Cash provided by financing activities was $1,385,499 in 1996 compared to $1,478,336 in 1995. The cash was generated from the long term debt arrangement along with the proceeds generated from the sale of the Company's common stock.

     Current assets at September 30, 1996 were $2,292,542, 8 % more than current assets of $2,119,680 in 1995, due primarily to the $500,000 increase in other receivable, which in turn was offset by the decrease in trade account receivable and the inventory decrease. Current liabilities at September 30, 1996 were $1,650,074, 35 % more than current liabilities of $1,220,863 in 1995.






COMMENTARY OF 1996 BUSINESS
---------------------------

     Subsequent Event. A stockholders meeting was conducted on November 7, 1996. The following actions were taken by the stockholders:

     1.     The acquisition of Innovative Communications Technology, LTD
            (ICT) was affirmed.

     2.     The directors elected were:
            Alan Bashforth
            Joy Hartman
            Lyndon Keele
            Kenneth Ray

     3. Nemiroff, Cosmas & Company were appointed independent public auditors for fiscal 1996.

     4.     The increase in common stock to 25,000,000 shares was authorized.

     5. There were insufficient votes on Question Number 2 to provide a quorum to approve the adoption of Preferred Stock..

     6. The Board of Directors elected the following officers to serve until the next stockholders meeting:
            Chairman - Lyndon A. Keele
            President and CEO - Alan C. Bashforth
            Executive Vice President, Treasurer and Secretary - Joy C. Hartman Vice President of Sales - Russell R. Angely

     Stockholders approved an increase in the authorized common stock to 25 million shares at the Company's annual meeting on November 7, 1996, which allowed SIDY to consummate the acquisition of Innovative Communications Technology, LTD. (ICT) ICT is engaged principally in the business of digital communications. It's products include a Frame Relay System, a File Transfer System, and a Celerity System. The Frame Relay System enables any digital data stream, (including audio and video) to be transmitted in packetized form over dedicated telephone company data circuits, thus allowing intracompany audio and video conferencing between computer users at any time. The File Transfer System is designed for use via satellite networks so as to enable computers to transfer data on a confidential broadcast basis to any one or multiple addresses simultaneously. This system is compatible with Windows 3.1
(R) and Windows 95(R). The Celerity System design concepts are used to increase access speed to private data services and the internet.

PART II.       OTHER INFORMATION
                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                  _____________________________________________

Item 1.  Legal Proceedings
         No material developments.

Item 2.  Changes in Securities
         There has been no change or modification in the constituent instruments defining the rights of holders of the corporation's sole class of registered security nor any modification of the rights evidenced by such class by issuance or modification of any other class of securities. Refer to Commentary of 1996 Business on page 7.

Item 3.  Defaults Upon Senior Securities
         No material developments.

Item 4.  Submission of Matters to a Vote of Security Holders
         Refer to Commentary of 1996 Business on page 7.

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

Dated: November 14, 1996