Form 10KSB
period 1996-12-31
SCIENCE DYNAMICS CORP
filed 1997-03-31
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 13(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1996


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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this form 10-KSB or any amendment to this form 10-KSB [x]

State issuer's revenue for its most recent fiscal year: $5,562,272.

The number of shares of Common Stock outstanding as of December 31, 1996, was 11,929,728 shares.

The aggregate market value of voting stock of the registrant held by non-affiliates as of December 31, 1996 was approximately $6,656,396.

Documents Incorporated by Reference: Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on or about June 17, 1997, are incorporated by reference into Part III of this report.

Transitional small business format   Yes X  No___

PART I
------------------------------------------------------------------------------
ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL
-------

Science Dynamics Corporation (the Company or SDC) markets a variety of systems, including intelligent call processing platforms which provide telecommunications service capabilities to the Public
Switched Telephone Network and Private Data Networks. These platforms are sophisticated, state-of-the-art, software based systems which satisfy a wide range of computer telephony integration applications. The Company's products address niche market opportunities in Bell Operating Companies (BOC's) and large independent telephone operating companies such as GTE and Sprint, and to certain data network suppliers. These opportunities lie primarily in the areas of Inmate Systems, Debit
Card Systems, Voice Announcements, Interactive Communications,
Intelligent Network Control and Administration. Management believes that Science Dynamics' systems enable operating companies to improve service, increase revenues, reduce operating expenses, and quickly introduce new service offerings.

PRODUCTS
--------

The Company's products are microprocessor and software based telephone support and special services products. Science Dynamics' principle products are:

1. TELEPHONE MANAGEMENT SYSTEMS

   a. COMMANDER - Correctional Facility Inmate Telephone Management System

      The Commander Series product line provides a centralized, total control solution for correctional facility managers. As an integrated prison control system, Commander puts extensive inmate telecommunications and processing tools at the customers' fingertips. It provides cost-effective control and is designed to fit individual facility needs. The Commander product line is ideally suited for correctional facilities requiring the integration of the telephone system with other components of a prison management system, including inmate telephones, inmate tracking, electronic booking and video imaging, and commissary and debit services. For the correctional facility, Commander reduces inmate abuse and fraudulent use of the public telephone network.
      The system provides the means to administer telephone privileges and inmate services while at the same time facilitating inmate investigative research. For the Telephone Company serving the correctional facility, Commander serves as a cost effective and revenue producing solution when facing competitors offering alternate telephone and other prison services. The Bell Region Holding Companies and independent telephone companies acquire commander systems, previously named the Collect Call Timing Device (CCTD). Science Dynamics has installed and is currently supporting 150 Commander systems controlling in excess of 15,000 inmate telephones at many of the largest correctional facilities within the United States.

   b. TeleComNet MULTIPLE APPLICATIONS CONTROLLER  (TMAC)

      Currently, Science Dynamics' TMAC serves as the Company's Front End Processor (FEP) for its Prepaid Telephone Card systems. This robust platform and associated management system provides a complete management system for the control of card reader telephones located within a large distributed public services network. TMAC centralizes the functions of fraud prevention, call rating, call detail records, call statistics, and voice announcements. TMAC also provides for centralized control of multiple phones, real time call rating, multi-language speech capability and power for card reader telephones. TMAC's hardware designen compasses both the Digital and

      Analog central office interface. The system also provides an extensive and flexible maintenance, administration, and report generation capability. TMAC is an innovative Public Payphone Management System that has future applications potential in the control of coin phones, facsimile services and point of sale terminals.

2. VOICE SERVICES SYSTEMS

   a. VOICE RESPONSE SYSTEM

      The Company's Voice Response System (VRS) is a cost effective automatic intercept product designed to provide flexible announcement capabilities for the central office location. The unique architecture of the VRS results in a single system solution that can meet all announcement requirements in any central office.

      The VRS interfaces to both digital switches, via analog trunk interfaces, and electromechanical switches. The VRS also supports Science Dynamics' Quick Connection application, which addresses local dial tone competition by helping telephone companies to retain their customer base with a quick and convenient way for new subscribers to obtain telephone service.

      The Voice Response System contains a standard library of recorded messages and phrases that can be used for all telephone company announcement requirements. These messages can be fixed, concatenated, or recorded by the user and appended to the phrase and/or announcement library using the digital encoding feature of the VRS. Several key features of the VRS encompass interactive Custom Local Area Signal Service (CLASS), changed number referral announcements with optional call completion, Automatic Number Announcement (ANA), user recorded custom announcements, service and emergency announcements.
      Users can perform custom voice recordings and message construction locally by using the built-in display and control panel, or remotely using the administration port. The user recordable memory is expandable to accommodate larger user recorded message requirements. The VRS has an internal database for changed number referral or message assignment by switch designated translation. VRS also supports pooled trunk announcements to better utilize trunk resources.

   b. QUICK CONNECTION

      Science Dynamics' Quick Connection provides a way for Local Exchange Carriers (LEC's) to address local dial tone competition. IntraLATA presubscription allows customers to select a local telephone company, just as they now select a carrier for long distance. Quick Connection provides a quick and convenient way for newly located subscribers to obtain telephone service.

      Quick Connection provides a method by which a new telephone service subscriber can plug a telephone into an inactive phone jack and connect automatically to the Local Exchange Carriers (LEC) service representative at the telephone company's business office.
      After going off hook, the subscriber hears a voice announcement greeting. This announcement gives the name of the Telephone Company and offers the immediate connection of service. The system automatically identifies the line to the Telephone Company's service representative, leaving no question as to the exact location of the telephone line jack. Quick Connection's features encompass a low cost solution for the telephone companies in deterring competition and/or acquiring new customers.

3. OTHER PRODUCTS

   With the November 7, 1996 acquisition of the intellectual properties of ICT, Science Dynamics accelerated its entry into the dynamic computer-telephony market. ICT's products include a frame relay system which enables any digital data stream to be transmitted in packetized form over dedicated company telephone lines, a file transfer system for use via satellite networks, and a system to increase access speed to private data services and the Internet.

   With 20 years of experience in the telecommunications industry, Science Dynamics has built a reputation for adaptable and versatile system products. The Company has designed and supported numerous products for the Bell Regional Holding Companies and independent telephone companies. Over 14,000 units have been installed, including, Coin Line Message Interceptor, Expanded Announcement, Change Number Announcement, Activities and Routing, Restriction/Access, Billing Recorder and T1 Converter systems.

   Most of those products, while mature, are still in use today and continue to provide customer services and a revenue source for many Bell and Independent Telcos.

   While the Company intends to maintain its primary focus on the telecommunications market place, new products are being developed for the combination of computers and telephone aspects that are commonly called Computer Telephony Integration (CTI).


LICENSES
--------

There are no outstanding license agreements other than commercially available software packages used by the Company.


MANUFACTURE OF PRODUCTS
-----------------------

The Company's ongoing restructuring and transitioning to a predominately software programming Company and system integrator has resulted in disposing of the Company's manufacturing assembly operation. All hardware items are outsourced to pre-qualified manufacturers. The Company presently performs final assembly and test on most of its products in its own facilities utilizing standard modules supplied by vendors and fabricated parts manufactured by others to its specifications.

The Company's operations do not pollute or involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environmental protection or restoration.

The Company's products are primarily produced to order and inventories of the Company normally consist of raw materials, work in process, and finished goods. The Company believes it maintains a quantity of inventory adequate to insure reasonable customer requirements and service.

The Company is neither dependent upon nor affected by availability of basic raw materials in any aspect of its operations. The Company buys most materials from a number of different suppliers and is generally not dependent on any one supplier. If a supplier should cease to deliver a module, another source would have to be located. The Company believes it would be able to do so by acquiring a substitute part that could require a hardware or software change in the circuit or unit in order to provide satisfactory performance, although added costs and delays of unknown amount and duration could be experienced.

The Company believes that its business does not and will not depend upon patent protection for its products but will depend primarily on technical competence, service, and the quality of its products. However, when patent application appears to be appropriate, patents will be pursued such as the patent utilizing ANI for ordering goods and services over Feature Group D telephone lines granted on January 10, 1989. Patent Number 5,157,718 for Interface Adapter for Directory Assistance positions was issued to the Company on October 20, 1992. The Company continues to copyright its firmware and software and take the necessary steps to protect its trademarks.

SALES AND MARKETING
-------------------

Sales of the Company's products to date have been made to operating telephone companies covering a large geographical area, to telephone service distributors, to Mitsui USA, Inc. for FEP units. Relations with all customers are satisfactory.

During 1996, three customers and their operating subsidiaries accounted for 84.3%, 9.7%, and 3.0% of total sales. The 84.3% to one customer resulted primarily from the large last quarter sales and the tangential effect of the lawsuit against a supplier. Refer to Management Discussion section on Page 10. Depending on current sales levels, the loss in the entirety of any such customer would have a material effect on sales. The subsidiaries of telephone companies are, however, autonomous entities and there is no information indicating any basis for belief that any such customers will be lost as a customer for any reason or that there will be material changes in the customer relationships with any of these companies.

At this time, the Company employs a Vice President of Marketing and Sales. There are four full-time direct support sales personnel. In addition to its own staff, the Company has Distribution Agreements with telephone supply companies for supplying systems to the major independent telephone companies.

RESEARCH & DEVELOPMENT
----------------------

Research and Development expenses in 1996 were $934,260 compared to $984,567 in 1995 and $637,635 in 1994. The expenditures during 1996 were primarily a result of electronic design and enhancement of the inmate system and programming expenditures in the Company's front-end processor, which is designed to accommodate debit change card phones.

The Company believes that a strong research and development effort is important to its future growth. An explanation of the changes in research and development is contained in Management's Discussion and Analysis of Financial Condition under Part II, Item 6 on Page 11 of this 1996 10KSB.

The Company conducts most of its research and development activities at its own facility using its own personnel. The Company had approximately 14 employees engaged in research and development. The Company's research and development activities are aimed at providing new products for its current product lines and developing new applications.

COMPETITION
-----------

The Company is in a highly competitive business. Its products and potential products are similar to those supplied or capable of being supplied by a number of companies, some of which have substantially greater financial and technological resources, and production and marketing capabilities. Principal competitive factors include (1) size of the manufacturer, (2) the capability of the technical staff, (3) the capacity to be innovative and (4) quick response time. Each of the Company's competitors are directly competitive with only one, or in some cases two, of the Company's products.

CUSTOMERS
---------

The Company has been a supplier to Telecommunication Companies for the past 20 years, providing over 14,000 units and systems to a large portion of the approximately 1,300 major and minor Telephone Operating Companies (Telcos). SDC has recently evolved into primarily a software driven integrator of Computer Telephony Integration Systems which the Company believes will expand sales to private data network companies, as well as telcos. Present major products--institutional inmate telephone control systems; computer controlled digital transmission systems for video, audio and data for transmission over terrestrial and satellite networks.

EMPLOYEES
---------

At December 31, 1996, the Company employed 31 persons on a full-time basis including nine engineers, ten technicians, and two salesmen. The Company supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. There was one part-time employee. Employee relations to date have been excellent and there has been no record of labor problems and no foreseeable difficulty.

GOVERNMENT APPROVAL
-------------------

No material portion of the Company's business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the government.

The Federal Communications Commission (FCC) requires that some of the Company's products meet subpart J of Part 15 and Part 68. Part 15 deals with the suppression of radio frequency and Electro-magnetic radiation to specified levels. Part 68 deals with protection of the telephone network.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company has leased for ten years commencing May 1, 1995, a free-standing masonry building in an industrial park in Cherry Hill, New Jersey, which contains approximately 25,000 square feet utilized for office space and approximately 25,000 square feet utilized for manufacturing and warehousing space.

The Company assembles and tests its products and carries on its other corporate activities at this location. Since the Company's restructuring and redirection, the facilities are more than presently required. It is anticipated that a trade-off to a smaller facility within the same industrial park, or in the alternative, a sub lease of the unused area can be effectuated.

ITEM 3.      LEGAL PROCEEDINGS

The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Stockholder meeting originally scheduled for June 12, 1996 was postponed to November 7, 1996 in order to present the acquisition of the intellectual property of Innovative Communications Technology Ltd.,
(ICT) to stockholders for approval.  The following items were presented:

     1.     Election of Directors - the following Directors were elected:

                                        L. A. Keele
                                        J. C. Hartman
                                        K. P. Ray
                                        A. C. Bashforth

     2.     Acquisition of the intellectual property of ICT - approved.
     3.     Increase the authorized common stock from 10,000,000 to
                25,000,000 shares - approved.
     4.     Establish a new preferred stock - disapproved.
     5.     Ratification of Cosmas & Company as independent auditors for
                1996 - approved.

PART II
------------------------------------------------------------------------------
ITEM 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is traded in the NASDAQ Small Cap market system. The NASDAQ symbol for the Company's Common Stock is "SIDY".
The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 1995 and December 31, 1996 were as follows:

        Calendar Quarter        High Bid Price       Low Bid Price
        ----------------        --------------       -------------

            1995
            ----
            First                   $1.1875             $0.8125
            Second                   1.0625              0.8750
            Third                    1.1275              0.7500
            Fourth                   0.9687              0.5937

            1996
            ----
            First                   $ .8125             $ .3750
            Second                   1.8125               .4062
            Third                    1.3750               .6250
            Fourth                   1.1250               .6562

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 1996, there were approximately 350 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefor.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net Sales for December 31, 1996 were $5,562,272, a decrease of
$1,160,320 from December 31, 1995. As previously reported, the adjunct supplier which provided complementary equipment to the Company's Institutional Inmate System had settled a patent infringement suit which as a requirement prevented sales of such equipment. This consequent lack of available equipment for the 3-way-call detection product caused severe constraints on the Company's sales revenue from September 1995 through the third quarter of 1996. The Company accelerated its own development activity to design a replacement system that would not be infringement on any patents and that could also provide a platform for additional functions. The design encompassing the 3-way-call detection functions was successfully beta tested with two Bell Operating Companies and an independent telephone company.
The successful design of the 3-way product resulted in orders approaching
4 million dollars for delivery during the fourth quarter. Because of the curtailed orders during the first three quarters, which resulted from the above noted lack of necessary equipment, sales during the fourth quarter were more than the first three quarters combined.

The universal platform designed for the initial 3-way-call detection function has been incorporated with other salable functions and will continue to have additional functions added as quickly as the additions can be designed and tested. The platform is truly universal and will be utilized for purposes beyond inmate systems.

The acquisition of ICT's intellectual properties provides an array of smart data transmission products. Those properties, combined with Science Dynamics' newly introduced switching platform, provides SDC with a number of strategic product development opportunities. The Company's ongoing strategic plan to prioritize product development opportunities will define and put into place detailed programs to assure commercial realities in a timely manner.

The Company has previously stated that the restructuring that has been ongoing during the past year has dramatically changed the Company. The changes have remolded the operation from a predominately hardware manufacturing company into an integration company principally engaged in software development. Now manufacturing is outsourced with the exception of in-house testing. For example, the hardware for the universal platform, the Commander Plus, is almost entirely purchased assemblies. The value added is the Telephony knowledge and the software that overlays the purchased modules.
The Company believes that the new structure that has been placed in operation will improve product development and time to market, leading to improved financial performance by the Company.

A key element of the Company's redirection centers on its strategic plan in providing products to both the telecommunications and computer telephony integration (CTI) industries. Historically, Science Dynamics has designed, engineered and manufactured the majority of its product lines. In 1996 and beyond, SDC has and will continue to partner with other companies and suppliers in developing new products. The Company's plan is to take advantage of readily market-available technologies in providing telecommunications systems based on SDC's hardware integration and software application development. The Company believes that the long term growth of SDC will be realized by melding its capability in software, engineering and marketing with the expertise of other companies capable of manufacturing high performance hardware technology. It is believed that this redirection will provide SDC the ability to deliver to the market in timely fashion, cost effective, feature rich telecommunication and CTI products and systems.

The 1996 Operating Costs, compared to 1995, increased as a percentage of sales as shown which are shown in the table below. However, in dollar terms, total costs decreased due to the restructuring noted above. The following elements compose Operating Costs with each element computed as a percentage of sales. The increase in Cost of Sales is a result of large OEM purchases during the last quarter of 1996.

                                             1996         1995      1994
                                             ----         ----      ----

     Cost of Sales                           63.9%        55.2%     40.2%
     Research and Development                16.8%        14.6%     14.9%
     Selling, General, and Administrative    38.9%        43.0%     70.7%
     Inventory Write Off                      8.1%          -         -
                                             -----        -----     -----
     Operating Costs                        127.7%       112.8%    125.8%


1996 sales of $5,562,272 were 17% less than 1995 sales of $6,722,592.
As stated previously, sales for the first three-quarters of 1996 were severely depressed due to the lack of available equipment needed for the Company's inmate system. Most prison officials will not accept an inmate system without 3-way-call detection because of the possibility of fraudulent telephone calls originating from a prisoner. The lack of the detection system almost totally restricted sales of the inmate system until the Company's own system was designed and accepted.

The 1996 net loss of $1,618,347 was 42% more than the loss experienced in the prior year because of the reduction in revenue and the $449,062 inventory write off. The loss comparison year to year would have reduced the 42% down to 20% if the comparison were calculated without the inventory write off. However, with the Company's restructuring and redirection as covered above, it became prudent to eliminate inventory that supported the resulting discontinued products.

1995 sales were up 36% over 1994 sales of $4,290834. The above stated absence of 3-way-detection, as explained above, also curtailed 1995 sales during the fourth quarter of 1995. The net loss for 1995 was $934,956 as compared to a loss of $1,471,143 in 1994. Primary and fully diluted loss per share for 1996 was (.18) cents, 1995 was (.16) cents, compared to (.40) cents in 1994.

SUBSEQUENT EVENT
----------------

On February 7, 1996, NYNEX made a public release stating that public acceptance of debit coin phones "just never caught on with our customers", in spite of marketing and advertising campaigns. As a result, NYNEX has chosen to remove the debit card phones and replace those phones with intelligent coin phones. The Company owned Front End Processors (FEP) were provided to NYNEX through Teleplus, the prime contractor for the debit card systems. SDC is presently negotiating licensing the FEP to Teleplus, on a non-exclusive basis. Teleplus is a division of the Mitsui Corporation.

Science Dynamics had anticipated the possibility of that eventuality and had taken steps to mitigate any impact upon the Company. That possibility was one of the many justifications for redirecting SDC's structure to becoming an almost totally dedicated software value added integrator. This new Company approach was one of the underlying reasons for the acquisition of Innovative Communications Technologies, LTD. (ICT), a software company.

THE INDUSTRY
------------

The environment for revenue-generating telecommunications services has been changing dramatically over the past five years. Services such as Internet, e-mail, 500 follow me numbers, PCS, etc., have begun to re-shape the telecom market landscape. Recent decisions enabling the regional Telephone, interexchange, and cable companies to provide both telephone and various information services has made for even more extensive changes. Requirements for new types of telecommunications equipment are being driven by (1) competition to the traditional telephone operating companies, (2) users' demands for new services, and (3) the recent federal telecommunications legislation.

As technology, competition, and legislation have resulted in a proliferation of competitive telecom services, telephone companies have been forced and will continue to respond to an exploding range of customer demands for improved and broadened services. As a result of this market turbulence, the equipment used to provide service applications needs to be easily integrated, versatile, and capable of being modified easily.

Since local loop competition will be intense, telecommunications suppliers will need to control investment expenses in equipment while still being able to respond to network and service needs. Service providers will also have to reduce operating expenses through centralization of system administration and system integration strategies.

The competitive needs noted above will impact equipment and services in this market area. Equipment will have to provide software-derived functionality for flexibility and speed in deploying and modifying service applications and call processing sequences. Changes to Centralized Operation, Administration, and Maintenance (OA&M) capabilities will be required in order to reduce operating costs. Equipment must be easily programmable by both end users and the service provider to meet "real time" service needs. Equipment and software must have a low "prove in" cost where investment payback periods are short in order to reduce risk in the face of market change and uncertainties. Science Dynamics sees opportunities in this environment for companies able to provide flexible, modular, software-based products. These opportunities were one of the driving forces behind SDC's restructuring and redirection.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash used for operating activities for the years ended December 31, 1996, 1995, and 1994 were $587,380, $1,270,280 and $611,736 respectively.
The use of cash in operating activities resulted primarily from net losses and the significant decrease in accounts payable.

Net cash used for investing activities were $24,379 in 1996, $225,247 in 1995, and $19,063 in 1994. The Company's capital purchases in all three years consisted primarily of computer related equipment utilized in the development and testing of the Company's products. The Company expects to increase its capital expenditures as necessary to maximize development efforts to expedite products to market and to expand its products into other market segments.

Net cash provided by financing activities was $1,419,362, $1,599,110 and$1,052,697 in the years ending December 31, 1996, 1995, and 1994, respectively. The cash was generated by the net proceeds from the sale of the Company's common stock and funds generated from a convertible note payable reduced by the payments made to the bank note. The funds were utilized for working capital primarily for the purchase of inventory to fulfill customer orders.

At December 31, 1996, the Company had $830,229 in cash and cash equivalents and $1,183,712 in working capital. Current assets as of December 31, 1996 were $1,741,327 compared to $2,119,680. The collection of the accounts receivable in the fourth quarter increased the cash and cash equivalents. The counterbalance resulting in the overall decrease was essentially the decrease in accounts receivable and the inventory obsolescence write off of $449,062 which resulted from the discontinuance of several of our mature product lines.

Current liabilities at December 31, 1996 were $557,615, 54% less than current liabilities of $1,220,863 at December 31, 1995. Two major constituents attributed to this decrease. An investment company purchased the note payable to Fleet Bank. The Company issued 460,000 shares of its common stock to satisfy and cancel the note. The other factor was the significant reduction in accounts payable.

The Company believes that the projected sales performance generating cash flow from operations together with its current cash balances will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months. To promote future growth the Company may require the utilization of some form of financing instrument.

Statements in this Annual Report on Form 10KSB concerning the Company's business outlook on future economic performance and statements concerning assumptions made or expectations as to any future events, conditions or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which cause actual results to differ materially from those set forth above and elsewhere in the Annual Report.
The Company may encounter competitive, technological, financial and business challenges making it more difficult to market its products and services, the impact of which may in turn affect the Company's results of operations and financial position.


ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements are listed at "Index to Consolidated Financial Statements".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the
Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.
------------------------------------------------------------------------------

PART III
------------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:

       Name                 Age     Position with the Company
       ----                 ---     -------------------------

       Lyndon A. Keele       68     Chairman of the Board of Directors.
                                    President from June 1973,
                                    until November 7, 1996.  CFO and
                                    Treasurer from December 1980 until
                                    November 7, 1996

       Alan C. Bashforth     46     President and Director since November
                                    7, 1996

       Kenneth P. Ray        63     Director since May, 1990

       Joy C. Hartman        48     Executive Vice President, since December
                                    1994, Corporate Secretary since June 1,
                                    1993, CFO and Treasurer since November 7,
                                    1996, and Director since May 7, 1991

       Russell R. Angely     58     Vice President, Sales and Marketing
                                    since May 2, 1994

There were six board meetings during 1996. All members participated in these meetings, with the exception of one meeting when Mr. Cox was absent.

None of the above persons is related to any other of the above-named persons by blood or marriage.

BIOGRAPHIES
-----------

LYNDON A. KEELE is the founder of the Company and has been active as Chairman of its Board of Directors and President from June of 1973 and as its Treasurer since December of 1980. Mr. Keele's duties as President and Treasurer were re-assigned to Mr. Bashforth and Ms. Hartman, respectively, subsequent to the acquisition of Innovative Communications Technology.
From April of 1973 to August of 1977 Mr. Keele managed his own investments and served as a consultant to a number of companies involved in the electronics industry. Prior to 1973, Mr. Keele served for five years as a founder and Executive Vice President of TeleSciences, Incorporated, a company engaged in design and manufacture of telephone support equipment.
He theretofore served as a Program Manager for multimillion-dollar programs involving data and circuit switching systems at ITT Federal Laboratories. From 1958 to 1962, he was employed by GTE's Sylvania Electronics Systems Division in various management positions, including Program Manager of data processing and cryptographic communications Projects and Programs. The University of Texas awarded him a B.B.A. in 1951.

ALAN C. BASHFORTH, President, was the President of Innovative
Communications Technology, LTD. (ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by SDC in November, 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when
Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and Telecommunications.

Company in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering.

KENNETH P. RAY is President of DelRay, Inc., an active telecommunications consulting firm. From 1964 to 1987 he was associated with ITT in various responsible positions and in 1976 became Vice President of ITT Telecommunications, with responsibility for engineering, marketing and sales departments. In 1981 he became Vice President and Director of Operations for the Transmission Division of ITT Space Communications. In January 1987, ITT's telecommunications group was acquired by Alcatel and Mr. Ray became Vice President of Marketing and Development for Alcatel Network Systems.
From 1988 to 1991, he was Vice President for Technology and Business Development for Alcatel North America, a telecommunications company.
Mr. Ray received a BSEE from Polytechnic Institute of New York in 1954 and a Masters in Economics from North Carolina State University in 1970.

JOY C. HARTMAN, Executive Vice President, was employed by the Company in January 1982, and is responsible for General Corporate Administration including the functions inherent in comptrollership, personnel, employee benefits, and insurance activities. Her prior experiences included MSA, a marketing Research Company, TeleSciences, Incorporated, and
Peat Marwick-Mitchell. Ms. Hartman is a graduate of the Wharton School of Business of the University of Pennsylvania.

RUSSELL R. ANGELY, Vice President of Sales and Marketing, was employed by the Company in May, 1994. Prior to joining the Company, Mr. Angely was the National Sales Manager for CXR Corporation, where he managed the direct sales organization and an extensive network of domestic and international distributors, VAR's, and Manufacture Representative sales organizations.
Mr. Angely has served in executive level assignments with Xerox Corporation, Racal Milgo, Delta Data Systems, Develcon Electronics, and Racal DataCom. These assignments have provided Mr. Angely with over 25 years experience in sales and marketing management in the data and telecommunication industry. Mr. Angely received a degree in Business Administration from Penn State University and has participated in Executive Management programs at the University of Pennsylvania, NYU, and Michigan State University.

The Company regrettably accepted the resignation of Mr. John E. Cox on June 12, 1996 and Mr. Sheldon C. Hofferman on June 1, 1996. The resignations in both instances were for personal reasons and were without prejudice.


ITEM 10.     MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION
----------------------

Reference is made to the information to be set forth in the section entitled "Remuneration of Officers and Directors" in the Proxy Statement, which section is incorporated herein by reference.

None of the Company's officers received any other present or proposed contingent form of remuneration or deferred compensation as defined in Federal Securities Laws, Section 228.402 of Regulation S-B. Outside Directors receive $250.00 per meeting as standard compensation for service as directors. Should there be a change in control or ownership of the Company by acquisition or merger, the Board of Directors on January 25, 1996, adopted a resolution whereby the then present officers of the Corporation are protected from termination without cause. The compensation amount is limited to compensation for three years of salary. Such compensation can be either a lump sum payment or payment over a three year period.

INCENTIVE STOCK OPTION PLAN
---------------------------

At the annual meeting of stockholders on April 22, 1982, the stockholders unanimously approved an Incentive Stock Option Plan initially encompassing 162,000 shares. At the annual meeting of stockholders on April 24, 1984, the Plan was amended to include an additional 200,000 shares. At the annual meeting of stockholders on April 27, 1992, the plan was amended to include an additional 200,000 shares.

Following the imminent expiration of that Plan in 1992, the shareholders on April 27, 1992, approved the adoption of a successor Incentive Stock Option Plan encompassing 200,000 shares, excluding 90,950 shares that had not been subject to grants under the initial Plan. To date, net option grants with respect to 204,925 shares have been awarded, with 357,075 shares remaining available for future awards.

During 1996, thirteen individuals participated in the Plan as a result of grant of option award. A total of 36,800 shares were awarded. The share price of options on award ranged from $.78 to $1.00 utilizing the market price of shares on date of award. To date 78,425 shares have been exercised. No options have been awarded nor can be awarded at less than market value at the time of grant.

A Committee designated by the Board, which consists of the following members, has administered the Plan during the year:

     Jan. 1 through Nov. 7, 1996               As of Nov. 7, 1996
     ---------------------------               ------------------
     Lyndon A. Keele                           Kenneth P. Ray
     701 Garwood Road                          909 Darfield Drive
     Moorestown, NJ 08057                      Raleigh, NC  27615

     Joy C. Hartman                            Joy C. Hartman
     504 Bartram Road                          504 Bartram Road
     Moorestown, NJ  08057                     Moorestown, NJ  08057

There were two meetings of this committee during 1996.

No compensation has been received by any person for any services performed with respect to the Plan. The Plan involves no investments or assets of any nature other than SDC shares authorized for award under terms of the Plan. The Plan has therefore incurred no brokerage commissions payable or due to any broker, investment adviser, investment manager, underwriter or any affiliate of any nature. There have been no financial statements prepared in the course of administration of the Plan nor distributed nor made available to employees except for the Company's annual statements as included herein.

The Company has no other stock option, stock appreciation right, profit sharing, bonus or similar remuneration plans or programs. From time to time, special bonuses are informally awarded in recognition of unusual or extraordinary service. In 1996, no funds were expended or paid to individuals or officers for such purposes.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth certain information as of December 31, 1996, with respect to the ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, which is its only voting security.

 Name and Address                         Number of            Percent of
of Beneficial Owner                        Shares         Outstanding Shares1
-------------------                       ---------       -------------------
Lyndon A. keele                           775,534(2)            6.50%
701 Garwood Road, Moorestown
NJ  08057

Reynolds E. Moulton Jr.                   761,000               6.38%
54 Washington Street,
Marblehead, MA  01945

Innovative Communications Technology,   1,500,000(4)           12.57%
LTD. (ICT)
Le Clos D'Auranche
La Rue Bel-Aire
St. Mary, Jersey C.I.
(Alan C. Bashforth, President of the
Company controls ICT)


The following table sets forth certain information as of December 31, 1996, with respect to the ownership of the Company's Common Stock by each director of the Company, and all directors and officers of the Company as a group.

                                                      Number      Percent of
Name and Address                  Title             of Shares     Outstanding
----------------                  -----             ---------      Shares(1)
                                                                  -----------

Lyndon A. Keele           Chairman of the Board    775,534(2)        6.50%
701 garwood Road          President, Treasurer
Moorestown, NJ  08057       to November, 1996

Russel R. Angely            Vice President          11,000           0.09%
107 Hardwood Court         Sales and Marketing
Chalfont, PA  18914

Joy C. Hartman            Exec. Vice President       1,000(2)        0.008%
504 Bartram Road               Treasurer,
Moorestown, NJ  08057     Secretary, Director

Kenneth P. Ray                  Director             6,000(3)        .05%
909 Darfield Drive
Raleigh, NC  27615

Alan C. Bashforth        Director and President  1,500,000(4)      12.57%
Le Clos D'Auranche          Nov. 7 to present
La Rue bel-Aire
St. Mary, Jersey C.I.

All Directors and Officers
as a Group(5)                                    2,293,534         19.23%

(1) Based upon a total number of 11,929,728 shares outstanding as of December 31, 1996.

(2) Includes 1,700 shares owned by Mr. Keele's daughter, and 300 shares owned by Ms. Hartman's children. The daughter of Mr. Keele has sole voting and investment power with respect to her shares and Mr. Keele has sole voting and investment power with respect to all other shares in this total.

(3) Has sole voting power and sole investment power with respect to the shares owned by such person.

(4) Shares in the name of Innovative Communications Technology, LTD., a corporation, controlled by Mr. Bashforth.

(5) In addition to the 6,000 shares owned by K. Ray, an outside Company Director, Mr. Ray holds incentive options to acquire 30,000 shares.
     Mr. Angely holds incentive options to acquire 30,000 shares in addition to the 11,000 shares owned. In addition to the 1,000 shares owned by Ms. Hartman the VP, Ms. Hartman holds incentive options to acquire 45,000 shares.

There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995 there were three transactions with certain related parties.
Mr. Reynolds Moulton, Jr., an owner in excess of 5% of the Company's stock, and Mr. Sheldon Hofferman, a Company Director, purchased additional restricted stock each in the amount of $100,000 and $25,000 respectively. Mr. Lyndon A. Keele, then President and a Director converted the Company's $188,600 indebtedness to him into common stock (See Note 6.B. of the 1995 10-KSB). During 1996, Golden Phoenix, L. P. of which a former member of the Company's Board of Directors made a convertible loan in the amount of $500,000 with warrants to later acquire company stock. On November 7, 1996, the stockholders approved the acquisition of the intellectual property of Innovative Communications Technology, LTD. This acquisition entailed the transfer of 1,500,000 shares of Company stock to a trust owned by Mr. Alan C. Bashforth. There have been no other transactions during the last two years or any currently proposed with any executive officers, directors, nominees for election as director or any security holder or beneficial owner of more than five percent of the Company's voting securities or any immediate family member of any such owner and to the Company within the terms of 17. C.F.R.
Section 228.404 (Item 404 of Regulation S-B).


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  FINANCIAL STATEMENTS

        Report of Independent Accountants dated March, 1997       Page 18
        Consolidated Balance Sheets as of December 31, 1996
        and 1995                                                  Page 19
        Consolidated Statements of Operations, three years
        ended December 31, 1996                                   Page 20
        Consolidated Statements of Changes in Shareholders'
        Equity, three years ended December 31, 1996               Page 21
        Consolidated Statements of Cash Flows, three years
        ended December 31, 1996                                   Page 22
        Notes to Consolidated Financial Statements                Page 23 - 29

2.     INDEX OF EXHIBITS

     Exhibit No.     Description of Exhibit
     -----------     ----------------------
     3.1(1)          The Articles of Incorporation
     3.2(1)          By-Laws
     4               Not Applicable.  All relevant rights are described
                     in Exhibit 3.1.
     9               Not Applicable.
     10              Not Applicable.
     11              Computation of per share earnings - see Note 12 to the
                     Financial Statements.
     13              No Annual Report has yet been sent to Security Holders.
                     The Company will send stockholders copies of the present
                     10-KSB in lieu of a separate Annual Report.
     18              Not Applicable.
     24.1            Consent to incorporation by reference of the accountant's
                     report dated April 11, 1995 in the S-8 Registration
                     Statements, File Numbers 33-20687, 2-85878,2-93126, and
                     2-70685.
     25              Not Applicable.
     28              1997 Proxy Statement
     29              Not Applicable.
------------
  (1) Filed as like numbered exhibits to Registration Statement, Form S-
     18, File Number 33-20687, effective April 21, 1981, incorporated by reference.
(b) A report on Form 8-K was filed on November 22, 1996 with respect to the following items: (I) Item 2, concerning the acquisition of assets from Innovative Communications Technology, Inc.; and (ii) Item 5, concerning a private placement of 1,033,333 shares of the common stock of Registrant.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Science Dynamics Corporation

We have audited the accompanying consolidated balance sheets of Science Dynamics Corporation and Subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Science Dynamics Corporation and Subsidiary as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                              Cosmas and Company

400 Madison Avenue
New York, N. Y. 10017
February 24, 1997


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                    ASSETS

                                                     DECEMBER 31,
                                                  1996           1995
                                                  ----           ----
Current assets:
   Cash and cash equivalents                   $   830,229     $    22,626
   Accounts receivable - trade                      87,726         683,642
                       - other                     200,000            -
   Inventories                                     581,277       1,226,596
   Other current assets                             42,095         186,816
                                               -----------     -----------
      Total current assets                       1,741,327       2,119,680
                                               -----------     -----------

Property and equipment, net                        208,376         243,038
Software development costs, net of
 accumulated amortization of $566,827
 in 1996 and $395,371 in 1995                      347,489         518,945
Deferred income taxes                              308,000         308,000
Intangible Assets                                1,500,000             -
Other assets                                        41,294          39,056
                                               -----------     -----------
      Total assets                             $ 4,146,487     $ 3,228,719
                                               ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable - bank                        $       -       $   280,000
   Accounts payable                                372,913         742,581
   Accrued expenses, principally                                       -
          payroll related                          184,702         198,282
                                               -----------     -----------
      Total current liabilities                    557,615       1,220,863
                                               -----------     -----------
 Long term debt:
   Long term debt payable                          500,000             -
      Total liabilities                          1,057,615       1,220,863
                                               -----------     -----------

Commitments:

Shareholders' equity -
   Common stock - .01 par value,
    25,000,000 and 10,000,000 shares authorized,
    in 1996 and 1995 respectively 12,055,528 and
    8,048,778 issued, 11,929,728 and 7,922,978
     outstanding in 1996 and 1995 respectively     120,555          80,488
   Additional paid-in capital                    9,615,194       6,955,899
   Retained earnings (deficit)                  (6,249,045)     (4,630,698)
                                               -----------     -----------
                                                 3,486,704       2,405,689
   Common stock held in treasury, at cost         (397,833)       (397,833)
   Total shareholders' equity                    3,088,871       2,007,856
                                               -----------     -----------
   Total liabilities and shareholders'
    equity                                     $ 4,146,487     $ 3,228,719
                                               ===========     ===========


                See accompanying notes to financial statements.
-19-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                             SCIENCE DYNAMICS CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996           1995           1994
                                                   ----           ----           ----
 NET SALES                                     $ 5,562,272   $ 6,722,592    $ 4,290,839
                                               -----------   -----------    -----------


Operating costs and expenses:

      Cost of sales                              3,555,984     3,712,683      1,723,339
      Inventory obsolescence write off             449,062             -              -
      Research and development                     934,260       984,567        637,635
      Selling, general
          and administrative                     2,164,784     2,891,487      3,032,047
                                               -----------   -----------    -----------

                                                 7,104,090     7,588,737      5,393,021
                                               -----------   -----------    -----------

Operating income (loss)                         (1,541,818)     (866,145)    (1,102,182)

Other income (expenses):
   Interest and other
    investment income                               12,441             -            137
   Loss on sale of Telvue note                           -             -       (291,000)
   Interest expense                                (88,970)      (68,811)       (78,098)
                                               ------------  ------------   ------------



Net (loss)                                     $(1,618,347)   $ (934,956)   $(1,471,143)
                                               ============   ===========   ============


Net (loss) per common share                    $     (0.18)   $    (0.16)         (0.40)
                                               ============   ===========   ============





                      See accompanying notes to financial statements.

-20-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                             1996             1995            1994
                                             ----             ----            ----
Cash flows from operating
 activities:
   Net income (loss)                    $(1,618,347)     $ (934,956)     $(1,471,143)
                                        ------------     -----------     ------------
Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
  Loss on sale of Telvue -
    receivable                                 -               -             291,000
   Depreciation                              59,041         102,287          146,364
   Amortization of
    capitalized software                    171,456         148,114           78,617
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable                     395,916         182,803         (193,518)
    Inventories                             645,319         (90,862)         (90,151)
    Other current assets                    144,721        (128,938)           1,392
    Other assets                             (2,238)        (12,566)           2,687
   Increase (decrease) in:
    Accounts payable and
     accrued expenses                      (383,248)       (536,162)         623,016
Total adjustments                         1,030,967        (335,324)         859,407
                                        ------------     -----------     ------------

 Net cash provided by
  (used for) operating
  activities                               (587,380)     (1,270,280)        (611,736)
                                        ------------     -----------     ------------

Cash flows from investing
 activities:
 Capitalized software                             -         (83,219)        (438,015)
 Purchase of property and
  equipment - net                           (24,379)       (225,247)         (19,063)
                                        ------------     -----------     ------------
   Net cash (used) in
    investing activities                    (24,379)       (308,466)        (457,078)
                                        ------------     -----------     ------------
Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                             455,873        (290,300)         (58,500)
 Issuance of common stock
  and warrants                              963,489       1,889,410        1,111,197
                                        ------------     -----------     ------------
   Net cash (used in) provided
    by financing activities               1,419,362       1,599,110        1,052,697
                                        ------------     -----------     ------------

Net increase (decrease) in
 cash and cash equivalents                  807,603          20,364          (16,117)

Cash and cash equivalents -
 beginning of period                         22,626           2,262           18,379
                                        ------------     -----------     ------------

Cash and cash equivalents -
 end of period                          $   830,229      $   22,626      $     2,262
                                        ============     ===========     ============


See accompanying notes to financial statements.


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            ----------------------------------------------------

                                     Common Stock          Additional      Retained
                                     ------------            Paid-In       Earnings
                                 Shares         Amount       Capital      (Deficit)       Shares      Amount
                                 ------         ------       -------      ---------       ------      ------
Balance
 December
 31, 1993                       3,223,274    $   32,233    $4,003,547   $ (2,224,599)    125,800    $ 397,833

Common stock
 issued                         1,220,000        12,200     1,098,997              -           -            -

Net loss                                -             -             -     (1,471,143)          -            -
                                ---------     ---------     ---------     -----------    -------    ---------
Balance
 December
 31, 1994                       4,443,274        44,433     5,102,544     (3,695,742)    125,800      397,833

Common stock
 issued                         3,605,504        36,055     1,853,355              -           -            -

Net loss                                -             -             -       (934,956)          -            -
                                ---------     ---------     ---------     -----------    -------    ---------
Balance
 December
 31, 1995                       8,048,778        80,488     6,955,899     (4,630,698)    125,800    $ 397,833

Issuance of common
stock and warrants              2,046,750        20,467       943,022              -           -          -

Issuance of common
stock for acquisition of
intellectual  property          1,500,000        15,000     1,485,000              -           -          -

Issuance of common
stock to pay note
payable to investment
company                           460,000         4,600       231,273              -           -          -

Net loss                                -             -             -     (1,618,347)          -          -
                                ---------     ---------     ---------     -----------    -------    ---------

Balance
 December
 31, 1996                      12,055,528    $  120,555    $9,615,194   $ (6,249,045)    125,800    $ 397,833
                               ==========    ==========    ==========   =============    =======    =========


         The Company issued   2,046,750 and  3,605,504 shares of its common stock in 1996 and 1995 respectively.  Proceeds to the Company totaled  $963,489 and $1,889,410 net of expenses associated with the offering in 1996 and 1995 respectively.  The proceeds were used to improve the Company's cash condition and to fund its operating deficit.


                                See accompanying notes to financial statements.

              SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

   a. Principles of Consolidation:
      The consolidated financial statements include the Company's wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

   b. Organization and Description of Business:
      The Company, which was incorporated in May, 1973 and commenced operations in August 1977, is engaged in the design, development, integration and marketing of microprocessing software based telephone
      support and special service products.   All the Company's operations
      are considered to be in one industry.

   c. Use of Estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

   d. Inventories:
      Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

   e. Property and Equipment:
      Property and equipment are stated at cost. Depreciation of property and equipment is computed generally using the straight-line method based on estimated useful lives of five years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the life of the related lease or their estimated useful lives, whichever is shorter, using the straight-line method. Costs of major additions and betterment's are capitalized; maintenance and repairs, which do not improve or extend the life of respective assets are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost of the property and the related accumulated depreciation is removed from the respective accounts and any resulting gains or losses are reflected in income.

   f. Cash and Cash Equivalents:
      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not pay income taxes in 1996, 1995 and 1994. Cash paid for interest was $78,097 in 1994, $68,811 in 1995 and $ 88,970 in 1996.

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   g. Software Development Costs:
      Software development costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. As of December 31, 1996, capitalized software development costs, net of amortization were $347,489. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. Currently the Company is using an estimated economic life of five years for all capitalized software costs. The amount of software development costs capitalized was $ 0 in 1996, $83,219 in 1995 and $438,015 in 1994. The amortization was  $171,456 in 1996, and $148,114 in 1995 and $78,617 in 1994.

   h. Income Taxes:
      The Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109) in 1992. Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (credit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities. Prior years' financial statements have not been restated for the accounting change (see Note 7).

   i. Revenue Recognition:
      Sales and related cost of sales are recognized upon shipment.

2. Accounts Receivable:

   The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1996 and 1995.

3. Inventories:

   Inventories consist of the following:

                                  1996           1997
         Raw materials             $ 156,012      $ 370,318
         Work in process              36,438         81,337
         Finished goods              388,827        774,941
                                   ---------      ---------
         Totals                   $  581,277  $   1,226,596

              SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment:

   A summary of the major components of property and equipment is as follows:


                                              1996            1995
                                              ----            ----
     Computers, fixtures and equipment      $ 1,229,210     $ 1,205,367
     Leasehold improvements                       1,245           1,245
                                            -----------     -----------
                                              1,230,455       1,206,612

     Less accumulated depreciation and
     amortization                            (1,022,079)       (963,574)
                                            -----------     ------------
          Totals                            $   208,376     $   243,038


5. Notes Payable - Bank:

   The balance of the note payable to the bank was purchased by an Investment Company. The Company then issued to the Investment Company 460,000 shares of common stock, valued at $235,873 to pay off the note.

6. Long - Term Debt:

   In 1996, at various dates, the Company sold an aggregate of $500,000 of secured convertible notes to Golden Phoenix, L. P. of which a member of the Company's Board of Directors, is the General Partner. The Board member resigned concurrently with the private placement. The notes carry an interest rate of 15% maturing in yearly installments beginning March 31, 1997 and ending March 31, 2001. The note holder has the option of converting the remaining principal balances into shares of the Company's common stock at a conversion price of .25 per share. As further consideration for the loan, the Company issued the note holder 2,000,000 warrants at .01 per warrant, totaling $20,000. Each warrant is exercisable through April 30, 2003 at an exercise price, based on 50% of the market value of the Company's stock on the day preceding the exercise date, but in no event to exceed an exercise price of $1.00 per share.

7.  Income Taxes:

    In 1992, the Company adopted Statement of Financial Accounting
    Standards No. 109, Accounting for Income Taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized in the accompanying balance sheet at December 31, 1996 and 1995 is $308,000.

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 1996 and 1995 operations has been reduced in its entirety by the valuation allowance. However, the Company believes that it was not necessary to reduce the deferred tax asset of $308,000 that resulted from the 1992 operations.

As a result of the operating losses for the years ended December 31, 1990 and 1992 - 1996 the Company has available to offset future taxable income a net operating loss of $7,339,028 expiring 2005 - 2011. In addition, research credits expiring 2005 - 2011 are available to offset future taxes.

The components of the provision (credit) for income taxes from continuing operations is as follows:

                                   1996        1995        1994
                                   ----        ----        ----
       Deferred
                     Federal     $  -        $  -        $  -
       Current
                     Federal        -           -           -
                      State         -           -           -

                                 $           $           $


Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations are as follows:


                                  1996             1995            1994
                                  ----             ----            ----
Federal statutory rate         $  (550,238)     $  (317,885)    $  (500,189)
Research tax credits                     -                -               -
Tax benefit not provided due
  to valuation allowance           550,238          317,885         500,189
Surtax exemptions, net                   -                -               -
Other                          $         -      $         -     $         -

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Components of the Company's deferred tax assets and liabilities are as follows:

                                                     December 31,
                                                 1996           1995
                                                 ----           ----
Deferred tax assets:
     Tax benefits related to net  operating
     loss carryforwards and  research
     tax credits                                $2,444,791     $1,894,553
                                                ----------     ----------

           Total deferred tax assets             2,444,791      1,894,553
Valuation allowance for
    deferred tax assets                          2,136,791      1,586,553
                                                 ---------      ---------

          Net deferred tax assets                $ 308,000     $  308,000
                                                 ---------     ----------



8. COMMITMENTS

   a. Leases
      The company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.
      Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 1996 are as follows:

            1997                             $ 213,321
            1998                               198,516
            1999                               190,365
            2000                               190,365
            2001                               190,365
      after 2001                               634,550
                                             ---------
     Total minimum lease payments           $1,617,482

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $190,365, $181,899 and $163,824 respectively.

              SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   b. Employment Agreements:
      The Company maintains employment agreements with three officers, two of whom are also directors of the Company. The employment agreements contain change in control provisions that would entitle each of the three to receive up to 2.99 times their annual salary if there is a change in control in the Company (as defined) and a termination of their employment. The maximum contingent liability under these agreements in such event is approximately
      $ 980,000.

9.  Intangible Assets:

    On November 7, 1996, the Company acquired "Intellectual Property", issuing 1,500,000 shares of its common stock. Based on independent reviews of the property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company will begin amortizing the property on January 1, 1997 over a period of five years.

    The seller, subsequent to the transaction on November 7, 1996 became President and Chief Executive Officer at a salary of $160,000 per year. In addition, there are warrants to be earned over the next five years on a formula based on profits.


10. Stock Options and Warrants:

    On April 27, 1992 the shareholders approved the adoption of a successor Incentive Stock Option Plan encompassing 200,000 shares, excluding 90,950 that had not been subject to grants under the initial Plan. To date, net option grants with respect to 204,925 have been awarded, with 357,075 shares remaining available for future awards.

    During 1996, thirteen individuals participated in the Plan as a result of grant of options awarded. A total of 36,800 shares were awarded.
    The share price of options on award ranged from $0.78 to $1.00 utilizing the market price of shares on date of award. To date, 78,425 shares have been exercised. No options have been awarded nor can be awarded at less than market value at the time of grant.

    Warrants to acquire 97,500 shares are exercisable at prices ranging from $0.78125 to $2.00 per share. In addition, there are 2,000,000 warrants outstanding as consideration for obtaining financing. (See Note 6.)

11. Major Customers:

    During 1996, three customers and their operating subsidiaries accounted for 84.3%, 9.7% and 3% of total sales. During 1995, three customers and their operating subsidiaries accounted for 54.5%, 19.4% and 12.3% of total sales. During 1994, four customers and their operating subsidiaries accounted for 30.5%, 19.9%, 15.8% and 13.3% of total sales.


12. Earnings (Loss) Per Share:

    The weighted average number of shares used to compute earnings (loss) per share was 8,937,044 in 1996, 5,756,183 in 1995 and 3,637,974 in 1994.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION


BY:       /s/Alan C. Bashforth
     ----------------------------
     Alan C. Bashforth, President

DATED:       March 27, 1997
     ----------------------------



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                  Title                    Date
        ---------                  -----                    ----

BY:     /s/ Lyndon A. Keele        Chairman, Director       March 27, 1997
        ---------------------
        Lyndon A. Keele


BY:     /s/ Alan C. Bashforth      President and Director   March 27, 1997
        ---------------------      since Nov. 7, 1996
        Alan C. Bashforth


BY:     /s/ Joy C. Hartman         Exec. Vice President
        ---------------------      Administration, CFO,     March 27, 1997
        Joy C. Hartman             Treasurer, Secretary
                                   and Director (Principal
                                   Accounting Officer)