Form 10QSB
period 1997-03-31
SCIENCE DYNAMICS CORP
filed 1997-05-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 1997


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


         03/31/97    11,930,061 shares of common stock were outstanding.

         S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX

                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance sheets as of March 31, 1997
                  and December 31, 1996                                  1

                  Consolidated Statements of Income (loss) for three     2
                  months ended March 31, 1997 (unaudited) and three months ended March 31, 1996

                  Consolidated Statements of Cash Flows for three        3
                  months ended March 31, 1997 (unaudited) and three months ended March 31, 1996

                  Consolidated Statements of Shareholders' Equity        4
                  for the period ending December 31, 1996 (audited) and the three months ending March 31, 1997 (unaudited)

        Item 2.   Management's Discussion and Analysis of Financial      5 - 7
                  Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 1.   Legal Proceeding                                       8

        Item 2.   Changes in Securities                                  8

        Item 3.   Defaults upon Senior Securities                        8

        Item 4.   Submission of Matters to Vote of Security Holders      8

        Item 5.   Other Information                                      8

        Item 6.   Exhibits                                               8

        Item 7.   Signatures                                             9

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                          ASSETS

                                                         MARCH 31,         DECEMBER 31
                                                           1997               1996
                                                         Unaudited           Audited
                                                         ---------           -------
Current assets:
   Cash and cash equivalents                         $    1,356,766     $      830,229
   Accounts receivable - trade                              142,839             87,726
                       - other                              200,000            200,000
   Inventories                                              641,860            581,277
   Other current assets                                      35,551             42,095
                                                     --------------    ---------------
      Total current assets                                2,377,016          1,741,327
                                                     --------------    ---------------

Property and equipment, net                                 202,039            208,376
Software development costs, net of
 accumulated amortization of $199,806
 in 1997 and $173,745 in 1996                               321,428            347,489
Deferred income taxes                                       308,000            308,000
Intangible Assets, net of accumulated
  amortization of $75,000                                 1,425,000          1,500,000
Other assets                                                 41,294             41,294
                                                     --------------     --------------
      Total assets                                   $    4,674,777     $    4,146,487
                                                     ==============     ==============


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         484,433            372,913
   Interest payable                                          70,002             47,892
   Deposits in advance                                      673,141                  -
   Accrued expenses, principally
          payroll related                                    67,559            136,810
   Current portion of long term debt                        100,000                  -
                                                     --------------     --------------
      Total current liabilities                           1,395,135            557,615
                                                     --------------     --------------

Long term debt:
   Long term debt payable,
       net of current portion                               400,000            500,000
      Total liabilities                                   1,795,135          1,057,615
                                                    ===============     ==============


Shareholders' equity -
   Common stock - .01 par value,
    25,000,000 shares authorized,
   12,055,861 issued, 11,930,061 outstanding
      in 1997 and 1996                                      120,558            120,558
   Additional paid-in capital                             9,615,191          9,615,191
   Retained earnings (deficit)                           (6,458,274)        (6,249,045)
                                                     --------------     --------------
                                                          3,277,475          3,486,704
   Common stock held in treasury,
    at cost                                                (397,833)          (397,833)
   Total shareholders' equity                             2,879,642          3,088,871
                                                     --------------     --------------
   Total liabilities and shareholders'
    equity                                           $    4,674,777     $    4,146,486
                                                    ===============     ==============
-1-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                            SCIENCE DYNAMICS CORPORATION
                         CONSOLIDATED STATEMENTS OPERATIONS
                                     (UNAUDITED)

                                               Three Months Ended March 31,
                                                     1997              1996
                                                     ----              ----
 NET SALES                                      $  1,116,480     $     548,481
                                                ------------     -------------



Operating costs and expenses:

      Cost of sales                                  523,686           512,642
      Research and development                       197,187           179,945
      Selling, general
          and administrative                         586,720           687,656
                                                ------------     -------------

                                                   1,307,593         1,380,243
                                                ------------     -------------

Operating income (loss)                             (191,113)         (831,762)

Other income (expenses):
   Interest and other
    investment income                                  3,994                 -
   Interest expense                                  (22,110)          (10,183)
                                                ------------     -------------



Net (loss)                                      $   (209,229)    $    (841,945)
                                                ============     =============


Net (loss) per common share                     $      (0.02)    $       (0.10)
                                                ============     =============

-2-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                              SCIENCE DYNAMICS CORPORATION
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                                    Three Months Ended March 31,
                                                       1997               1996
                                                       ----               ----
Cash flows from operating
 activities:
   Net income (loss)                              $   (209,229)        $ (841,945)
                                                  -------------        -----------
Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
   Depreciation                                         15,873             14,767
   Amortization of
    capitalized software                                26,061             45,716
   Amortization of
     Intangible assets                                  75,000
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable                                (55,113)           282,430
    Inventories                                        (60,583)           268,043
    Other current assets                                 6,544             13,261
    Other assets                                             -                  3
   Increase (decrease) in:
   Capital lease obligation                                                 6,734
     Interest payable                                   70,002             10,266
    Accounts payable, accrued expenses
     and customer deposits                             667,518            139,672
                                                  -------------        -----------

Total adjustments                                      745,302            780,892
                                                  -------------        -----------

 Net cash provided by
  (used for) operating
  activities                                           536,073            (61,053)
                                                  -------------        -----------

Cash flows from investing
 activities:
 Purchase of property and
  equipment - net                                       (9,536)            (8,513)
                                                  -------------        -----------
   Net cash (used) in
    investing activities                                (9,536)            (8,513)
                                                  -------------        -----------

Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                                              -             60,000
                                                  -------------        -----------
   Net cash (used in) provided
    by financing activities                                  -             60,000
                                                  -------------        -----------

Net increase (decrease) in
 cash and cash equivalents                             526,537             (9,566)

Cash and cash equivalents -
 beginning of period                                   830,229             22,626
                                                  -------------        -----------

Cash and cash equivalents -
 end of period                                    $  1,356,766         $   13,060
                                                  ============         ===========

-3-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                        SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                             THREE MONTHS ENDED MARCH 31, 1997
                             ---------------------------------

                            Common Stock        Additional   Retained
                            ------------        Paid-In      Earnings
                         Shares       Amount    Capital      (Deficit)     Shares    Amount
                         ------       ------    -------      ---------     ------    ------
Balance
 December
 31, 1995                  8,048,778  $ 80,488  $ 6,955,899  $ (4,630,698)  125,800  $  397,833

Issuance of common
stock and warrants         2,047,083  $ 20,467  $   943,022  $        -         -    $      -

Issuance of common
stock for acquisition of
intellectual  property     1,500,000  $ 15,000  $ 1,485,000  $        -         -    $      -

Issuance of common
stock to pay note
payable to investment
company                      460,000  $  4,600  $   231,273  $        -         -    $      -

Net loss                         -    $    -    $       -    $ (1,618,347)      -    $      -
                          ---------  --------  -----------  -------------  -------  ----------

Balance
 December
 31, 1996                 12,055,861  $120,555  $ 9,615,194  $ (6,249,045)  125,800  $  397,833
                          ---------  --------  -----------  -------------  -------  ----------

Net loss                         -    $    -    $       -    $   (209,229)      -    $      -
                          ---------  --------  -----------  -------------  -------  ----------

Balance
 March
 31, 1997                 12,055,861  $120,555  $ 9,615,194  $ (6,458,274)  125,800  $  397,833
                          ---------  --------  -----------  -------------  -------  ----------

-4-

        Item 2.   Management's Discussion and Analysis, and Plan of Operation

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   _________________________________________

        The following table summarizes the basic results of operations during the first quarter of 1997 compared to the 1996 and 1995 quarters (unaudited).

                             1st Qtr.     1st Qtr.       1st Qtr.
                               1997         1996           1995
                               ----         ----           ----

     Sales                  1,116,480     $548,481     $1,390,806

     Net Income (Loss)       (209,229)    (841,945)        27,327

     Net Income Per Share    $  (0.02)    $  (0.10)    $     0.01


           COST & OPERATING EXPENSES                       PERCENT OF SALES
           -------------------------                       ----------------
                          1997       1996       1995      1997    1996   1995
                          ----       ----       ----      ----    ----   ----
Cost of Goods Sold      $523,686   $512,642   $593,225    46.9%   93.5%  42.7%

Research & Development   197,187    179,945    138,896    17.7%   32.8%  10.0%

Sales, General & Admin.  586,720    687,656    617,351    52.7%  125.4%  44.4%

Total Operating Costs
  and Expenses        $1,307,593 $1,380,243 $1,349,472   117.1%  251.6%  97.1%


     The Company's sales more than doubled over the first quarter sales of 1996, even though the Company's first quarter is historically the lowest of the year's quarters. It should be remembered that the first three quarters of 1996 suffered from the impact of a patent infringement suit against an adjunct supplier. The adjunct supplier provided complementary equipment to the Company's Institutional Inmate System and as part of their settlement such adjunct supplier agreed to stop providing sales of such equipment.
The consequent lack of available equipment for a 3-way-call detection system severely constrained the Company's revenue in the first quarter of 1996 while the Company continued the design of its own replacement system. The introduction of the Company's 3-Way Call Detection system in the latter part of 1996 resulted in significant sales revenue for the fourth quarter 1996. This background information is presented to explain the extreme difference in the 1997 and 1996 first quarters.

     Cost of Goods Sold at 46.9% of Sales and the resulting 53.1% gross margin is a respectable performance for a software innovator company. The Company's strategy to improve margins includes expanding its product offerings, expand the number of markets in which its products are sold and increasing the volume of existing products.

     Research and Development costs increased to $197,187 for the first quarter of 1997 as compared to $179,945 in 1996. These expenditures consisted of personnel expenses, independent subcontractors and supplies required to conduct the Company's development efforts. The Company believes that continuing research and development is essential to maintaining a competitive position, and expects to continue to expend funds in this area.

     Sales, General & Administrative expenses decreased $100,936 for the three months ended March 31, 1997, a decrease of 14.7% over the same period in 1996. This decrease was attributed to an overall effort by management to decrease costs while increasing efficiency. It involved downsizing certain positions whose responsibilities were either reassigned or eliminated consistent with current and future organizational goals.

     Total Operating Costs were $1,307,593 for the three months ended March 31, 1997 as compared to $1,380,243 in 1996. The decrease was a result of the Company reviewing its infrastructure costs in relation to the redirection strategy and eliminating expenses that would not compromise its core business opportunities.

     Management believes that the restructuring and redirection of activities have properly positioned the Company for growth. The Company plans to research market opportunities with emphasis to determine the most expeditious means to maximize revenues to a level of profitability in the future.


GENERAL BUSINESS DISCUSSION
---------------------------

     The Company's focus is to provide open system Computer Telephony Integration (CTI) technologies for data, voice and video transmission. The Company provides an array of products providing intelligent network control and administration, prison inmate telecommunications systems, enhanced network security, interactive communications, call processing and voice response capabilities. Additional product developments are currently underway utilizing the technology acquired from Innovative Technologies Ltd. (ICT) and sales are anticipated from these product offerings in the latter portion of the year. Prototypes of these products have been supplied for beta testing in Europe, with every indication that the trials have been successful leading to deployment.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------


     Cash and cash equivalents at March 31, 1997, increased $526,537 since December 31, 1996. Net cash provided by operating activities was $536,073 compared to cash used for operating activities of $61,053 in the first three months of 1996. The increase was directly attributable to substantial orders in excess of $1,300,000 received and paid for in March. The Company shipped a portion of these orders during the month with the remaining orders completed subsequent to the quarter ending. Trade accounts receivable increased
$55,113 and inventory increased $60,583 over the corresponding quarter in 1996.

These increases were offset by the material increase in customer deposits and accounts payable, which resulted from the prepayment of the orders, and the purchase of materials to fill these orders, respectively.

     The current ratio of 1.7 to 1 at March 31, 1997, compared to 1.4 to l at March 31, 1996, is a result of the Company's substantial increase in its cash position, offset by the customer deposits in advance, and the restatement of the current portion of long-term debt. Based on its current staffing levels and product development schedule, the Company believes that its existing working capital and funds anticipated to be derived from operations will satisfy the Company's projected working capital and capital expenditure requirements through December 31, 1997.

     Important product initiatives and the expansion of existing products into new markets should be significant contributors to growth in 1997 and beyond. The Company continues to investigate various business arrangements and may require the utilization of some form of financing instrument to realize its expansion.

     Certain statements contained in this 10QSB concerning the Company's business outlook on future performance and statements concerning assumptions made or expectations as to any future events, conditions or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those set forth in this report. The Company may encounter competitive, technological, financial and business challenges making it more difficult to market its products and services, the impact of which may in turn affect the Company's results of operations and financial position.

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


                                SCIENCE DYNAMICS CORPORATION

                                By: /s/ ALAN C. BASHFORTH
                                    ---------------------------------
                                        Alan C. Bashforth
                                        President


                               By: /s/ JOY C. HARTMAN
                                   ---------------------------------
                                       Joy C. Hartman
                                       Executive Vice President,
                                       Treasurer and Director
                                       (Chief Financial Officer)
Dated: May 14,1997