Form 10QSB
period 1997-06-30
SCIENCE DYNAMICS CORP
filed 1997-07-30
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
June 30, 1997


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


         06/30/97    14,535,649 shares of common stock were outstanding.

         S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX

                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance sheets as of June 30, 1997         1
                  (unaudited) and December 31, 1996 (audited)

                  Consolidated Statements of Income (loss) for            2
                  three months ended June 30, 1997 (unaudited) and three months ended June 30, 1996 (unaudited)

                  Consolidated Statements of Cash Flows for               3
                  three months ended June 30, 1997 (unaudited) and three months ended June 30, 1996 (unaudited)

                  Consolidated Statements of Shareholders' Equity         4
                  for the period ending December 31, 1996 (audited) and the three months ending June 30, 1997 (unaudited)

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      5 - 7

PART II. OTHER INFORMATION

         Item 1. Legal Proceeding                                         8

         Item 2. Changes in Securities                                    8

         Item 3. Defaults upon Senior Securities                          8

         Item 4. Submission of Matters to Vote of Security Holders        8

         Item 5. Other Information                                        9

         Item 6. Exhibits                                                 9

         Item 7. Signatures                                               10

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                                         ASSETS

                                                                  June 30         December 31,
                                                                    1997              1996
                                                                 Unaudited           Audited
                                                                 ---------           -------
Current assets:
   Cash and cash equivalents                                  $     505,208       $   830,229
   Accounts receivable - trade                                      640,758            87,726
                                    - other                         150,000           200,000
   Inventories                                                      456,222           581,277
   Other current assets                                              25,467            42,095
                                                              -------------       -----------
      Total current assets                                        1,777,655         1,741,327
                                                              -------------       -----------

Property and equipment, net                                         220,662           208,376
Software development costs, net of
 accumulated amortization of $225,868
 in 1997 and $173,745 in 1996                                       296,409           347,489
Deferred income taxes                                               308,000           308,000
Intangible Assets, net of accumulated
  amortization of $150,000                                        1,350,000         1,500,000
Other assets                                                         41,295            41,295
                                                              -------------       -----------
      Total assets                                            $   3,994,021       $ 4,146,487
                                                              =============       ===========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 374,992           372,913
   Accrued expenses, principally
          payroll related                                            69,403           184,702
                                                              -------------       -----------
      Total current liabilities                                     444,395           557,615
                                                              -------------       -----------
Long term debt:
  Long term debt payable                                                  -           500,000
                                                              -------------       -----------
      Total liabilities                                             444,395         1,057,615
                                                              =============       ===========

Shareholders' equity -
   Common stock - .01 par value,
    25,000,000 shares authorized,
    14,661,449 and 12,055,861 issued
    14,535,649 and 11,930,061 outstanding
      in 1997 and 1996                                              146,614           120,558
   Additional paid-in capital                                    10,166,429         9,615,191
   Retained earnings (deficit)                                   (6,365,584)       (6,249,045)
                                                              -------------       -----------
                                                                  3,947,459         3,486,704
   Common stock held in treasury,
    at cost                                                        (397,833)         (397,833)
   Total shareholders' equity                                     3,549,626         3,088,871
                                                              -------------       -----------
   Total liabilities and shareholders'
    equity                                                    $   3,994,021       $ 4,146,487
                                                              =============       ===========

-1-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                                              SCIENCE DYNAMICS CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                   Six Months Ended June 30,           Three Months Ended June 30,

                                                     1997             1996               1997              1996
                                                     ----             ----               ----              ----

 NET SALES                                       $ 2,818,512      $ 1,176,942        $ 1,702,032      $   628,461
                                                 -----------      -----------        -----------      -----------


Operating costs and expenses:

      Cost of sales                                1,323,038          948,042            799,352          435,400
      Research and development                       404,394          344,641            207,207          164,696
      Selling, general
          and administrative                       1,189,993        1,222,623            603,273          534,967
                                                 -----------      -----------        -----------      -----------

                                                   2,917,424        2,515,306          1,609,832        1,135,063
                                                 -----------      -----------        -----------      -----------

Operating income (loss)                              (98,912)      (1,338,364)            92,200         (506,602)

Other income (expenses):
   Interest and other
    investment income                                 11,774                -              7,780                -
   Interest expense                                  (29,401)         (26,998)            (7,292)         (16,815)
                                                 -----------      -----------        -----------      -----------



Net Income (Loss)                                $  (116,539)     $(1,365,362)       $    92,689      $  (523,417)
                                                 ===========      ===========        ===========      ===========



Net Income (Loss) per common share               $     (0.01)     $     (0.17)       $      0.01      $     (0.07)
                                                 ===========      ===========        ===========      ===========

-2-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)


                                                      Six Months Ended June 30,               Three Months Ended June 30,

                                                         1997             1996                     1997            1996
                                                         ----             ----                     ----            ----
Cash flows from operating
 activities:
   Net income (loss)                                 $  (116,539)   $ (1,365,362)             $   92,689       $(523,417)
                                                     -----------    ------------              ----------       ---------

Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
   Depreciation                                           31,420          29,538                  15,547          14,771
   Amortization of
    capitalized software                                  52,123          91,432                  26,062          45,716
   Amortization of
     Intangible assets                                   150,000                                  75,000
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable                                 (503,032)        183,378                (447,919)        (99,052)
    Inventories                                          125,055         226,697                 185,638         (41,346)
    Other current assets                                  16,628          46,648                  10,084          33,387
    Other assets                                                -          3,915                         -         3,912
   Increase (decrease) in:
     Accounts payable and
        accrued expenses                                 (68,954)        278,098                (806,473)        121,427
                                                     -----------    ------------              ----------       ---------

Total adjustments                                       (196,759)        859,706                (942,060)         78,815
                                                     -----------    ------------              ----------       ---------

 Net cash provided by
  (used for) operating
  activities                                            (313,298)       (505,656)               (849,371)       (444,602)
                                                     -----------    ------------              ----------       ---------

Cash flows from investing
 activities:
 Purchase of property and
    equipment - net                                      (11,723)        (10,869)                 (2,187)         (2,356)
                                                     -----------    ------------              ----------       ---------
   Net cash (used) in
    investing activities                                 (11,723)        (10,869)                 (2,187)         (2,356)
                                                     -----------    ------------              ----------       ---------

Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                                                -         490,000                       -         430,000
 Issuance of common stock
  and warrants                                                 -          11,499                       -          11,499
                                                     -----------    ------------              ----------       ---------
   Net cash (used in) provided
    by financing activities                                    -         501,499                       -         441,499
                                                     -----------    ------------              ----------       ---------

Net increase (decrease) in
 cash and cash equivalents                              (325,021)        (15,026)               (851,558)         (5,459)

Cash and cash equivalents -
 beginning of period                                     830,229          22,626               1,356,766          13,059
                                                     -----------    ------------              ----------       ---------

Cash and cash equivalents -
 end of period                                       $   505,208    $      7,600             $   505,208       $   7,600
                                                     ===========    ============             ===========       =========

-3-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                                             SIX MONTHS ENDED JUNE 30, 1997
                                             ------------------------------

                                              Common Stock                   Additional     Retained
                                              ------------                    Paid-In       Earnings
                                                 Shares          Amount       Capital      (Deficit)     Shares       Amount
                                                 ------          ------       -------      ---------     ------       ------

Balance
  December
  31, 1995                                      8,048,778         80,488     6,955,899    (4,630,698)   125,800    $   397,833

Issuance of common
  stock and warrants                            2,047,083         20,470       943,019             -          -            -

Issuance of common
  stock for acquisition of
  intellectual  property                        1,500,000         15,000     1,485,000             -          -            -

Issuance of common
  stock to pay note
  payable to investment
  company                                         460,000          4,600       231,273             -          -            -

Net loss                                                -              -             -    (1,618,347)         -            -
                                                ---------       --------     ---------     ---------    -------      ---------

Balance
  December
  31, 1996                                     12,055,861     $  120,558    $9,615,191    (6,249,045)   125,800    $   397,833
                                                ---------       --------     ---------     ---------    -------      ---------

Issuance of common
  stock to pay
  long term debt                                2,605,588         26,056       551,238             -          -            -

Net loss                                                -              -             -      (116,539)         -            -
                                                ---------       --------     ---------     ---------    -------      ---------

Balance
  June
  30, 1997                                     14,661,449        146,614    10,166,429    (6,365,584)   125,800        397,833
                                                ---------       --------     ---------     ---------    -------      ---------

-4-

         Item 2. Management's Discussion and Analysis, and Plan of Operation

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                  _________________________________________

         The following table summarizes the basic results of operations during the second quarter of 1997 (unaudited) compared to the 1996 quarter (unaudited).

                                  2nd Qtr.      2nd Qtr.
                                    1997          1996
                                    ----          ----

         Sales                 1,702,032        $628,461

         Net Income (Loss)        92,689        (523,417)

         Net Income Per Share    $   0.1        $  (0.07)


         COSTS & OPERATING EXPENSES                    PERCENT OF SALES
         --------------------------                    ----------------
                           1997        1996              1997     1996
                           ----        ----              ----     ----

Cost of Goods Sold       $799,352    $435,400            47.0%    69.3%

Research & Development    207,207     164,696            12.2%    26.2%

Sales, General & Admin.   603,273     534,967            35.4%    85.1%
                         --------    --------            -----    -----

Total Operating Costs  $1,609,832  $1,135,063            94.6%   180.6%
 and Expenses



     Sales for the second quarter of 1997 were almost triple compared to the second quarter of 1996. The increase in Sales and Net Income for the second quarter 1997 was due primarily to increased sales of the Commander Plus prison inmate phone control systems which included the newly developed automated operator services software. The Sales and Net Income for the corresponding quarter 1996 were negatively impacted by the patent infringement lawsuit instituted by a third party against one of the Company's adjunct suppliers. Management believes the significant increase reflects the efforts devoted to increasing its operating efficiencies and focusing its expertise in developing solutions to satisfy customer requirements on a timely basis.

     The Company has undertaken decisive steps to revitalize its sales performance, streamline its internal operations and expand its geographic presence to accommodate future growth.


     Cost of Goods sold as a percentage of sales was 47% compared to 69.3% in the second quarter of 1996. The decrease in the cost of goods percentage in a horizontal analysis is essentially attributed to the low sales level in the second quarter of 1996. The increase in absolute dollars is directly attributable to the volume of sales captured in the second quarter of 1997. The gross margin of 53% of sales in the six months ending 1997, and the three months ending June 30, 1997, is a more applicable indicator of a consistent performance level throughout the first half of 1997.

    The Company continually strives to increase its gross margins by diversifying its product offerings and services and establishing volume purchasing agreements. The gross margins, however, are continually affected by changes in business segment mix, product mix, competition and other external factors.


     Research & Development expenses, as a percentage of revenue, decreased to 12.2% in the second quarter of 1997 compared with 26.2% in the second quarter 1996. The expenses in absolute dollars increased to $207,207 in the second quarter 1997, compared to $164,696 in the corresponding quarter of 1996. This increase in R&D was due in part to the continual development of new software enhancements to serve our existing markets and developing new applications for expansion into the international marketplace.

     The Company expects R&D expenses will continue to increase in absolute dollars but may decline as a percentage of revenue. Management believes that investment in its research and development areas is essential in maintaining a competitive position in a rapidly changing marketplace.


     Sales, General & Administrative expenses, as a percentage of sales, decreased in the second quarter of 1997 over the same period in 1996, and represents a 35.4% of sales as compared with 85.1% of sales for the same period of 1996. The expenses in absolute dollars increased $68,306 in 1997 over the corresponding quarter in 1996. The Company expects to make additional investments in sales, general and administrative areas to further develop international markets, introduce products to our existing markets, to new international markets, and to develop distribution channels on a global basis.


GENERAL BUSINESS DISCUSSION
---------------------------

     At the June 17, 1997 stockholders meeting the following items were approved:

     * Directors Elected:

                 Lyndon A. Keele
                 Alan C. Bashforth
                 Joy C. Hartman
                 Michael Hershey
                 Ken Ray

     * Cosmas and Company were ratified as Independent Auditors for the 1997 fiscal year.

     * The change of the corporate name to CI-TECH, INC. was authorized, The Board of Directors has the consent of the stockholders to choose another name if the name CI-TECH is not feasible.

     An international sales office, CI-TECH (INTERNATIONAL) LTD., has been established in Kent, England with the charter to service International Sales. Considerable interest has been received from many foreign companies regarding the Video-Over-Frame-Relay product. That production ready product is part of the intellectual property recently acquired from Innovative Communications Technology, Ltd. The product enables corporate network managers to upgrade existing Frame Relay Networks to provide cost effective intracompany video conferencing.

     The Company's established website may be visited at www.scidyn.com.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     Cash and cash equivalents decreased to $505,208 from $830,229 at December 31, 1996. Cash and cash equivalents consist of cash on deposit and highly liquid investments with a maturity from date of purchase of 90 days or less.

     The current ratio is 4.0 to 1 at June 30, 1997, compared to 3.1 to 1 at December 31, 1996. The increase is a result of the substantial increase in trade accounts receivable offset by the decrease in cash and cash equivalents and the reduction of inventory due to the increased sales activity.

     The long-term debt has been negotiated and converted into equity. The $500,000 note payable and related interest, which had accrued, was converted into 2,605,588 of common stock of the Company. Such stock is subject to the restriction imposed upon affiliates of the Company by the 1933 and 1934 Securities Acts.

     Net cash used for operating activities increased $404,769 in the three months ending June 30, 1997, over the corresponding quarter of 1996. The primary contributing factor was the increase in accounts receivable offset by the decrease in inventory and the accrued expenses.

     The Company currently believes that the liquidity provided by its ongoing operations and existing cash and cash equivalents will be sufficient to meet its projected working capital and capital expenditure requirements through December 31, 1997.

     The opening of the international sales office to pursue worldwide sales opportunities and forming strategic partnerships to promote our product lines should facilitate growth in 1997 and beyond. The augmentation of the Commander series with the introduction of the Commander I, along with additional Commander system features currently in development should also be contributing factors to the overall growth strategy.

     The Company continues to pursue and investigate opportunities suitable with its overall business approach and may require the utilization of some form of financing instrument to realize its growth potential.

     Certain statements contained in the 10QSB concerning the Company's business outlook on future performance and statements concerning assumptions made or expectations as to any future events, conditions or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those set forth in this report. The Company may encounter competitive, technological, financial and business challenges making it more difficult to market its products and services, the impact of which may in turn affect the Company's results of operations and financial position.




PART II. OTHER INFORMATION

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                 _____________________________________________

Item 1. Legal Proceedings

        No material developments.

Item 2. Changes in Securities

        There has been no change or modification in the constituent instruments defining the rights of holders of neither the corporation's sole class of registered security nor any modification of the rights evidenced by such class by issuance or modification of any other class of securities.

Item 3. Defaults Upon Senior Securities

        There has been no default of any nature upon any form neither of senior security nor in payment of interest or sinking or purchase fund installment with respect to any indebtedness of the registrant, nor any other form of default upon any financial obligation.

Item 4. Submission of Matters to a Vote of Security Holders

        Refer to General Business Discussion in Part 1, Item 2 of this 10-QSB.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports

        None.

Item 7.  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                SCIENCE DYNAMICS CORPORATION

                                By: /s/ ALAN C. BASHFORTH
                                    ---------------------------------
                                        Alan C. Bashforth
                                        President, CEO and Director



                               By: /s/ JOY C. HARTMAN
                                   ---------------------------------
                                       Joy C. Hartman
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Director

Dated: July 30,1997
-10-