Form 10QSB
period 1997-09-30
SCIENCE DYNAMICS CORP
filed 1997-11-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
September 30, 1997


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


         09/30/97    14,535,649 shares of common stock were outstanding.

         S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance sheets as of September 30, 1997    1
                 (unaudited) and December 31, 1996 (audited)

                 Consolidated Statements of Income (loss) for nine       2
                 months and three months ended September 30, 1997
                 (unaudited) and nine months and three months ended September 30, 1996 (unaudited)

                 Consolidated Statements of Cash Flows for nine          3
                 months and three months ended September 30, 1997
                 (unaudited) and nine months and three months ended September 30, 1996 (unaudited)

                 Consolidated Statements of Shareholders' Equity         4
                 for the period ending December 31, 1996 (audited) and the three months ending September 30, 1997
                 (unaudited)

                 Notes to Financial Statements                           5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   5 - 11

PART II. OTHER INFORMATION

         Item 1. Legal Proceeding                                        11

         Item 2. Changes in Securities                                   11

         Item 3. Defaults upon Senior Securities                         11

         Item 4. Submission of Matters to Vote of Security Holders       11

         Item 5. Other Information                                       11

         Item 6. Exhibits                                                12

         Item 7. Signatures                                              12

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                               ASSETS

                                                  September 30,       December 31,
                                                       1997               1996
                                                    Unaudited           Audited
                                                    ---------           -------
Current assets:
   Cash and cash equivalents                     $       178,397     $      830,229
   Accounts receivable - trade                           425,459             87,726
                       - other                                 -            200,000
   Inventories                                           325,550            581,277
   Other current assets                                   36,853             42,095
                                                 ---------------     --------------
      Total current assets                               966,259          1,741,327
                                                 ---------------     --------------

Property and equipment, net                              226,727            208,376
Software development costs, net of
 accumulated amortization of $251,930
 in 1997 and $173,745 in 1996                            270,347            347,489
Deferred income taxes                                    308,000            308,000
Intangible Assets, net of accumulated
  amortization of $225,000                             1,275,000          1,500,000

Other assets                                              42,757             41,295
                                                 ---------------     --------------
      Total assets                               $     3,089,090     $    4,146,487
                                                 ===============     ==============


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $       113,220     $      372,913
   Accrued expenses, principally
          payroll related                                 53,324            184,703
                                                 ---------------     --------------
      Total current liabilities                          166,544            557,616
                                                 ---------------     --------------

Long term debt:
  Long term debt payable                                       -            500,000
                                                 ---------------     --------------
      Total liabilities                                  166,544          1,057,616
                                                 ===============     ==============

Shareholders' equity -
   Common stock - .01 par value,
    25,000,000 shares authorized,
    14,661,449 and 12,055,861 issued
    14,535,649 and 11,930,061 outstanding
      in 1997 and 1996                                   146,614            120,558
   Additional paid-in capital                         10,166,429          9,615,191
   Retained earnings (deficit)                        (6,992,664)        (6,249,045)
                                                 ---------------     --------------
                                                       3,320,379          3,486,704
   Common stock held in treasury,
    at cost                                             (397,833)          (397,833)
   Total shareholders' equity                          2,922,546          3,088,871
                                                 ---------------     --------------
   Total liabilities and shareholders'
    equity                                       $     3,089,090     $    4,146,487
                                                 ===============     ==============

-4-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):
                                              SCIENCE DYNAMICS CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)
                                         Nine Months Ended September 30,    Three Months Ended September 30,

                                              1997             1996               1997             1996
                                              ----             ----               ----             ----
 NET SALES                                $   3,366,792    $  1,821,298      $      548,280    $     644,356
                                          -------------    ------------      --------------    -------------


Operating costs and expenses:

      Cost of sales                           1,626,411       1,339,965             303,373          391,923
      Research and development                  791,169         726,776             386,776          382,135
      Selling, general
          and administrative                  1,678,863       1,471,370             488,870          248,747
                                          -------------    ------------      --------------    -------------

                                              4,096,443       3,538,111           1,179,019        1,022,805
                                          -------------    ------------      --------------    -------------

Operating income (loss)                        (729,651)     (1,716,813)           (630,739)        (378,449)

Other income (expenses):
   Interest and other
    investment income                            15,434               -               3,660                -
   Interest expense                             (29,402)        (62,979)                  -          (35,981)
                                          -------------    ------------      --------------    -------------



Net Income (Loss)                         $    (743,619)   $ (1,779,792)     $     (627,079)   $    (414,430)
                                          =============    ============      ==============    =============



Net Income (Loss) per common share        $       (0.06)   $      (0.20)     $        (0.05)   $       (0.05)
                                          =============    ============      ==============    =============


-5-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)


                                            Nine Months Ended September 30,                 Three Months Ended September 30,

                                                   1997           1996                         1997           1996
                                                   ----           ----                         ----           ----
Cash flows from operating
 activities:
   Net income (loss)                         $   (743,619)   $  (1,779,792)             $    (627,079)   $     (414,430)
                                             ------------    -------------              -------------    --------------

Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
   Depreciation                                    49,387           42,648                     17,967            13,110
   Amortization of
    capitalized software                           78,185          131,444                     26,062            40,012
   Amortization of
     Intangible assets                            225,000                -                     75,000                 -
    Other non-cash expense                         29,402                -                          -                 -
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable                          (337,733)         155,189                    215,299           (28,189)
     Other Receivables                            200,000         (500,000)                   150,000          (500,000)
    Inventories                                   255,727          142,671                    130,672           (84,026)
    Other current assets                            5,242           57,219                    (11,386)           10,571
    Other assets                                   (1,462)           1,550                     (1,462)           (2,365)
   Increase (decrease) in:
     Accounts payable and
        accrued expenses                         (344,223)         407,211                   (277,852)          129,113
                                             ------------    -------------              -------------    --------------

Total adjustments                                 159,525          437,932                    324,300          (421,774)
                                             ------------    -------------              -------------    --------------

 Net cash provided by
  (used for) operating
  activities                                     (584,094)      (1,341,860)                  (302,779)         (836,204)
                                             ------------    -------------              -------------    --------------

Cash flows from investing
 activities:
 Purchase of property and
    equipment - net                               (67,738)         (15,698)                   (24,032)           (4,829)
                                             ------------    -------------              -------------    --------------
   Net cash (used) in
    investing activities                          (67,738)         (15,698)                   (24,032)           (4,829)
                                             ------------    -------------              -------------    --------------

Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                                         -          490,000                          -                 -
 Increase (decrease) in
  Loans Payable                                         -           32,000                          -            32,000
 Issuance of common stock
  and warrants                                          -          863,499                          -           852,000
                                             ------------    -------------              -------------    --------------
   Net cash (used in) provided
    by financing activities                             -        1,385,499                          -           884,000

Net increase (decrease) in
 cash and cash equivalents                       (651,832)          27,941                   (326,811)           42,967
                                             ------------    -------------              -------------    --------------

Cash and cash equivalents -
 beginning of period                              830,229           22,626                    505,208             7,600
                                             ------------    -------------              -------------    --------------

Cash and cash equivalents -
 end of period                               $    178,397    $      50,567              $     178,397    $       50,567
                                             ============    =============              =============    ==============

-6-

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                         FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                                           NINE MONTHS ENDED SEPTEMBER 31, 1997
                                           ------------------------------------

                                        Common Stock                  Additional     Retained
                                        ------------                   Paid-In       Earnings
                                           Shares         Amount       Capital      (Deficit)      Shares       Amount
                                           ------         ------       -------      ---------      ------       ------

Balance
  December
  31, 1995                                 $8,048,778  $    80,488   $  6,955,899  $ (4,630,698)    125,800   $  397,833

Issuance of common
  stock and warrants                        2,047,083       20,470        943,019             -           -          -

Issuance of common
  stock for acquisition of
  intellectual  property                    1,500,000       15,000      1,485,000             -           -          -

Issuance of common
  stock to pay note
  payable to investment
  company                                     460,000        4,600        231,273             -           -          -

Net loss                                            -            -              -    (1,618,347)          -          -
                                           ----------      -------      ---------    -----------    -------      -------

Balance
  December
  31, 1996                                 12,055,861      120,558      9,615,191    (6,249,045)    125,800      397,833
                                           ----------      -------      ---------    -----------    -------      -------

Issuance of common
  stock to pay
  long term debt &
  related interest                          2,605,588       26,056        551,238             -           -          -

Net loss                                            -            -              -      (743,619)          -          -
                                           ----------      -------      ---------    -----------    -------      -------

Balance
  September
  30, 1997                                 14,661,449  $   146,614   $ 10,166,429  $ (6,992,664)    125,800   $  397,833
                                           ----------      -------      ---------    -----------    -------      -------

-7-

                      SCIENCE DYNAMICS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

PART I
Item 1. (continued)

        Basis of Presentation

        The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Fiscal Form 10-KSB.

        The financial statements presented herein, as of September 30, 1997 reflect in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        Income per share
        ----------------

        Income per common share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common share equivalents outstanding during each period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

        Business Overview
        -----------------

        Science Dynamics Corporation designs, develops and markets value-added software and systems, which integrates the computer and telephone (Computer Telephony Integration, CTI), which provides solutions to various telcos and business telecommunications needs. The company has focused on a product strategy to develop new applications that will expand its product offerings and ultimately its customer base. The methodology is to develop versatile, cost effective methods to provide communications solutions with the integration of voice, data, and video transmission over existing infrastructures for both local and worldwide area networks.

        The Company's initial product line resulting from the frame relay technology acquired in November 1996, the VFX-250 was recently introduced and has been successfully tested across a wide range of Frame Relay and Codec manufacturers in the U.S., Canada and Taiwan. The main application of the VFX product is to allow videoconferencing over Frame Relay. The transmission of Video over any digital network requires the use of Video Encoders/Decoders (often referred to as Codecs). Most video Codecs, however, are designed to run on 'Leased Line' or ISDN type services, which provide a transparent path for a continuous bit-stream. The versatility of the VFX product allows video to be incorporated into an existing network, providing an instant upgrade to Frame Relay Networking facilities. The VFX-250 is being shipped in two forms, either as an OEM integrated VFX-250C card for FRAD and Codec manufacturers, or a stand-alone product, VFX-250S.

        The next application for release is the Commander Inmate Call Control System that will replace the Company's existing CCTD product in the Inmate Call Control Arena. This is a software version of the CCTD ported to Windows NT(TM) operating system. This product provides advanced call control functions and feature capabilities, which will carry the product into the next century. Additionally, the Company is developing a Voice over IP (Internet Protocol) product that enables the transmission of data or voice over intranet or internet networks eliminating the expensive long distance toll charges. Several other products are in various stages of development that are intended to provide a continual roll out of product offerings which management feels should provide the company with future revenue growth.

        Results of Operations
        ---------------------


        SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
        ---------------------------------------------


        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Nine Months ended September 30, 1997 compared to the Nine Months ended September 30, 1996 (unaudited).


                                         Nine Months Ended
                                          September 30,
                                          1997            1996
                                          ----            ----
           Sales                    $3,366,792      $1,821,298
           Net Income (Loss)        $ (743,619)    $(1,779,792)
           Net Income Per Share         $(0.06)          $(.20)

                                        OPERATING EXPENSES    PERCENT OF SALES
                                         1997        1996       1997     1996
                                         ----        ----       ----     ----

        Cost of Goods Sold         $1,626,411  $1,339,965      48.3%    73.6%

        Research & Development        791,169     726,776      23.5%    39.9%

        Selling, General & Admin    1,678,863   1,471,370      49.9%    80.8%

        Total Operating Costs and  $4,096,443  $3,538,111     121.7%   194.3%
        Expenses

        For the first nine months of 1997, the sales increased 84.9% to $3,366,792 from $1,821,298 in the comparable 1996 period. The increase was attributable to the sales of the Commander Plus prison inmate phone control system, which included the newly developed automated operator services software.

        Cost of Goods Sold increased to $1,626,411 in the first nine months of 1997, a 21.4% increase from $1,339,965 in the first nine months of 1996, due to the substantial increase in sales. As a percentage of sales, the cost of goods decreased to 48.3% in the 1997 nine month period as compared to 73.6% in the comparable period of 1996. The Company continues to investigate areas to improve the profit margins and believes expanding the market segments and introducing new products and product enhancements will increase the volume purchased maximizing purchasing power.

        Research & Development expenses increased to $791,169 in the first nine months of 1997, an 8.9% increase over the corresponding period of 1996. As a percentage of sales, the expenses decreased to 23.5% in the nine months period of 1997 compared to 39.9% in the nine month period of 1996. The decrease is a direct result of the increased sales level. The Company expects to continue expending funds in research and development to facilitate the new development efforts.

        Selling, General and Administrative expenses in the first nine months of 1997 increased 14.1% to $1,678,863 as compared to $1,471,370 in the corresponding nine month period ending September 30, 1996. As a percentage of sales, the SG&A decreased to 49.9% in the nine months period as compared to 80.8% in the comparable period of 1996.This decrease in the percentage is attributable to the increase in sales for the nine months ended September 30, 1997. The increase in absolute dollars has several contributing factors. A significant portion of the increase is associated with the establishment of the international sales office in the U.K.Other contributing factors were the additional expenses such as rent and utilities which were incorporated into SG&A as a result of the elimination of the manufacturing facility and increases in consulting, investor relations and professional fees necessary to improve the Company's financial and shareholder relations program.

        Three Months ended September 30, 1997 compared to the Three Months ended September 30, 1996 (unaudited).


                                       Three Months Ended
                                          September 30,
                                          1997            1996
                                          ----            ----
           Sales                    $  548,280      $  644,356
           Net Income (Loss)        $ (627,079)    $(  414,430)
           Net Income Per Share         $(0.05)          $(.05)


                                        OPERATING EXPENSES    PERCENT OF SALES
                                         1997        1996       1997     1996
                                         ----        ----       ----     ----

        Cost of Goods Sold         $  303,373  $  391,923      55.3%    60.8%

        Research & Development        386,776     382,135      70.5%    59.3%

        Selling, General & Admin      488,870     248,747      89.2%    38.6%

        Total Operating Costs and  $1,179,019  $1,022,805     215.0%   158.7%
        Expenses

        Sales for the three months ended September 30, 1997 were $548,280 compared to $644,356 for the three months ended September 30, 1996. The sales results were substantially below original expectations. The Company continues to be subject to period to period fluctuations due primarily to the inability to control timing of orders in its existing market segment. Management has concentrated on extensive analysis to identify other target markets, since the Company's technology is adaptable to additional applications. Development of additional products utilizing SDC's proprietary technology is progressing to expand these product offerings. The Company believes the deployment of these products will greatly improve the period fluctuations and provide for a continual growth pattern.

        While the Company's VFX-250 products have been well received by the FRAD and Codec Manufacturers, the distributors, and system integrators, the sales cycle is elongated as resellers must build upon their potential customers. Sales are expected to be generated from this product line commencing in 1998.

        The Company believes through the penetration of new markets and by increasing its customer base, the Company may be positioned to capture significant business opportunities in the CTI arena resulting in a positive growth trend in 1998 and in subsequent years. Management anticipates that the Company will not generate historical levels of revenues in the remainder of 1997 as the Company focuses on developing strategic products for the CTI industry.

        Cost of Goods Sold for the quarter amounted to $303,373 or 55.3% of sales revenue versus $391,923 or 60.8% for the comparable quarter of the prior year. The decrease in cost of goods sold is due to the corresponding decrease in sales revenue.

        Since the Company has adopted outsourcing of manufactured items, it has focused on reducing its supplier base by developing and nurturing long-term partnerships with high quality and reliable suppliers enhancing the delivery times and improving cost.

        Research & Development costs for the three months ended
        September 30, 1997, amounted to $386,776, 70.5% of sales revenue compared to $382,135, 59.3% of sales revenue for the comparable three months of 1996. Since the dollar expenditures are almost equaled year-to-year, the percentages are askew due to the low sales results of the quarter.

        The Company is continuing to invest in the development of new technology and products, which the Company believes is essential for the survival and growth strategy of the Company. The Company anticipates new product introductions and enhancements on its current products on a charted schedule, which will expand its current product lines into new markets.

        Selling, General and Administrative expenses increased to $488,870 for the three months ended September 30, 1997 as compared to $248,747 for the three months ended September 30, 1996. A portion of this increase is due to a reclassification of certain expenses into Research and Development in the 1996 period. Another significant portion of the increase was attributable to the establishment of the international sales office in the U.K. Other contributing factors are increases in consulting, investor relations and professional fees to explore various business opportunities and arrangements and expand its financial and shareholder relations program.

        The sales team and the managing director have aggressively marketed the VFX-250 product line to Original Equipment Manufacturers (OEM's), Value Added Resellers (VAR's), system integrators and distributors whose markets and market presence will provide significant sales channels for the VFX product family and the future product initiatives. The Company plans to market its products in the United States and Internationally in Canada, Europe, Asia, and the Middle East direct and through the above mentioned distribution channels.

        Liquidity and Capital Resources
        -------------------------------

        Cash and cash equivalents for the period ending September 30, 1997 amounted to $178,397 and working capital of $799,715. The ratio of current assets to current liabilities at September 30, 1997 was 5.8 to 1.0 compared to 3.1 to 1.0 at December 31, 1996.

        Cash used in operations during the nine months period ended
        September 30, 1997 was $584,094 compared to $1,341,860 in the nine months period ended September 30, 1996. The change was primarily the result of the reduction in accounts payable and accrued expenses.

        Cash used in operations during the three months ended September 30, 1997 amounted to $302,779 compared to cash used in operations of $836,204 for the comparable three months ended September 30, 1996.
        The decrease in cash used in operations as compared to the prior year period primarily reflects the decrease in accounts payable and accrued expenses resulting from the collections of accounts receivable and other receivables during the period.

        Cash used in investing activities during the nine month period ended September 30, 1997 was $67,738 compared to $15,698 in the corresponding nine month period of 1996. This increase reflects the purchase of test equipment and computer related equipment to facilitate testing and product development.

        Cash for the three months ended September 30, 1997 used in investing activities amounted to $24,032 compared with $4,829 for the comparable period of 1996. This increase from the prior period is attributable to the purchase of computer related equipment to upgrade development tools.

        The Company believes that funds expected to be generated by operating activities and existing cash and cash equivalents will be adequate to cover operating expenses in the foreseeable future. The Company is exploring various financing instruments to subsidize the execution of its growth strategy.


        Subsequent Event
        ----------------

        A Board of Directors Meeting was held on November 5, 1997, to discuss a business arrangement with WorldWave Communications, Inc. The board unanimously approved further action in accordance with a Memorandum of Understanding with WorldWave. Under the terms of the memorandum, Science Dynamics would acquire 100% of WorldWave for 5.5 million shares of Science Dynamics common stock. The acquisition is predicated upon WorldWave obtaining contracts, in the near future, for a minimum of 20,000 of its telephone units, at a purchase price of approximately $10,000,000, with a provision for additional shares if WorldWave receives a purchase order for an additional 10,000 telephone units. Other contingencies of the acquisition are the performance of due diligence by Science Dynamics, a valuation of the technology and shareholder approval from both parties. The transaction is expected to be defined as a tax-free exchange for WorldWave shareholders. Science Dynamics plans to operate WorldWave as a wholly owned subsidiary of Science Dynamics.

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

    PART II. OTHER INFORMATION

            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
            ---------------------------------------------

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



                                SCIENCE DYNAMICS CORPORATION

                                By: /s/ ALAN C. BASHFORTH
                                    ---------------------------------
                                        Alan C. Bashforth
                                        President, and CEO



                               By: /s/ JOY C. HARTMAN
                                   ---------------------------------
                                       Joy C. Hartman
                                       Executive Vice President,
                                       Chief Financial Officer,
                                       Treasurer and Corporate Secretary

Dated: November 14,1997
-12-