Form 10KSB
period 1997-12-31
SCIENCE DYNAMICS CORP
filed 1998-03-31
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 13(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

    For the transition period from ______________ to ______________

    Commission file number        010690
                             ____________________


                           Science Dynamics Corporation
     -------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                                   Delaware
        ------------------------------------------------------------
               (State or other jurisdiction of incorporation)

                                 22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


           1919 Springdale Road, Cherry Hill, New Jersey   08003
           -----------------------------------------------------
                 (Address of principal executive offices)

                             609-424-0068
            --------------------------------------------------
           (Registrant's telephone number, including area code)

                                 None
        ----------------------------------------------------------
       (Securities registered pursuant to Section 12(b) of the Act)

                  Common Stock Par Value $0.01 Per Share
                  --------------------------------------
                              Title of Class
        ----------------------------------------------------------
       (Securities registered pursuant to Section 12(g) of the Act)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]     No [ ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form10-KSB or any amendment to this Form10-KSB [ ]

State issuer's revenue for its most recent fiscal year: $4,393,552.

The number of shares of Common Stock outstanding as of December 31, 1997, was 14,535,649 shares.

The aggregate market value of voting stock of the registrant held by non-affiliates as of December 31, 1997 was approximately $4,521,997.

Documents Incorporated by Reference: Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on or about June 8, 1998, are incorporated by reference into Part III of this report.

Transitional small business format   Yes __ No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW
----------------

Science Dynamics Corporation (the "Company" or "SDC") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. During the past 21 years the Company has developed, designed and marketed a variety of Telecommunications systems, including intelligent call processing platforms which provide telecommunications service capabilities to the public switched telephone network. These platforms are sophisticated software based systems which satisfy a wide range of computer telephony integration applications. The Company has utilized this experience complemented with the technology obtained from the acquisition of the intellectual property of Innovative Communications Technology (ICT) in November 1996, to address additional markets in the Computer Telephony Integration (CTI) industry. The Company's focus is to address niche market opportunities in Regional Bell Operating Companies (RBOC's), such as BellSouth, Ameritech, US West, and Southwestern Bell, large independent telephone operating companies, such as GTE, Sprint and Citizens Data Network Companies and Telephone Service Distributors. The Company is currently investigating additional market opportunities in the U.S. and internationally.

The Company's development is driven by user needs for cost effective, easy to use multiservice products that provide an array of services to the customers regardless of the geographic diversity. These opportunities are primarily in the areas of Inmate Systems, Video over Frame Relay, Voice over Internet Protocol, Voice Announcements, Interactive Communications, Intelligent Network Control and Administration. The Company's strategy today is to deliver quality software products and services that empower its customers to improve their applications and deploy quality services worldwide.


BUSINESS DEVELOPMENT
--------------------

Science Dynamics has been evolving its products strategy in concert with the rapidly expanding Telecommunications market. A key change apparent within this industry is the wider spread adoption of 'packet based' networks replacing the original 'circuit switch based' networks. Science Dynamics is re-positioning itself in order to become a developer of the technology which enables this advance to take place.

The definition of a 'circuit switched' network, is that of a network which provides communication channels (such as telephone calls) which can be opened/closed at any time and, for the duration of that 'call', the channel being used is dedicated to that particular user. For instance, if a user makes a connection from New York to London, resources are dedicated, on an exclusive basis, at every node that the connection may use, regardless of whether the user actually sends any information or the line is idle. In a typical telephone call, approximately 60% of the circuit is unused, i.e. 50% due to the fact that as one person talks, the other generally does not, and the remaining 10% of free space occurs during natural pauses in conversation. This is a waste of the world's present communication infrastructure capacity, when combined with these issues, the network requirement to provide enough communication capacity for peak demand time, results in 60% over capacity during the light traffic times.

Packet based networks have a different approach. The concept of a packet based network is that each user has access to, typically larger, communication channels, which are shared among other users on a 'statistically multiplexed' basis. This is tantamount to six single lane roads from A to B, on which only one car can travel at once, or building a six lane highway with multiple users. The large highway with shared traffic utilization is much more efficient, but it must be managed more carefully insuring efficient use of available resources, while providing a flexible method of carrying new multimedia services.

PRODUCTS
--------

IP Telephony

Following the trend of the telecommunications industry toward 'packet based' networking, Science Dynamics has been closely working on a Telecommunications level 'Gateway' product which will enable service providers to offer compressed Voice and Fax services over a packet based network.

One of the earliest introductions of packet based networking was a protocol called 'IP' (Internet Protocol). From its adoption, the Internet has flourished and led the industry towards adopting this protocol as the 'defacto' standard for many applications. The natural progression of IP is to expand this adoption to Telephony and Multimedia services. Advancements in networks and the development of 'IP Telephony' products enables this migration. Science Dynamics will draw upon its Telephony and Packet technologies and the Company's twenty-one years of experience in designing telephony products, to provide a product highly suited to the Telcos and Data Carriers worldwide.

Video over Frame Relay

The most common means of videoconferencing is to use a 'circuit switched' network, typically ISDN. Although this seems an obvious choice, due to certain technical issues relating to the transmission of continuous data streams such as, compressed video, it may not be the most cost effective.

Transmission of video over a 'packet based' network, although technically challenging, provides the same benefits of shared communication resources/channels as described above. This in turn can lead to significant cost savings for the user.

Frame Relay is a standardized 'packet based' method (protocol) for transmission of data.

The advent of Frame Relay Access Devices (FRADs) has enabled users to integrate LAN-to-LAN (Local Area Network) connectivity, inter-office voice communications, IBM SNA (System Network Architecture) traffic and much more, over a single Frame Relay circuit. The advantage of integration is, quite obviously, cost. Customers of this technology can either build their own corporate enterprise networks, making best use of available bandwidth for all their applications, or utilize a Public Service Frame Relay network, provided by their local Telephone or Network Carrier.

Science Dynamics developed a new FRAD technology with the introduction of the VFX-250 product range in 1997, a hardware based Frame Relay Access Device specifically designed for video data streams. The Company intends to devote resources to further enhance this technology by continuing development throughout 1998.

Science Dynamics has generated new market opportunities by promoting sales and OEM relationships for this product within the videoconferencing and frame relay market places.

Voice Response System

The Company's Voice Response System (VRS) is an automatic intercept product designed to provide a cost-effective solution for implementing announcement capabilities at the central office location. The VRS is installed adjunct to the central office switch eliminating the requirement to purchase expensive switch software modules for providing call intercept, call completion and CLASS announcements. The VRS results in a single system solution that can meet most announcement requirements in most central offices.

The Voice Response System contains a standard library of recorded messages and phrases that can be used for most telephone company announcement requirements. These messages can be fixed, concatenated, or recorded by the user and appended to the phrase and/or announcement library using the digital encoding feature of the VRS. Several key features of the VRS encompass interactive Custom Local Area Signal Service (CLASS), changed number referral announcements with optional call completion, Automatic Number Announcement (ANA), user recorded custom announcements, service and emergency announcements.

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

Commander Inmate Telephone Control System (ITCS)

Both Commander I and II (ITCS) are based on the Company's new Integrator C-2000(tm) platform. This open systems platform is a combination of integrated Computer Telephony (CTI) hardware and software, which can handle thousands of call transactions per hour and provide correctional facility officials with effective tools to manage and control inmate telephone calls utilizing the Commander systems software.

The smaller Commander I (up to 20 lines) and the Commander II (up to 96 lines per rack, but daisy-chained for multiple racks) both utilize the Windows NT
(tm) operating system for robust, real time administration through the Commander AdminManager Control Console system.


PRODUCT DEVELOPMENT

The Company's products have primarily been designed and developed by its
internal engineering staff.   The Company considers the features and
performance of its products to be generally competitive or superior with those of other available applications.

The Company believes that continual enhancements of its products will be required to enable the Company to maintain its competitive position. The Company intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena to enable the Company to take advantage of opportunities resulting from the expected direction of technology.

The Company has completed the development of the next generation of its core application platform, the Integrator C-2000(tm). This product provides the foundation for hosting applications for various Telephony and transaction orientated processes. Currently the C-2000(tm) can host existing Company products such as the Commander family of inmate products, the Integrator C-2300 series of IP Telephony Servers, and the IVAP Intelligent Voice Announcer Platform. Management believes that we have designed our product strategy to keep us on the cutting edge of the emerging Internet Telephony market.


INTEGRATION OF PRODUCTS
-----------------------

Over the past year the Company has transformed into a predominately software design and system integration company. The purchasing philosophy has been to establish relationships with industry leaders in the Networking, Telecom and PC environments providing quality components, prompt delivery and service.

Using an MRP process (Material Requirements Planning) the Company is able to order on a just in time basis and efficiently integrate systems for prompt delivery. The key stages in the development cycle of the products consist of assembling the hardware, installing the software, final system testing and inspection.

The Company's products are primarily produced to order and inventories consist of raw materials, work in process, and finished goods. The Company believes it maintains a quantity of inventory adequate to insure a quick turn around time to meet customers' requirements.


SOURCES AND AVAILABILITY OF MATERIAL
------------------------------------

Although most materials are available from a number of different suppliers on an off the shelf basis, several suppliers are the sole source of each of certain components. If a supplier should cease to deliver a component, another source would have to be developed. The Company believes it would be able to do so by acquiring a substitute part or module that could require a hardware or software change in the unit in order to provide satisfactory performance, although added costs and delays of unknown amount and duration could be experienced.


SALES AND MARKETING
-------------------

The Company sells its products through its direct sales force in the United States and internationally via the Science Dynamics International sales
office.   The Company has also implemented other channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its
sales force.   These channels of distribution include value-added resellers,
FRAD and Codec Manufacturers, system integrators and distributors. The Company's international office is pursuing sales opportunities in South America, Europe, Middle East, and the Pacific Rim. The Company believes the international presence allows it to maintain direct contact with and provide better support to its international customers.

The Company's marketing programs include direct mail, internet presence, participation in trade shows, advertising and production of corresponding
literature.   These programs are designed to raise general awareness of the
Company and its products, generate leads for the sales organization, target marketable products and promote the Company's various product lines.


RESEARCH & DEVELOPMENT
----------------------

The majority of the research and development activities are conducted at the Company's facility using its array of telephony resources and the technical expertise of its engineering staff. The Company has fourteen employees currently engaged in research and development. The Company anticipates that an increase in future research and development expenditures will be necessary to remain competitive in the rapidly changing telecommunications industry and that more development work will be outsourced to accelerate the introduction of new product offerings.

The Company plans to devote a substantial portion of its resources to research and development and utilize subcontractors to enhance the engineering staff. The Company plans to continue to expand its product offerings to include additional products in Telephony, Voice-Over-IP and Data Communications.


INTELLECTUAL PROPERTY
---------------------

It is the Company's practice to apply for patents as new products or processes appropriate for patent protection are developed. The Company made application for a patent on the Three-Way Call Detection System and on January 21, 1998, received a Notice of Allowance from the U.S. Patent Office. The formal United States Patent should be received imminently. The Company holds other patents relating some of its other products. No assurance can be given as to the scope of the patent protection.

The Company believes that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Accordingly, the Company believes that its success will be dependent upon its engineering competence, service and the quality and economic value of its products.

The Company also owns trademarks, copyrighted material and intellectual property relating to proprietary technology utilized in the development of some of the products.


CUSTOMER SUPPORT
----------------

The Company's technical support staff provides telephone support to our customers using a computerized call tracking and problem reporting system. The Company also provides initial installation and training for its products. The Company is instituting an annual maintenance contract entitling customers to software updates, technical support and technical bulletins.


INDUSTRY
--------

According to the Telecommunications Industry Association (TIA) and its subsidiary, the Multimedia Telecommunications Association (MMTA) the overall telecommunications market (equipment and services) grew by more than 11 percent in 1997, generating revenues of $406.7 billion. Spending on telecom equipment grew 13 percent to $106.4 billion, while services, accounting for about 75 percent of the 1997 revenue total, posted an 11 percent increase to $300.3 billion.

Spending on emerging technology equipment -- frame relay, ATM and ISDN -- grew by 60.4 percent to $3.9 billion in 1997. As bandwidth requirements in the workplace expand, spending on emerging technologies should continue to grow rapidly. Spending is projected to grow at a 22.1 percent compound Annual rate through 2001.

U.S. exports of telecommunications equipment rose by an estimated 24 percent to $21 billion in 1997. This increase is the result of countries throughout the world recognizing the need to develop a sophisticated telecommunications infrastructure in order to compete in the global economy.

Management is of the opinion that it is technologically well positioned to capitalize on these new and emerging technologies and hopes to gain a fair share of the market.


COMPETITION
-----------

Due to the diversified nature of the products and target markets, Science Dynamics competition varies greatly by product line. Inmate products division holds a significant portion of the Inmate market with its Commander system. The Company competes against three other primary vendors in this area but the system captures a sizable share of the target market. The data/voice products division expects to be competitive in the Data, Video and Voice-Over-Frame Relay markets. Our IP products division is marketing new products designed by the team that developed the Integrator series. These IP products will compete in an arena that is predominately dominated by larger companies who have significantly more resources for development, marketing and deployment. However, the Company's innovative technology is readily adaptable to accommodate the fast-paced market changes and the Company has the flexibility of shifting its resources to respond quickly to customer requests.

CUSTOMERS
---------

The major customers in 1997 were independent and Bell Operating Companies with three customers accounting for 88.7%, 4.3% and 3% of total revenue. With the introduction of the new product lines, the Company has expanded its customer base globally and will be less reliant on any single market or territory.


EMPLOYEES
---------

As of December 31, 1997, the Company employed 27 persons on a full time basis. The Company supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. There is at present 28 full time employees.


GOVERNMENT APPROVAL
-------------------

The Federal Communications Commission (FCC) requires that some of the Company's products meet subpart J of Part 15 and Part 68. Part 15 deals with the suppression of radio frequency and Electro-magnetic radiation to specified levels. Part 68 deals with protection of the telephone network. Other than FCC requirements, there is no known Company effect resulting from existing or probable Government regulations.


COMPLIANCE WITH ENVIRONMENTAL LAWS
----------------------------------

Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. The Company is concerned with protecting the environment and participates in recycling programs.


ITEM 2. DESCRIPTION OF PROPERTY

The Company has leased for ten years commencing May 1, 1995, a 50,000 square foot free-standing masonry building in an industrial park in Cherry Hill, New Jersey, utilized for office space and test of its products and other corporate activities. Since the Company's restructuring and redirection, including the outsourcing of product assembly, the facilities are more than presently required. It is anticipated that a trade-off to a smaller facility within the vicinity, or in the alternative, a sub lease of the unused area can be effectuated.

ITEM 3. LEGAL PROCEEDINGS

The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted, during the Fourth Quarter of the Fiscal Year covered by this report, to a vote of security holders through solicitation of proxies for otherwise.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is traded in the NASDAQ Small Cap market system. The NASDAQ symbol for the Company's Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 1996 and December 31, 1997 were as follows:

       Calendar Quarter      High Bid Price     Low Bid Price
       ----------------      --------------     -------------
            1996
            ----
            First              $  .8125            $ .3750
            Second               1.8125              .4062
            Third                1.3750              .6250
            Fourth               1.1250              .6562

            1997
            ----
            First              $ 1.8750            $ .6875
            Second                .9687              .5625
            Third                1.0937              .7187
            Fourth               1.1250              .5000

The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 1997, there were approximately 350 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefor.

The market price of the Company's common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products by the Company, or other events or factors. The Company's stock price may also be affected by broader market trends unrelated to the Company's performance.

Starting February 23, 1998 the NASDAQ Stock Market has increased the quantitative threshold criteria for continued listing on NASDAQ. Among several changes, a minimum bid price of $1.00 is required for continued listing on the SmallCap market. At present, SDC meets all of the new listing standards with the exception of the $1.00 minimum bid. The Company has been notified of the non-compliance of the minimum bid price and has until May 28, 1998, to improve its position. There are no assurances that the Company will be able to increase the bid price and the effect of the de-listing would have a material adverse effect upon the ability of shareholders to sell their stock and upon the value of the stock. The
Company is striving to comply with the minimum bid requirement by promoting interest in its new products as well as the new enhancements to our inmate product line.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's net sales for the year ended December 31, 1997 were $4,393,552, a decrease of $1,168,720 from sales of $5,562,272 for year ended December 31,
1996.    The decline was primarily due to the unavoidable delay in the completion of our Commander II based on the Integrator C-2000(tm) that incorporates all the functions previously offered in the CCTD and Commander Plus into one robust system. The design of this system is a key development effort as it is the foundational platform to be utilized as the basis of a future line of CTI based products.

During 1997, the Company established an international presence through agreements with Ci-Tech International Ltd. in the U.K. Science Dynamics is no longer affiliated with Ci-Tech, however, the Company has subsequently chartered the name of Science Dynamics International and established an office in Fleet, U.K under the direction of Ian Glover, formerly sales director of Ci-Tech. The International Technical Director of Ci-Tech has also made the transition to Science Dynamics. Together they are aggressively continuing their efforts to market the VFX product line. The VFX products' main application is to enable Videoconferencing over Frame Relay. The sales strategy for this product line is to target Frame Relay Network manufacturers and providers. Although there was immaterial revenue generated from this product in 1997, the first OEM distribution agreement has subsequently been signed.

The promotion and sales of this product line is intended to extend the awareness of the Company and its products outside of the inmate market. The Company anticipates a continual revenue base from these products in 1998 and beyond. The first shipment against the OEM contract has been shipped in the first quarter of 1998, smaller orders and trial units have been sold to several additional customers.

The first targeted market for the Integrator C-2000(tm) platform is in the rapidly expanding Voice-over-IP arena. Advances in public and private IP-based networks now enable businesses to use the Internet Protocol to by-pass the Public Switched Telephone Network primarily for international, long distance voice, fax, and video communications. This provides businesses with a method to greatly reduce their telecommunication expenses. The Company has hired a Sales Director, previously with Deutsche Telekom, with expertise in Voice-over-IP to work out of Science Dynamics International to market and generate sales for this product line.

During the latter portion of 1997, the Company engaged into an alliance agreement to develop a forward error detection and correction device based on a new, highly efficient algorithm. This device can decrease the error rate on data channels, such as satellite links, while conserving costly bandwidth. Reducing the error rate increases the speed of data and other communications and decreases the cost of retransmitting. Management is actively pursuing other partnerships or joint venture arrangements to develop additional new products or applications.

To accelerate the Company's growth, management has continually researched, analyzed and evaluated business opportunities for possible merger or acquisition. As previously announced, the Company has signed a Memorandum of Understanding with Worldwave Communications Inc. Under the terms of the memorandum, Science Dynamics would acquire 100% of Worldwave for approximately 5.5 million shares of Science Dynamics common stock. This agreement is contingent upon Worldwave securing contracts for a minimum of 20,000 of its telephone units at a purchase price of approximately $10,000,000, with a provision for additional shares if Worldwave receives a purcase order for an additional 10,000 telephone units. There are several other conditions outlined in the memorandum including a technological evaluation, the performance of due diligence by Science Dynamics and
shareholder approval.   At the end of December, a draft of a definitive
agreement had been generated by the Company and forwarded to Worldwave's legal advisors. It should be noted that this arrangement has not been consummated and there is no assurance that the transaction will be concluded.

RESULTS OF OPERATIONS

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:


                                For the Years Ending December 31,
                                            1997            1996
                                            ----            ----

             Sales                    $4,393,552      $5,562,272
             Net Loss                $(1,022,030)    $(1,618,347)
             Net Loss Per Share           $(0.08)          $(.18)



                                    OPERATING EXPENSES     PERCENT OF SALES
                                    ------------------     ----------------
                                      1997        1996        1997     1996
                                      ----        ----        ----     ----

     Cost of Goods Sold         $1,969,837  $3,555,984       44.8%    63.9%

     Inventory obsolescence
     write off                           -     449,062          -      8.1%

     Research & Development      1,293,608     934,260       29.4%    16.8%

     Selling, General & Admin    2,138,408   2,164,784       48.7%    38.9%

     Total Operating Costs
     and Expenses               $5,401,853  $7,104,090      122.9%   127.7%


Sales of $4,393,552 for the year ended 1997 were 21% less than sales of $5,562,272 in 1996. As previously stated, sales for the latter portion of the year were delayed by the customer anticipation of the release of the Commander II based on the Integrator C-2000(tm) platform and the decision by management to expend substantial time and effort broadening the product line to reduce dependence on a single product and/or customer. The Company over the past year has aggressively been expanding its product mix with the addition of the VFX product line and the Voice-over-IP product lines.

The 1997 Total Operating Costs decreased both as a percentage of sales and in absolute dollars. This was attributable to two major factors. The evolution of the Company into a software driven organization and the elimination of the manufacturing division have positively effected the cost of
sales.   The decision to discontinue several of the company's older product lines resulted in an inventory write-off of $449,062 in 1996.

Research and Development expenses in 1997 increased 38.5% to $1,293,608
compared to $934,260 in 1996, an increase of $359,348.   Several factors
contributed to this increase including the utilization of subcontractors to augment the design effort of the engineering staff, increases in the compensation of the Engineering staff and the amortization expense associated with the intellectual property.

The Company believes that the research and development activities are crucial to maintaining a competitive edge in the rapid growth of the telecommunications marketplace. The Company intends to increase its investment in the research and development team to maintain a highly skilled force of design engineers for new product development, the key to the future.

The selling, general and administration expenses increased 9.8% as a percentage of sales but decreased in absolute dollars to $2,138,408 in 1997, from $2,164,784 in 1996. The general and administrative expenses include the costs associated with accounting, human resource, MIS, purchasing, corporate and the administrative functions within the Company, including the establishment of Science Dynamics International.

The 1997 net loss of $1,022,030, compared to the loss of $1,618,347 experienced in 1996, resulted in a decrease both as a percentage of total revenue from 29% in 1996 to 23% in 1997 and decreased $596,317 in absolute dollars. This decrease reflects the overall strategy to improve our profit margins by maximizing purchasing power and the cost cutting measures instituted as part of the transition to a Software Company.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash used for operating activities for the years ended December 31, 1997, 1996, and 1995 were $728,791, $587,380 and $1,270,280 respectively. The use of cash in operating activities in 1997 resulted primarily from the net loss, the significant increase in accounts receivable and the significant decrease in accounts payable and accrued expenses, offset by the decrease in inventory and the collection of the $200,000 receivable that was a constituent of the acquisition of ICT consummated in November 1996.

Net cash used in investing activities was $80,257 in 1997, $24,379 in 1996 and $225,247 in 1995. The increase in cash used by investing activities in 1997 was primarily attributable to capital expenditures for the purchase of test equipment used to establish a testing environment to be utilized in the test and evolvement of the Company's current and new products. Additional expenditures were also made in 1997, as well as in 1996 and 1995 for other computer related equipment to advance the development activity. The Company expects to increase its capital expenditures as necessary to maximize development efforts of new products and applications.

There was no net cash provided by financing activities in 1997, compared to
$1,419,362 in 1996 and   $1,599,110 in 1995, respectively.  The net cash in
1996 and 1995 was generated by the net proceeds from the sale of the Company's common stock and funds generated from a convertible note payable reduced by
the payments made on the bank note.   The funds were utilized for working
capital.

At December 31, 1997, the Company had $21,181 in cash and cash equivalents and $633,593 in working capital. Current assets as of December 31, 1997 were $1,009,827 compared to $1,741,327 in 1996. The decrease in cash and cash equivalents was mainly attributable to the substantial collection of the accounts receivable in the fourth quarter of 1996 resulting in the increase of cash and cash equivalents. The factors contributing to the decrease in current assets at December 31, 1997 compared to December 31, 1996, was the increase in accounts receivable and current assets offset by the collection of the other receivable, which was a component of the ICT acquisition, and the reduction in inventory attributable to the improved purchasing process implemented to accommodate the transition of the Company from a hardware developer to a software design operation.

Current liabilities at December 31, 1997 were $376,234, 32.5% less than current liabilities of $557,615 at December 31, 1996. There were two major factors that attributed to this decrease. By establishing a partnership arrangement with OEM vendors and instituting a material requirements planning process the Company has the ability to order materials on a just in time basis reducing the payment of accounts to vendors resulting in the reduction of accounts payable. The elimination of the manufacturing operation has resulted in the consequential decline in the payroll and related expenses.

Total Liabilities at December 31, 1997 were $376,234 compared to $1,057,615 at December 31, 1996. This decrease was the result of converting the long-term debt of $500,000 and accrued interest of $77,294 into 2,605,588 restricted shares of the Company's common stock. The elimination of the long-term debt has strengthened the Company's ability to raise additional financing to consummate a potential merger or acquisition, strategic alliances or other possible ventures to intensify the Company's growth strategy.

The Company believes that the forecasted sales generating cash flow from operations, together with its current cash balances, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements including planned capital expenditures, through the next twelve months.
To promote future growth, the Company may require the utilization of some form of financing instrument.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:

   Name               Age       Position with the Company

   Lyndon A. Keele    69       Chairman of the Board of Directors.
                               President from June 1973, until
                               November 7, 1996.  CFO and Treasurer from
                               December 1980 until November 7, 1996

   Alan C. Bashforth  47       President and Director since November 7, 1996

   Kenneth P. Ray     64       Director since May, 1990

   Joy C. Hartman     49       Executive Vice President, since December 1994,
                               Corporate Secretary since June 1, 1993, CFO and
                               Treasurer since November 7, 1996, and Director since May 7, 1991

   Sheldon Hofferman  53       Director since September 17, 1997

   Michael L. Hershey 59       Director from March 1997 to December 1997

   Russell R. Angely  59       Vice President, Sales and Marketing since
                               May 2, 1994

There were six board meetings during 1997. All the members participated in these meetings. There was one audit committee meeting held on November 20, 1997.

None of the above persons is related to any other of the above-named persons by blood or marriage.

Mr. Hofferman previously served as a member of the Board from June 1995 to June 1, 1996, but acted as advisor to the Board for the period June 1, 1996 to September 1997.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 1997 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.

BIOGRAPHIES
-----------

LYNDON A. KEELE is the founder of the Company and has been active as Chairman of its Board of Directors and President from June of 1973 until November 1996. From April of 1973 to August of 1977 Mr. Keele managed his own investments and served as a consultant to a number of companies involved in the electronics industry. Prior to 1973, Mr. Keele served for five years as a founder and Executive Vice President of TeleSciences, Incorporated, a company engaged in design and manufacture of telephone support equipment. From 1962 to 1968 he served as a Program Manager for multimillion-dollar programs involving data and circuit switching systems at ITT Federal Laboratories. From 1958 to 1962, he was employed by GTE's Sylvania Electronics Systems Division in various management positions, including Program Manager of data processing and cryptographic communications Projects and Programs. The University of Texas awarded him a B.B.A. in 1951.

ALAN C. BASHFORTH, President, was the President of Innovative Communications Technology, LTD. (ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by SDC in November, 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and telecommunications company, in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering. Mr. Bashforth also serves as a Director of Satellite Media Services Ltd.

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

SHELDON C. HOFFERMAN, has been an Attorney and Private Investor since 1971. Mr. Hofferman graduated from the University of Pennsylvania in 1966 and Temple University Law School in 1971. He was in private law practice in Washington, D.C., specializing in communications law, from 1971 to 1974.
He served as Senior Trial Attorney for the Federal Trade Commission from 1974 to 1983, and re-entered private law practice thereafter. Mr. Hofferman has also served as General Partner of Golden Phoenix Limited Partnership, an investment concern, since 1983.

MICHAEL L. HERSHEY is founder and principal of Landis Associates, Inc. and has actively managed the Company since its founding in 1975. Landis Associates, an investment advisory business, serves high net worth individuals in asset management. Prior to 1975, Mr. Hershey was employed in the securities industry as an institutional salesman with Laird & Co. and with Wertheim. He is presently on the Board of Directors of Nematron Corporation, Atlantic Aviation, Tremont Medical, Inc. as well as many charitable organizations. Mr. Hershey attended Princeton University.

The Company regrettably accepted the resignation of Mr. Hershey on December 9, 1997. There was no dispute or problem with the Company or any Board member. Mr. Hershey relinquished his seat on the board due to limited time to devote to interests outside his direct business operations.

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


ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

EXECUTIVE COMPENSATION
----------------------

Reference is made to the information to be set forth in Item 1, the sections entitled "Director and Executive Compensation" in the Proxy Statement, which section is incorporated herein by reference.

The outside Directors receive $250.00 per meeting as standard compensation for service as directors. Should there be a change in control or ownership of the Company by acquisition or merger, the Board of Directors on January 25, 1996, adopted a resolution whereby the then present officers of the Corporation are protected from termination without cause. The compensation amount is limited to compensation for three years of salary. Such compensation can be either a lump sum payment or payment over a three year period.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1997, with respect to the ownership of the Company's Common Stock by each person known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, which is its only voting security.

   Name and Address of Beneficial Owner      Number of       Percent of
                                              Shares     Outstanding Shares(1)
                                              ------     ------------------

   Lyndon A. Keele
   701 Garwood Road, Moorestown, NJ 08057    775,534(2)          5.34%

   Reynolds E. Moulton, Jr.
   54 Washington Street, Marblehead,
   MA  01945                                 761,000(3)          5.24%

   Sheldon C. Hofferman
   P.O. Box  350, Fairfax Station,
   VA  22039                               2,969,121(5)         20.43%


   Innovative Communications Technology,
   LTD. (ICT) Le Clos D'Avranche
   La Rue Bel-Aire St. Mary, Jersey  C.I.
   (Alan C. Bashforth, President of the
    Company controls ICT)                  1,500,000(4)         10.32%



The following table sets forth certain information as of December 31, 1997, with respect to the ownership of the Company's Common Stock by each director of the Company, and all directors and officers of the Company as a group.

                                                      Number       Percent of
  Name and Address               Title              of Shares     Outstanding
  ----------------               -----              ---------     -----------
                                                                   Shares(1)
                                                                   ------

  Lyndon A. Keele          Chairman of the Board.   775,534(2)      5.34%
  701 Garwood Road
  Moorestown, NJ   08057

  Russell R. Angely           Vice President         11,000          .076%
  107 Hardwood Court
  Chalfont, PA   18914

  Joy C. Hartman           Exec. Vice President,      1,000(2)       .001%
  504 Bartram Road         CFO, Treasurer,
  Moorestown, NJ   08057   Secretary, Director

  Kenneth P. Ray                 Director             6,000(3)       .041%
  909 Darfield Drive
  Raleigh, NC   27615

  Alan C. Bashforth        President, CEO and     1,500,000(4)     10.32%
  Le Clos D'Avranche             Director
  La Rue Bel-Aire
  St. Mary, Jersey C.I.

  Sheldon C. Hofferman           Director         2,969,121(5)     20.43%
  P.O. Box  350, Fairfax
  Station, VA  22039

  All Directors and
  Officers as a Group(6)                          5,262,655        36.21%

        1 Based upon a total number of 14,535,649 shares outstanding as of December 31, 1997.

        2 Includes 1,700 shares owned by Mr. Keele's daughter, and 300 shares owned by Ms. Hartman's children. The daughter of Mr. Keele has sole voting and investment power with respect to her shares and Mr. Keele has sole voting and investment power with respect to all other shares in this total.

        3 Has sole voting power and sole investment power with respect to the shares owned by such person.

        4 Shares in the name of Innovative Communications Technology, LTD., a corporation, controlled by Mr. Bashforth.

        5 The total includes 2,831,721 shares owned by Golden Phoenix, LTD., of which Mr. Hofferman is General Partner.

        6 In addition to the 6,000 shares owned by K. Ray, an outside Company Director, Mr. Ray holds incentive options to acquire 30,000 shares. Mr. Angely holds incentive options to acquire 30,000 shares in addition to the 11,000 shares owned. In addition to the 1,000 shares owned, Ms. Hartman holds incentive options to acquire 65,000 shares. Mr. Hofferman, an outside Director, holds 2,000,000 warrants based upon exercise prices of 50% of the market value of the Company's stock on the day preceding the exercise, but in no event to exceed $1.00 per share.

There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995 there were three transactions with certain related parties.
Mr. Reynolds Moulton, Jr., an owner in excess of 5% of the Company's stock, and Mr. Sheldon Hofferman, a Company Director, purchased additional restricted stock each in the amount of $100,000 and $25,000 respectively.
Mr. Lyndon A. Keele, then President and a Director converted the Company's $188,600 indebtedness to him into common stock (See Note 6.B. of the 1995 10-KSB). During 1996, Golden Phoenix, L. P. of which a former member of the Company's Board of Directors made a convertible loan in the amount of $500,000 with warrants to later acquire company stock.
On November 7, 1996, the stockholders approved the acquisition of the intellectual property of Innovative Communications Technology, LTD.
This acquisition entailed the issuance of 1,500,000 shares of the Company's common stock to a Corporation controlled by Mr. Alan C. Bashforth the President, CEO and Director of the Company. There have been no other transactions during the last two years or any currently proposed with any executive officers, directors, nominees for election as director or any security holder or beneficial owner of more than five percent of the Company's voting securities or any immediate family member of any such owner and to the Company within the terms of 17. C.F.R. Section 228.404 (Item 404 of
Regulation S-B).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
    1.  FINANCIAL STATEMENTS

        Report of Independent Accountants dated Feb 25, 1998........Page 20
        Consolidated Balance Sheets as of December 31, 1997
        and 1996....................................................Page 21
        Consolidated Statements of Operations, three years ended
        December 31, 1997...........................................Page 22
        Consolidated Statements of Changes in Shareholders'
        Equity, three years ended December 31, 1997.................Page 23
        Consolidated Statements of Cash Flows, three years
        ended December 31, 1997.....................................Page 24
        Notes to Consolidated Financial Statements..................Page 25-32

    2.  INDEX OF EXHIBITS
        Exhibit No.     Description of Exhibit
        -----------     ----------------------
        3.1(1)          The Articles of Incorporation
        3.2(1)           By-Laws
        4               Not Applicable.  All relevant rights are described in Exhibit 3.1.
        9               Not Applicable.
        10              Not Applicable.
        11              Computation of per share earnings - see Note 11 to the Financial Statements.
        13              No Annual Report has yet been sent to Security Holders. The Company will send stockholders copies of the present 10-KSB in lieu of a separate Annual Report.
        18              Not Applicable.
        24.1            Consent to incorporation by reference of the accountant's report dated April 11,
                        1995 in the S-8 Registration Statements, File Numbers 33-20687, 2-85878,
                        2-93126, and 2-70685.
        25              Not Applicable.
        28              1997 Proxy Statement
        29              Not Applicable.

    (1) Filed as like numbered exhibits to Registration Statement, Form S-18, File Number 33-20687, effective
        April 21, 1981, incorporated by reference.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION


BY:  /s/Alan C. Bashforth
        ---------------------------------
 Alan C. Bashforth, President, CEO

DATED:  March 31, 1998
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature               Title                          Date
        ---------               -----                          ----

BY: /s/ Lyndon A. Keele         Chairman of the Board of       March 31, 1997
        ---------------------   Directors                      --------------
        Lyndon A. Keele


BY:     /s/ Alan C. Bashforth   President, CEO and Director    March 31, 1997
        ---------------------   since Nov. 7, 1996             --------------
        Alan C. Bashforth


BY:     /s/ Joy C. Hartman      Exec. Vice President, CFO,     March 31, 1997
        ---------------------   Treasurer, Secretary and       --------------
        Joy C. Hartman          Director

                        SCIENCE DYNAMICS CORPORATION
                               ------------

               Index to Consolidated Financial Statements


  Report of Independent Accountants dated Feb 25, 1998..............Page 20

  Consolidated Balance Sheets as of December 31, 1997 and 1996......Page 21

  Consolidated Statements of Operations, three years ended
  December 31, 1997.................................................Page 22

  Consolidated Statements of Changes in Shareholders' Equity,
  three years ended December 31, 1997...............................Page 23

  Consolidated Statements of Cash Flows, three years ended
  December 31, 1997.................................................Page 24

  Notes to Consolidated Financial Statements........................Page 25-32

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Science Dynamics Corporation

We have audited the accompanying consolidated balance sheets of Science Dynamics Corporation and Subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Science Dynamics Corporation and Subsidiary as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                   Peter C. Cosmas Co., CPA's


400 Madison Avenue
New York, N. Y. 10017
February 25, 1998


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1997 AND 1996
                                                     DECEMBER 31,
                                                  1997            1996
                                                  ----            ----
                       ASSETS

Current assets:
 Cash and cash equivalents                     $    21,181      $   830,229
   Accounts receivable - trade                     613,916           87,726
                       - other                          -           200,000
   Inventories                                     322,530          581,277
   Other current assets                             52,200           42,095
                                               -----------      -----------
      Total current assets                       1,009,827        1,741,327
                                               -----------      -----------

Property and equipment, net                        220,060          208,376
Software development costs, net of
 accumulated amortization of $277,992
 in 1997 and $173,745 in 1996                      243,243          347,489
Deferred income taxes                              308,000          308,000
Intellectual Property, net of accumulated        1,200,000        1,500,000
 amortization of 300,000 in 1997
 and -0- in 1996
Other assets                                        39,239           41,294
                                               -----------      -----------
   Total assets                                $ 3,020,369      $ 4,146,486
                                               ===========      ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $   289,188      $   372,913
   Accrued expenses, principally
      payroll related                               87,046          184,702
                                               -----------      -----------
      Total current liabilities                    376,234          557,615

Long term debt:
 Long term debt payable                                  -          500,000
                                               -----------      -----------
  Total liabilities                                376,234        1,057,615

Commitments:

Shareholders' equity -
 Common stock - .01 par value,
 25,000,000 shares authorized,
 in 1997 and 1996 respectively 14,661,449 and
 12,055,861 issued, 14,535,649 and 11,930,061
  outstanding in 1997 and 1996 respectively        146,614          120,558
 Additional paid-in capital                     10,166,429        9,615,191
(Deficit)                                       (7,271,075)      (6,249,045)
                                               -----------      -----------
                                                 3,041,968        3,486,704
 Common stock held in treasury,
  at cost                                         (397,833)        (397,833)
                                               -----------      -----------
 Total shareholders' equity                      2,644,135        3,088,871
                                               -----------      -----------

 Total liabilities and shareholders' Equity    $ 3,020,369      $ 4,146,486
                                               ===========      ===========

               The accompanying notes are an integral part of
                  these consolidated financial statements.

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997           1996           1995
                                                   ----           ----           ----

NET SALES                                      $ 4,393,552   $ 5,562,272    $ 6,722,592

Operating costs and expenses:

   Cost of sales                                 1,969,837     3,555,984      3,712,683
   Inventory obsolescence write off                      -       449,062              -
   Research and development                      1,293,608       934,260        984,567
   Selling, general
     and administrative                          2,138,408     2,164,784      2,891,487
                                               -----------    ----------    -----------

                                                 5,401,853     7,104,090      7,588,737
                                               -----------    ----------    -----------

Operating (loss)                                (1,008,301)   (1,541,818)      (866,145)

Other income (expenses):
 Interest and other
  investment income                                 15,673        12,441             -
 Interest expense                                  (29,402)      (88,970)       (68,811)
                                               -----------    ----------    -----------


Net (loss)                                     $(1,022,030)  $(1,618,347)   $  (934,956)
                                               ============  ============   ============

Net (loss) per common share                    $     (0.08)  $     (0.18)   $     (0.16)


                  The accompanying notes are an integral part of
                     these consolidated financial statements.


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                             1997             1996            1995
                                             ----             ----            ----

Cash flows from operating
activities:
 Net (loss)                             $ (1,022,030)    $ (1,618,347)   $ (934,956)
                                        ------------     ------------    ----------
Adjustments to reconcile
 net (loss) to net cash
 (used for) operating activities:
  Depreciation                                68,573           59,041       102,287
  Amortization of
  capitalized software                       104,246          171,456       148,114
  Amortization of
  intellectual property                      300,000                -             -
  Other non-cash expense                      29,402                -             -
Changes in operating assets
and liabilities:
 (Increase) decrease in:
 Accounts receivable                        (526,190)         395,916       182,803
  Other Receivables                          200,000                -             -
  Inventories                                258,747          645,319       (90,862)
  Other current assets                       (10,105)         144,721      (128,938)
  Other assets                                 2,055           (2,238)      (12,566)
  (Decrease) in:
  Accounts payable and
  accrued expenses                          (133,489)        (383,248)     (536,162)
                                        ------------     ------------    ----------
Total adjustments                            293,239        1,030,967      (335,324)
 Net cash (used for)
 operating activities:                      (728,791)        (587,380)   (1,270,280)
                                        ------------     ------------    ----------
Cash flows from investing
 activities:
 Capitalized software                              -                -       (83,219)
 Purchase of property and
  equipment - net                            (80,257)         (24,379)     (225,247)
                                        ------------     ------------    ----------
  Net cash (used) in
   investing activities                      (80,257)         (24,379)     (308,466)
                                        ------------     ------------    ----------
Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                                    -          455,873      (290,300)
 Issuance of common stock
  and warrants                                     -          963,489     1,889,410
                                        ------------     ------------    ----------
   Net cash provided
   by financing activities                         -        1,419,362     1,599,110
                                        ------------     ------------    ----------

Net increase (decrease) in
 cash and cash equivalents                  (809,048)         807,603        20,364

Cash and cash equivalents -
 beginning of period                         830,229           22,626         2,262
                                        ------------     ------------    ----------

Cash and cash equivalents -
 end of period                          $     21,181     $    830,229    $   22,626
                                        ============     ============    ==========

                    The accompanying notes are an integral part of these
                            consolidated financial statements.

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                         SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                     Common Stock          Additional      Retained
                                     ------------             Paid-In       Earnings
                                 Shares         Amount        Capital      (Deficit)      Shares      Amount
                                 ------         ------        -------      ---------      ------      ------

Balance
 December
 31, 1994                       $ 4,443,274  $   44,433    $ 5,102,544  $ (3,695,742)    125,800    $ 397,833

Common stock
 issued                           3,605,504      36,055      1,853,355             -           -            -

Net loss                                  -           -              -      (934,956)          -            -
                                -----------  ----------    -----------  ------------     -------    ---------
Balance
 December
 31, 1995                         8,048,778      80,488      6,955,899    (4,630,698)    125,800      397,833

Issuance of common
stock and warrants                2,047,083      20,470        943,019             -           -            -

Issuance of common
stock for acquisition of
intellectual  property            1,500,000      15,000      1,485,000             -           -            -

Issuance of common
stock to pay note
payable to investment
company                             460,000       4,600        231,273             -           -            -

Net loss                                  -           -              -    (1,618,347)          -            -
                                -----------  ----------    -----------  ------------     -------    ---------

Balance
 December
 31, 1996                        12,055,861     120,558      9,615,191    (6,249,045)    125,800      397,833

Issuance of common
stock to pay long term
debt and related interest         2,605,588      26,056        551,238             -           -            -

Net loss                                  -           -              -    (1,022,030)          -            -

                                -----------  ----------    -----------  ------------     -------    ---------
Balance
 December
 31, 1997                        14,661,449  $  146,614    $10,166,429  $ (7,271,075)    125,800    $ 397,833


   The Company issued 2,047,083 and 3,605,504 shares of its common stock in 1996 and 1995 respectively.
   Proceeds to the Company totaled $963,489 and $1,889,410 net of expenses associated with the offering in 1996 and 1995 respectively.  The proceeds were used to improve the Company's cash condition and to fund its operating deficit.

                    The accompanying notes are an integral part of
                       these consolidated financial statements.

               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Summary of Significant Accounting Policies:

    a)  Principles of Consolidation:

        The consolidated financial statements include the Company's wholly-owned subsidiary. All intercompany transactions have been eliminated in consolidation.

    b) Organization and Description of Business:

        The Company, which was incorporated in May, 1973 and commenced operations in July 1977, is engaged in the design, development, integration and marketing of advanced telecommunications products and
        applications.   All the Company's operations are considered to be in
        one industry.

    c)  Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

    d)  Inventories:

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

    e)  Property and Equipment:

        Property and equipment are stated at cost. Depreciation of property and equipment is computed generally using the straight-line method based on estimated useful lives of five years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the life of the related lease or their estimated useful lives, whichever is shorter, using the straight-line method. Costs of major additions and betterment's are capitalized; maintenance and repairs which do not improve or extend the life of respective assets are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost of the property and the related accumulated depreciation is removed from the respective accounts and any resulting gains or losses are reflected in income.

    f)  Cash and Cash Equivalents:

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
        The Company did not pay income taxes in 1997, 1996 and 1995. Cash paid for interest was $68,811 in 1995, 88,970 in 1996 and $ 0 in 1997.

               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    g)  Software Development Costs:

        Software development costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. As of December 31, 1997, capitalized software development costs, net of amortization were $243,243. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. Currently the Company is using an estimated economic life of five years for all capitalized software costs. The amount of software development costs capitalized was $ 0 in 1997 and 1996 and $83,219 in 1995. The amortization was $104,246 in 1997, $171,456 in 1996, and $148,114 in 1995.

    h) Income Taxes:

       The Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS 109) in 1992. Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (credit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.
       Prior years' financial statements have not been restated for the accounting change (see Note 6).

    i) Revenue Recognition:

       Sales and related cost of sales are recognized upon shipment.

    j) Impairment of Long-Lived Assets:

       Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. SFAS No. 121 requires the Company to review the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

       In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets' carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. Such adoption did not have a material effect on the Company's consolidated financial position or results of operations.

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    k) Fair Value Disclosures:
       The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

    l) Stock Options:

       The Company accounts for its stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards
       (SFAS) No. 123, Accounting for Stock-Based Compensation. Had the Company determined Compensation Cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial.

   m) Effect of New Accounting Pronouncements:

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to comply with the requirements of SFAS No. 130 for the year ending December 31, 1998. SFAS No. 131 establishes revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. It requires entities to report segment information in quarterly reports issued to shareholders. The Company will be required to comply with the requirements of SFAS No. 131 for the year ending December 31, 1998. The Company believes that the implementation of these statements will not have a significant impact on the nature of information disclosed in the financial statements.

2)  Accounts Receivable:

    The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1997 and 1996.

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3)  Inventories:

    Inventories consist of the following:

                                           1997                 1996
                                           ----                 ----

 Raw materials                        $  88,242        $     156,012
 Work in process                         61,999               36,438
 Finished goods                         172,289              388,827
                                        -------              -------

 Totals                                $322,530        $     581,277

4)  Property and Equipment:

    A summary of the major components of property and equipment is as follows:

                                              1997                 1996
                                              ----                 ----

    Computers, fixtures and equipment  $ 1,256,652          $ 1,229,210

    Leasehold improvements                       -                1,245
                                         ---------            ---------
                                         1,256,652            1,230,455

    Less accumulated depreciation and
    amortization                        (1,036,592)          (1,022,079)

    Totals                             $   220,060          $   208,376


5)  Long - Term Debt:

    The $500,000 15% secured convertible note, along with accrued interest of $77,294, was converted into 2,605,588 restricted shares of the Company's Common Stock.

6)  Income Taxes:

    In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality.
    In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized in the accompanying balance sheet at December 31, 1997 and 1996 is $308,000.

    At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 1997 and 1996 operations has been reduced in its entirety by the valuation allowance. However, the Company believes it is more likely than not that it will realize the net deferred tax asset based upon the Company's future profitability and therefore not necessary to reduce the deferred tax asset of $308,000 that resulted from the 1992 operations.

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As a result of the operating losses for the years ended December 31, 1990 and 1992 - 1997 the Company has available to offset future taxable income a net operating loss of $8,361,058 expiring 2005 - 2012. In addition, research credits expiring 2005 - 2012 are available to offset future taxes.

    The components of the provision (credit) for income taxes from continuing operations is as follows:

                                        1997          1996          1995
                                        ----          ----          ----
    Deferred
           Federal                   $     -       $     -       $     -
    Current
           Federal                         -             -             -
           State                           -             -             -
                                     -------       -------       -------
                                     $     -       $     -       $     -
                                     -------       -------       -------

    Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations are as follows:
                                        1997          1996          1995
                                        ----          ----          ----

    Federal statutory rate         $(347,490)    $(550,238)    $(317,885)
    Research tax credits                   -             -             -
    Tax benefit not provided due
          to valuation allowance     347,490       550,238       317,885
    Surtax exemptions, net                 -             -             -
    Other                                  -             -             -
                                     -------       -------       -------
                                     $     -       $     -       $     -
                                     -------       -------       -------

     Components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                      1997            1996
    Deferred tax assets:
        Tax benefits related to net  operating
        loss carryforwards and  research
                tax credits                     $2,792,281      $2,444,791
                                                ----------      ----------
    Total deferred tax assets                    2,792,281       2,444,791
    Valuation allowance for
             deferred tax assets                 2,484,281       2,136,791
                                                ----------      ----------
    Net deferred tax assets                     $  308,000       $ 308,000

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7)  COMMITMENTS

    a) Leases

       The company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.
       Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 1997 are as follows:

                                       1998                $   211,116
                                       1999                    195,093
                                       2000                    191,941
                                       2001                    195,295
                                       2002                    197,760
                                 After 2002                    461,440
                                                               -------
               Total minimum lease payments                 $1,452,645
                                                            ----------

       Rent expense for the years ended December 31, 1997, 1996 and 1995 was $197,769, $190,365 and $181,899 respectively.

    b) Employment Agreements:

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

8)  Intangible Assets:

    On November 7, 1996, the Company acquired "Intellectual Property", issuing
    1,500,000 shares of its common stock.   Based on technical reviews of the
    property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company began amortizing the property on January 1, 1997 over a period of five years. The amortization for 1997 amounted to $300,000.

    Subsequent to the transaction on November 7, 1996 the seller's President Alan C. Bashforth became President and Chief Executive Officer at a management fee of $160,000 per year. In addition, there are warrants to be earned over the next five years on a formula based on profits.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9)  Stock Options and Warrants:

    On April 27, 1992, the shareholders approved the adoption of a successor Incentive Stock Option Plan encompassing 200,000 shares, excluding 90,950 that had not been subject to grants under the initial Plan. To date, net option grants with respect to 184,500 have been awarded, with 299,075 shares remaining available for future awards.

    During 1997 a total of 62,000 shares were awarded, sixteen individuals participated in the Plan as a result of grant of options awarded. The share price of options on award ranged from $0.81 to $0.88 utilizing the market price of shares on date of award. To date, 78,425 shares have been exercised. No options have been awarded nor can be awarded at less than market value at the time of grant.

    As allowed by FASB 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" (APB25) in accounting for its stock option plans. Under APB 25, the Company does not recognize compensation expense on the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

    As required by FASB 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of FASB 123. An option pricing model similar to the Black-Scholes was used with the following weighted average assumptions used for grants in the year 1997 and 1996, respectively: expected volatility of 80 percent; risk free interest rate of 6% and 5.5% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material. These pro-forma calculations only include the effects of 1996 and 1997 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

    Warrants to acquire 270,000 shares are exercisable at $0.78. In addition, there are warrants to acquire 2,000,000 shares exercisable through April 30, 2002 at an exercise price based on 50% of the market value of the Company's stock on the day preceding the exercise date, but in no event to exceed an exercise price of $1.00 per share.

10) Major Customers:

    During 1997, three customers and their operating subsidiaries accounted for 88.7%, 4.3% and 3% of total sales. During 1996, three customers and their operating subsidiaries accounted for 84.3%, 9.7% and 3% of total sales. During 1995, three customers and their operating subsidiaries accounted for 54.5%, 19.4& and 12.3% of total shares.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11) Earnings (Loss) Per Share:

    In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 128.
    "Earnings Per Share" applicable for financial statements issued for periods ending after December 15, 1997. As required the Company adopted "SFAS" No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation. The potential common stock that was excluded from the calculation because it was antidilutive amounted to 1,000,000 shares.

    The weighted average number of shares used to compute basic earnings
    (loss) per share was 13,590,656 in 1997, 8,937,044 in 1996 and 5,756,183
    in 1995.