Form 10QSB
period 1998-03-31
SCIENCE DYNAMICS CORP
filed 1998-05-05
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
March 31, 1998


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


         03/31/98    14,535,649 shares of common stock were outstanding.

         S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

  Consolidated Balance sheets as of March 31, 1998 unaudited            1
  and December 31, 1997 (audited)

  Consolidated Statements of Operations for three months                2
  ended March 31, 1998 (unaudited) and three months ended March 31, 1997 (unaudited)

  Consolidated Statements of Cash Flows for three months                3
  ended March 31, 1998 (unaudited) and three months ended March 31, 1997 (unaudited)

  Consolidated Statements of Shareholders' Equity for the               4
  year ended December 31, 1997 (audited) and the three months ended March 31, 1998 (unaudited)

 Item 2. Management's Discussion and Analysis of Financial Condition    5 - 9
  and Results of Operations


PART II. OTHER INFORMATION

 Item 1. Legal Proceeding                                               9

 Item 2. Changes in Securities                                          9

 Item 3. Defaults upon Senior Securities                                9

 Item 4. Submission of Matters to Vote of Security Holders              10

 Item 5. Other Information                                              10

 Item 6. Exhibits                                                       10

 Item 7. Signatures                                                     10

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

                             ASSETS
                                                 March 31,     December 31,
                                                    1998           1997
                                                 Unaudited       Audited
                                                 ---------       -------
Current assets:
   Cash and cash equivalents                   $    49,924    $    21,181
   Accounts receivable - trade                     832,690        613,916
                                                         -              -
   Inventories                                     351,306        322,530
   Other current assets                             47,096         52,200
                                               -----------    -----------
      Total current assets                       1,281,016      1,009,827
                                               -----------    -----------
Property and equipment, net                        248,440        220,060
Software development costs, net of
 accumulated amortization of $304,053
 in 1998 and $277,992 in 1997                      217,181        243,243
Deferred income taxes                              308,000        308,000
Intellectual Property, net of accumulated
 amortization of $375,000 in 1998 and
 $300,000 in 1997                                1,125,000      1,200,000
Other assets                                        44,436         39,239
                                               -----------    -----------
      Total assets                             $ 3,224,073    $ 3,020,369
                                               ===========    ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $   396,942    $   289,188
   Accrued expenses, principally
          payroll related                          108,450         87,046
                                               -----------    -----------
      Total current liabilities                    505,392        376,234

Commitments:

Shareholders' equity -
   Common stock - .01 par value,
    25,000,000 shares authorized, 14,661,449
    issued, 14,535,649 outstanding in
    1998 and 1997 respectively                     146,614        146,614
   Additional paid-in capital                   10,166,429     10,166,429
  (Deficit)                                     (7,196,529)    (7,271,075)
                                               -----------    -----------
                                                 3,116,514      3,041,968
   Common stock held in treasury,
    at cost                                       (397,833)      (397,833)
                                               -----------    -----------
   Total shareholders' equity                    2,718,681      2,644,135
                                               -----------    -----------
   Total liabilities and shareholders'
    equity                                     $ 3,224,073    $ 3,020,369
                                               ===========    ===========

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Continued):

                                               Three Months Ended March 31,
                                                       1998           1997
                                                       ----          -----
 NET SALES                                      $ 1,572,707    $ 1,116,480
                                                -----------    -----------

Operating costs and expenses:

      Cost of sales                                 602,342        523,686
      Research and development                      288,062        197,187
      Selling, general
          and administrative                        607,757        586,720
                                                -----------    -----------

                                                  1,498,161      1,307,593
                                                -----------    -----------

Operating Income                                     74,546       (191,113)

Other income (expenses):
   Interest and other
    investment income                                     -          3,994
   Interest expense                                       -        (22,110)
                                                -----------    -----------

Income (Loss) before taxes                           74,546       (209,229)

Provision for Income Taxes                                -              -

Net Income (Loss)                               $    74,546    $  (209,229)
                                                ===========    ===========

Net Income (Loss) per common share              $      0.01    $     (0.02)
                                                ===========    ===========

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Continued):

                                                Three Months Ended March 31,

                                                       1998           1997
                                                       ----           ----
Cash flows from operating
 activities:
   Net Income                                   $    74,546    $  (209,229)
                                                -----------    -----------
Adjustments to reconcile
 net income (loss) to net cash
 (used for) operating activities:
   Depreciation                                      15,097         15,873
   Amortization of capitalized software              26,062         26,061
   Amortization of intellectual property             75,000         75,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                            (218,774)       (55,113)
    Inventories                                     (28,776)       (60,583)
    Other current assets                              5,104          6,544
    Other assets                                     (5,197)             -
 Increase (Decrease) in:
    Accounts payable and accrued expenses           129,158         667,518
    Interest Payable                                      -          70,002
                                                 ----------     -----------
Total adjustments                                    (2,326)        745,302

     Net cash provided by
      operating activities:                          72,220         536,073
                                                 ----------     -----------

Cash flows from investing activities:
   Capitalized software                                   -               -
   Purchase of property and equipment - net         (43,477)         (9,536)
                                                 ----------     -----------
     Net cash (used)
      in investing activities:                      (43,477)         (9,536)
                                                 ----------     -----------
Cash flows from financing activities:
Increase (decrease) in
   Issuance of common stock and warrants                  -               -
                                                 ----------     -----------

     Net cash provided by financing activities            -               -
                                                 ----------     -----------
Net increase (decrease) in
   cash and cash equivalents                         28,743         526,537

Cash and cash equivalents -
   beginning of period                               21,181         830,229
                                                 ----------     -----------

Cash and cash equivalents -
   end of period                                 $   49,924    $  1,356,766
                                                 ==========     ===========

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                        THREE MONTHS ENDED MARCH 31, 1998

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):
                                     Common Stock          Additional      Retained
                                     ------------             Paid-In       Earnings
                                 Shares         Amount        Capital      (Deficit)      Shares      Amount
                                 ------         ------        -------      ---------      ------      ------
Balance
 December
 31, 1996                      12,055,861      120,558      9,615,191    (6,249,045)     125,800     397,833

Issuance of common
stock to pay long term
debt and related interest       2,605,588       26,056        551,238             -            -           -

Net loss                                -            -              -    (1,022,030)           -           -
                               ----------    ---------   ------------   -----------      -------   ---------

Balance
 December
 31, 1997                      14,661,449      146,614     10,166,429    (7,271,075)     125,800     397,833
                               ----------    ---------   ------------   -----------      -------   ---------

Net Income                              -            -              -        74,546            -           -
                               ----------    ---------   ------------   -----------      -------   ---------

Balance
 March
 31, 1998                      14,661,449    $ 146,614   $ 10,166,429   $(7,196,529)     125,800   $ 397,833
                               ----------    ---------   ------------   -----------      -------   ---------

       The Company issued 2,605,588 shares of its common stock in 1997.  Shares issued in 1997 were used to satisfy the Company's long-term debt and related interest.

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

PART I
Item 1. (continued)

        Basis of Presentation
        ---------------------

        The financial statements included in the Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations.

        The financial statements presented herein, as of March 31, 1998 reflect, in the opinion of management, all adjustments necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

        Income per share
        ----------------

        Income [loss] per share is based on the weighted average number of common shares outstanding for the periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998.

        Business Overview
        -----------------

        Science Dynamics Corporation designs, develops and markets a variety of Telecommunication systems, including intelligent call processing platforms which provide telecommunications service capabilities to the public switched telephone network. These platforms are sophisticated software based systems that satisfy a wide range of computer telephony integration applications.

        Science Dynamics has targeted two addressable markets with the Integrator C-2000 product ranges and the VFX-250 products. The Integrator C-2300 was on display at CeBit 1998 in Hannover, Germany during the first quarter. The VFX-250 products were introduced in fiscal year 1997.

        The Integrator C-2000 series is well positioned to meet the needs of the IP Telephony market. These systems are currently under development and furnish service providers with a cost-effective method of supplying voice and fax over Intranet, Internet and Extranet.

        The VFX-250 products have proven their success in a new market, which bridges the markets of Videoconferencing and Frame Relay. The Company shipped the first 100 units of the VFX-250S to ACT Networks, Inc. in the first quarter.

        Currently in development are new software modules for the Integrator platform. These include a Speech Recognition module, and an Alarm Processor. The Voice over IP development is progressing with field trials in progress. Additional projects include a new release of the CIMS (Centralized Intercept Management System). CIMS was developed several years ago under MS-DOS as a replacement for the CIDBAS product sold in the 1980's. The new release, called CIMS II will be a Windows NT product based on the Integrator platform technology. The VFX250 products are undergoing enhancements that will provide greater flexibility and configuration options.

        There are additional contracts currently under negotiation, which we believe will be consummated in the near future. The VFX products are expected to provide a base of revenue throughout 1998 and in future years.

        The telecommunications industry is rapidly changing to provide a variety of services, such as voice, video and data, converged into an analogous network. Management believes that the Company can capitalize on these changes in the industry by providing technological solutions that integrate with the existing infrastructure and enable companies to offer these various services.

        Through the development of innovative software-based products and solutions the Company intends to further its market acceptance of the Company's offerings and continue to take advantage of the expanding industry.

        Results of Operations
        ---------------------

        The following table summarizes the condensed results of operations during the first quarter of 1998 compared to the corresponding quarter of 1997 (unaudited).

        Three Months ended March 31, 1998 compared to the Three Months ended March 31, 1997 (unaudited).


                                        For the Quarter Ended March 31,
                                                   1998            1997
                                                   ----            ----
         Sales                               $1,572,707      $1,116,480
         Net Income (Loss)                      $74,546       $(209,229)
         Net Income (Loss) Per Share              $0.01           $(.02)

 Three Months ended March 31, 1998 compared to the Three Months ended March 31, 1997 (unaudited). (Continued)

                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1998        1997         1998      1997
                                     ----        ----         ----      ----

Cost of Goods Sold               $602,342    $523,686         38.3%     46.9%

Research & Development            288,062     197,187         18.3%     17.7%

Selling, General & Admin          607,757     586,720         38.6%     52.5%

Total Operating Costs
and Expenses                   $1,498,161  $1,307,593         95.2%    117.1%


        Sales revenues for the quarter ended March 31, 1998 were $1,572,707 as compared to $1,116,480 in the corresponding quarter of 1997 which represents an increase of 40.9%. This increase is attributable to the increased sales efforts of the internal sales force in both the U.S. office, primarily with the sales of the Commander II and the international office with the VFX product lines.


        Cost of Goods Sold as a percentage of sales revenue for the three months ended March 31, 1998 was 38.3% as compared to 46.9% for the three months ended March 31, 1997. The increase of $78,656 in the cost of goods sold in absolute dollars is a result of the increase in sales revenue for the first quarter of 1998. This change is attributable to the change of product offerings and enhancements and by establishing alliances with a limited number of quality OEM vendors resulting in maximization of purchasing power. Gross profit increased $377,571 in absolute dollars for the first quarter of 1998 and as a percentage 61.7% for the three months ended 1998, as compared to 53.1% for the three months ended 1997, due to the increase in sales revenue.


        Research and Development costs increased to $288,062 for the first quarter of 1998 as compared to $197,187 in the first quarter of 1997. As the Company modified its method of operations, the activities of personnel with adeptness were diverted into research and development contributing to the increase in the first quarter of 1998. Independent subcontractors are also being utilized in the areas of research and development, to enhance the Company's market position. The Company believes that research and development is critical in achieving a competitive position and expects to continue to expend funds, as necessary, in this area.

        Selling, General & Administrative expenses increased $21,037 for the three months ended March 31, 1998, over the same period in 1997, an increase of 3.5%. This increase is attributed to the opening of the international office to market and sell products globally offset by the cost reduction measurers implemented in the U.S. by management.

        Total Operating Costs and Expenses were $1,498,161 for the three months ended March 31, 1998 as compared to $1,307,593 for the three months ended 1997. The increase was a result of the costs associated with the growth in sales revenue.

        No provision for income tax was recorded for the quarter ended
        March 31, 1998. As a result of the operating losses for the years ended December 31, 1990 and 1992 - 1997 the Company has available to offset future taxable income a net operating loss of $8,361,058 expiring 2005 - 2012. In addition, research credits expiring
        2005 - 2012 are available to offset future taxes.

        Management believes that the strategic transformation to a software development and integration company has enhanced its probability of success in achieving established objectives. The Company plans to focus resources, people, time and capital, into product initiatives that yield the greatest return.


        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        During the first quarter of 1998, the Company generated cash from internal operations to satisfy its working capital requirements. As of March 31, 1998, the Company's working capital amounted to $775,624 compared to $633,593 at December 31, 1997. The working capital ratio of the Company was approximately 2.5 to 1 as of March 31, 1998 compared to 2.7 to 1 at December 31, 1997.

        Net cash provided by operating activities was $72,220 compared to cash provided for operating activities of $536,073 in the first three months of 1997. Accounts receivable increased $218,774 and inventory increased $28,776, with accounts payable and accrued expenses increasing $129,158. These increases were attributable to the increase in sales and the purchase of materials to fill these orders, respectively.

        Net cash used in investing activities increased to $43,477 in March 31, 1998, compared to $9,536 in the corresponding period of 1997. The Company's higher quarterly 1998 capital expenditures resulted from the acquisition of development and test equipment to facilitate its aggressive development efforts and equipment necessary to furnish the international sales and marketing facility.

        The Company continually monitors and adjusts expense levels to support the revenue stream. The Company believes that its existing working capital and funds anticipated to be derived from operations will satisfy the Company's projected working capital and capital expenditure requirements through December 31, 1998.

        Management believes that the telecommunications industry will experience significant technological advances to improve the quality of service and reduce costs. The Company is poised to meet these challenges by continuing to employ new technologies when they become available, diversifying its product offerings and by constantly enhancing its software applications.

        The Company will continue to seek growth opportunities by investigating other businesses and ventures that relate to its present activities for potential business combinations. As of March 31, 1998, the Company had not entered into a firm commitment for any such transactions.
        In the event a complementary candidate is identified, the Company may need to seek additional financing through some form of debt or equity arrangement.

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

DATED:  May 5, 1998
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                Title                        Date
      ---------                -----                        ----

BY:   /s/ Alan C. Bashforth    President, CEO and Director  May 5, 1998
      ---------------------
      Alan C. Bashforth


BY:   /s/ Joy C. Hartman       Exec. Vice President, CFO    May 5, 1998
      ---------------------    Treasurer, Secretary and
      Joy C. Hartman           Director