Form 10QSB
period 1998-06-30
SCIENCE DYNAMICS CORP
filed 1998-08-10
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 1998
                                -------------

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


         06/30/98    14,535,649 shares of common stock were outstanding.

         S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and December 31, 1997 (audited)                                1

         Consolidated Statements of Income (loss) for six months and three months ended June 30, 1998 (unaudited) and six months
         and three months ended June 30, 1997 (unaudited)               2

         Consolidated Statements of Cash Flows for six months and
         three months ended June 30, 1998 (unaudited) and six months
         and three months ended June 30, 1997 (unaudited)               3

         Consolidated Statements of Shareholders' Equity for the
         year ended December 31, 1997 (audited) and the six months
         ending June 30, 1998 (unaudited)                               4

         Notes to Consolidated Financial Statements                     5 - 6

 Item 2. Management's Discussion and Analysis of Financial Condition    6 - 11
  and Results of Operations


PART II. OTHER INFORMATION

 Item 1. Legal Proceeding                                               12

 Item 2. Changes in Securities                                          12

 Item 3. Defaults upon Senior Securities                                12

 Item 4. Submission of Matters to Vote of Security Holders              12

 Item 5. Other Information                                              12

 Item 6. Exhibits and Reports                                           12

 Item 7. Signatures                                                     13

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

                             ASSETS
                                                June 30       December 31,
                                                  1998            1997
                                               Unaudited        Audited
                                               ---------        -------
Current assets:
   Cash and cash equivalents                  $   23,842    $    21,181
   Accounts receivable - trade                   400,500        613,916
   Inventories                                   553,199        322,530
   Other current assets                           29,254         52,200
                                              ----------    -----------
      Total current assets                     1,006,795      1,009,827
                                              ----------    -----------
Property and equipment, net                      262,342        220,060
Software development costs, net of
 accumulated amortization of $330,115
 in 1998 and $277,992 in 1997                    191,119        243,243
Deferred income taxes                            308,000        308,000
Intangible Assets, net of accumulated
 amortization of $450,000 in 1998 and
 $300,000 in 1997.                             1,050,000      1,200,000
Other assets                                      44,936         39,239
                                              ----------    -----------
      Total assets                            $2,863,192    $ 3,020,369
                                              ==========    ===========


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  569,670    $   289,188
   Accrued expenses, principally
          payroll related                         77,346         87,046
                                              ----------    -----------
      Total current liabilities                  647,016        376,234
                                              ----------    -----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
    45,000,000 shares authorized,
    14,661,449 issued and
    14,535,649 outstanding
      in 1998 and 1997 respectively.             146,614        146,614
   Additional paid-in capital                 10,166,429     10,166,429
   Retained earnings (deficit)                (7,699,034)    (7,271,075)
                                              ----------    -----------
                                               2,614,009      3,041,968
   Common stock held in treasury,
    at cost                                     (397,833)      (397,833)
                                              ----------    -----------
   Total shareholders' equity                  2,216,176      2,644,135
                                              ----------    -----------
   Total liabilities and shareholders'
    equity                                    $2,863,192    $ 3,020,369
                                              ==========    ===========

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Continued):
                                            Six Months Ended June 30,     Three Months Ended June 30,

                                               1998           1997             1998          1997
                                               ----           ----             ----          ----
 NET SALES                                 $ 2,325,306    $ 2,818,512      $   752,599    $ 1,702,032
                                           -----------    -----------      -----------    -----------

Operating costs and expenses:

      Cost of sales                            897,643      1,323,038          295,301        799,352
      Research and development                 613,128        404,394          325,066        207,207
      Selling, general
          and administrative                 1,242,494      1,189,992          634,737        603,273
                                           -----------    -----------      -----------    -----------

                                             2,753,265      2,917,424        1,255,104      1,609,832
                                           -----------    -----------      -----------    -----------

Operating income (loss)                       (427,959)       (98,912)        (502,505)        92,200


Other income (expenses):
   Interest and other
    investment income                                -         11,774                -          7,780
   Interest expense                                  -        (29,401)               -         (7,292)
                                           -----------    -----------      -----------    -----------


Net Income (Loss)                          $  (427,959)   $  (116,539)     $  (502,505)   $    92,689
                                           ===========    ===========      ===========    ===========


Net Income (Loss) per common share         $     (0.03)   $     (0.01)     $     (0.03)   $      0.01
                                           ===========    ===========      ===========    ===========

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Continued):
                                            Six Months Ended June 30,     Three Months Ended June 30,

                                               1998           1997             1998          1997
                                               ----           ----             ----          ----

Cash flows from operating
 activities:
   Net income (loss)                       $  (427,959)   $  (116,539)     $ (502,505)   $   942,689
                                           -----------    -----------      ----------    -----------

Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
   Depreciation                                 32,597 	       31,421          17,500         15,548
   Amortization of
    capitalized software                        52,123         52,123          26,061         26,062
   Amortization of
     Intangible assets                         150,000        150,000          75,000         75,000
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable                        213,416       (503,032)        432,190       (447,919)
    Inventories                               (230,669)       125,055        (201,893)       185,638
    Other current assets                        22,946         16,628          17,842         10,084
    Other assets                                (5,697)             -            (500)             -
   Increase (decrease) in:
     Accounts payable and
        accrued expenses                      270,782         (68,954)        141,625       (806,473)
                                           -----------    -----------      ----------    -----------

Total adjustments                             505,498        (196,759)        507,825       (942,060)
                                           -----------    -----------      ----------    -----------

 Net cash provided by
  (used for) operating
  activities                                   77,539        (313,298)          5,320       (849,371)
                                           -----------    -----------      ----------    -----------

Cash flows from investing
 activities:
 Purchase of property and
    equipment - net                           (74,878)        (11,723)        (31,402)        (2,187)
                                           -----------    -----------      ----------    -----------
   Net cash (used) in
    investing activities                      (74,878)        (11,723)        (31,402)        (2,187)
                                           -----------    -----------      ----------    -----------

Cash flows from financing
 activities:
 Increase (decrease) in
  notes payable                                     -               -               -              -

 Issuance of common stock
  and warrants                                      -               -               -              -
                                           -----------    -----------      ----------    -----------
   Net cash (used in) provided
    by financing activities                         -               -               -              -
                                           -----------    -----------      ----------    -----------
Net increase (decrease) in
 cash and cash equivalents                      2,661        (325,021)        (26,082)      (851,558)

Cash and cash equivalents -
 beginning of period                           21,181         830,229          49,924      1,356,766
                                           -----------    -----------      ----------    -----------

Cash and cash equivalents -
 end of period                           $     23,842     $   505,208         $ 23,842    $  505,208
                                           ===========    ===========      ===========   ===========


                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                        SIX MONTHS ENDED JUNE 30, 1998

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):
                                     Common Stock           Additional
                                     ------------             Paid-In
                                 Shares         Amount        Capital      (Deficit)      Shares        Amount
                                 ------         ------        -------      ---------      ------        ------
Balance
 December
 31, 1996                       12,055,861    $ 120,558  $ 9,615,191     (6,249,045)       125,800     $397,833
                                ----------      -------    ---------      ---------        -------      -------

Issuance of common
stock to pay long term
debt and related interest        2,605,588       26,056      551,238              -              -            -

Net loss                                 -            -            -     (1,022,030)             -            -
                                ----------      -------    ---------      ---------        -------      -------
Balance
 December
 31, 1997                       14,661,449      146,614   10,166,429     (7,271,075)       125,800      397,833
                                ----------      -------    ---------      ---------        -------      -------

Net loss                                 -            -            -       (427,959)             -            -
                                ----------      -------    ---------      ---------        -------      -------

Balance
 June
 30, 1998                       14,661,449    $ 146,614  $10,166,429    $(7,699,034)       125,800     $397,833
                                ----------      -------    ---------      ---------        -------      -------

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

PART I
Item 1. (continued)

        Basis of Presentation
        ---------------------
        The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position, the results of operations and the cash flows for the periods presented.

        Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations.

        These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        Income per share
        ----------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods.
        Shares issuable upon exercise of common stock options and warrants are not included for the periods presented, as they would be anti-dilutive.

        New Accounting Pronouncements
        -----------------------------

        The Company adopted Statement of Financial Accounting Standards
        No. 128, "Earnings Per Share" ("SFAS No. 128") for the year ended December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented must be restated to conform to the provisions of SFAS No. 128. The Company has presented basic earnings per share. The basic earnings per common share would be the same as the net loss per share shown in the Statements of Operations included in Item 1 of Part I of this Quarterly Report on Form 10-QSB. As the computation of diluted earnings per common share would be anti-dilutive, the diluted earnings per common share would be the same as the basic income per common share.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires the disclosure of an amount that represents total comprehensive income and the components of comprehensive income in a financial statement. The adoption of SFAS No. 130 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS
        No. 131"). SFAS No. 131 establishes standards for determining an entity's operating segments and the type and level of financial information to be disclosed in both annual and interim financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The pronouncement is effective for periods beginning after December 15, 1997. The adoption of SFAS No. 131 required no additional disclosure for the Company and did not have a material effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998 AND FOR THE THREE MONTHS ENDED JUNE 30, 1998.

        Business Overview
        -----------------

        Science Dynamics Corporation designs, develops and markets a variety of Telecommunication products and applications, including intelligent call processing platforms which provide telecommunications service capabilities to the public switched telephone network. These platforms are sophisticated software based systems that satisfy a wide range of computer telephony integration applications.

        Two new reseller agreements were signed for the VFX 250S product during the latter part of the period with Memotec Communications, Inc. and AdvancedTech Communications, Inc. The VFX-250 product provides users of frame relay a cost-effective method of video conferencing over their existing network. The VFX-250 is capable of supporting any continuous data bit-stream traffic over a Frame Relay network.
        The system has been successfully tested with the Frame Relay product lines of manufacturers in this field, which should provide additional opportunities for this technology. The sales from these contracts are not reflected in the sales revenues for the current period. The Company estimates a three-month sales cycle measured from the time the product is demonstrated to their prospective customers, to the time orders are actually placed.

        A new version of the device has recently been developed incorporating a number of features requested by customers to increase flexibility and compatibility with existing frame relay networks. As additional contracts are obtained, management anticipates a continual roll out of the product improving the revenue stream as the current year progresses.

        The development effort on the Integrator C-2000 (tm) series has progressed markedly in the second quarter. The Integrator family of products provides Voice over IP capabilities such as IP-Telephony Gateways. The Integrator converts voice from circuit switched public networks and PBX devices to packetized data that can be transported over standard local or wide area networks. The system utilizes advanced compression technology to allow more efficient use of bandwidth for greater capacities and reduced costs over traditional telecom systems. Using an Integrator, call traffic can be transported over a private wide area network or the Internet to locations around the world bypassing the current costs of International or Inter Exchange carriers.

        Currently in development are new service modules for the Integrator C2000 VoIP family of products. The SS7 Interface will allow an Integrator Gateway to connect to Carrier networks as an End Office Gateway. The H323 Interface, which has been inaugurated into the platform, allows interoperability between Gateways of various vendors as well as desktop clients such as Microsoft(r) NetMeeting.

        Additional products in development are the AdminManager II, a totally new graphical user interface for the Commander II Windows NT Inmate Phone Control System. This new AdminManager will provide enhanced capabilities as well as exploit the real time features of the Commander II system.

        The Company continues its momentum in identifying specific opportunities for its innovative and robust technology that will expand our international presence in the rapidly evolving telecommunications industry.

        Year 2000 Technology
        --------------------

        The Company is in the process of evaluating any potential impact of the Year 2000 issue on the Company's computer systems. The Company is presently assembling a list and is analyzing its internally developed software, purchased software and hardware. The Company currently plans to complete its analysis by the end of 1998 and will make required modifications to any identified problem areas. At this time, management does not anticipate there will be any material effect on the Company's financial position or results of operation.

        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Six Months ended June 30, 1998 compared to the Six Months ended June 30, 1997 (unaudited).

                                        For the Six Months Ended June 30,
                                                   1998            1997
                                                   ----            ----
         Sales                               $2,325,306      $2,818,512
         Net Loss                              (427,959)       (116,539)
         Net Loss Per Share                      $(0.03)          $(.01)


                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1998        1997         1998      1997
                                     ----        ----         ----      ----

Cost of Goods Sold               $897,643  $1,323,038         38.6%     46.9%

Research & Development            613,128     404,394         26.4%     14.3%

Selling, General & Admin        1,242,494   1,189,992         53.4%     42.2%

Total Operating Costs
and Expenses                   $2,753,265  $2,917,424        118.4%    103.4%


        Sales for the six-month period of 1998 were $2,325,306 a decrease of $493,206 from sales of $2,818,512 in the corresponding period in 1997. The decrease in revenues was attributable to a lack of sales of the Commander II inmate call control system and the initiatory period of the Video-Over-Frame Relay VFX 250S product contracts in the second quarter both of which were anticipated to support the revenue stream. Management of the Company believes that historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced, and expects to continue to experience, period-to-period fluctuations in the near-term. Fluctuations in system sales revenues have historically resulted from the revenues of the Company being reliant on a limited product line and customer base and the desire of the customer to accelerate or delay the date of delivery. These factors tend to distort the operating results of an interim period. Additionally, sales are not made or recognized evenly throughout the fiscal year or any interim period, thus making meaningful interim period comparisons difficult. These fluctuations also have a significant impact on profitability in any interim period as a result of the relatively fixed nature of operating costs and selling, general and administrative expenses.

        Cost of Goods sold decreased to $897,643 in the first six months of 1998 from $1,323,038 in the corresponding six-month period of 1997. The decrease in the cost of goods sold was related to the decrease in sales revenue.

        Research & Development expenses increased to $613,128 in the first six months of 1998 as compared to $404,394 in the comparable six-month period of 1997. The increased costs are attributable to the development of new products and enhancements and the reallocation of duties of certain personnel as the development efforts were focused to expand our product offerings into the VFX-250 and the IP Telephony marketplace. The Company expects to continue to invest significant resources in new product development and engineering.

        Sales, General & Administrative expenses increased to $1,242,494 in the first six months of 1998, compared to $1,189,993 in the corresponding period of 1997. The horizontal analysis of the expenses is complicated due to interrelated elements such as the increased costs of the international office offset by the reallocation of personnel costs and associated expenses into research and development as the company envisioned and refined its new product development strategy.

        Three Months ended June 30, 1998 compared to the Three Months ended June 30, 1997 (unaudited).

                                         For the Quarter Ended June 30,
                                                   1998            1997
                                                   ----            ----
         Sales                                 $752,599      $1,702,032
         Net Loss                             $(502,505)        $92,689
         Net Loss Per Share                      $(0.03)           $.01



                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1998        1997         1998      1997
                                     ----        ----         ----      ----

Cost of Goods Sold               $295,301    $799,352         39.2%     47.0%

Research & Development            325,066     207,207         43.2%     12.2%

Selling, General & Admin          634,737     603,273         84.3%     35.4%

Total Operating Costs
and Expenses                   $1,255,104  $1,609,832        166.7%     94.6%

        Cost of Goods sold in the three months ended June 30, 1998 was $295,301 as compared to $799,352 in the corresponding period of 1997. The decrease in absolute dollars is directly attributable to the low sales captured in the second quarter of 1998.

        Research & Development expenses, as a percentage of revenue, increased to 43.2% in the second quarter of 1998 compared with 12.2% in the second quarter 1997. The expenses in absolute dollars increased $117,859 in the second quarter 1998, compared to the corresponding quarter of 1997. This increase in R&D was due in part to the continual development of new software enhancements to serve our existing markets, reallocation of personnel activities and developing new technologies for expansion into the international marketplace. Due to the technological nature of the Company's business and the anticipated expansion into new applications, management expects to continue to expend significant resources for continued development and engineering expenses.

        Sales, General & Administrative expenses, as a percentage of sales, increased in the second quarter of 1998 over the same period in 1997, and represents a 84.3% of sales as compared with 35.4% of sales for the same period of 1997 due to the lower sales revenue. The expenses in absolute dollars increased $31,464 in 1998 over the corresponding quarter in 1997. As the company embarked on its research and development objectives, personnel costs were redirected, counteracted by the increased expenses of establishing the international office to enhance and expand the sales effort into the international marketplace.


        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents marginally increased to $23,842 for the period ended June 30, 1998 from $21,181 at December 31, 1997. The working capital for the six-month period amounted to $359,779 compared to $633,593 at December 31, 1997. The current ratio is 1.6 to 1 for the period ended June 30, 1998 compared to 2.7 to 1 at December 31, 1997.

        Net cash provided by operating activities was $77,539 for the six months period ended June 30, 1998 compared to $313,298 net cash used for operating activities in six month ended June 30, 1997. Net cash provided by operating activities was $5,320 for the quarter ended June 30, 1998 compared to net cash used for operating activities of $849,371 in the comparable quarter of 1997. The change was attributable to several material factors including the net loss in the current period, the increase in accounts payable and an increase in the inventory due to the delay of anticipated orders during the period.

        Net cash used in investing activities was $74,878 during the six-month period of 1998 compared to $11,723 in the corresponding six-month period of 1997. Net cash used in investing activities in the current quarter of 1998 was $31,402 compared to $2,187 in the 1997 quarter ended June 30, 1997. The increase in the capital expenditures was to establish a simulated testing environment and for engineering development tools.

        The Company continually pursues cost cutting measures and, during the latter part of the quarter, has successfully subleased the vacated portion of its office space in Cherry Hill, N.J. to Pro Circuits, Inc., a manufacturer of circuit board assemblies and is one of the vendors the Company utilizes to assemble PC boards. Under the leasing arrangement, during the initial months, the tenant will renovate the building in lieu of rent. The utilities will be prorated with the rental commencing in September. Management estimates a reduction in overhead of approximately $10,000 monthly.

        The Company is currently negotiating a line of credit to subsidize its working capital needs to bridge the periods of revenue fluctuation. Management cannot give assurance as to the success of these efforts but believes that negotiations will have a positive outcome. The Company believes that funds generated by operations and the additional borrowings available under the credit facility will be sufficient to meet its current working capital needs. The Company continues to explore strategic alliances and or partnerships to accelerate its growth potential which may require some form of debt or equity financing.

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


SCIENCE DYNAMICS CORPORATION


BY:     /s/Alan C. Bashforth
        ---------------------------------
        Alan C. Bashforth, CEO, President, Director


BY:     /s/Joy C. Hartman
        ---------------------------------
        Joy C. Hartman, Exec. Vice President,
        CFO, Treasurer, Secretary and Director


DATED:  August 10, 1998
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                Title                        Date
      ---------                -----                        ----

BY:   /s/ Alan C. Bashforth    CEO, President, Director     August 10, 1998
      ---------------------
      Alan C. Bashforth


BY:   /s/ Joy C. Hartman       Exec. Vice President, CFO    August 10, 1998
      ---------------------    ,Treasurer, Secretary and
      Joy C. Hartman           Director