Form 10QSB
period 1998-09-30
SCIENCE DYNAMICS CORP
filed 1998-11-13
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 1998
                                ------------------

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


         09/30/98    14,661,449 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30, 1998    1
                 (unaudited) and December 31, 1997 (audited)

                 Consolidated Statements of Operations for nine months   2
                 and three months ended September 30, 1998 (unaudited) and nine months and three months ended September 30, 1997 (unaudited)

                 Consolidated Statements of Cash Flows for nine months   3
                 and three months ended September 30, 1998 (unaudited) and nine months and three months ended September 30, 1997 (unaudited)

                 Consolidated Statements of Shareholders' Equity for     4
                 the year ended December 31, 1997 (audited) and the nine months ending September 30, 1998 (unaudited)

                 Notes to Consolidated Financial Statements              5 - 6


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     6 - 12


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                      13

         Item 2. Changes in Securities                                  13

         Item 3. Defaults upon Senior Securities                        13

         Item 4. Submission of Matters to Vote of Security Holders      13

         Item 5. Other Information                                      13

         Item 6. Exhibits and Reports                                   13

         Item 7. Signatures                                             14

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                  ASSETS

                                            September 30     December 31,
                                                1998             1997
                                              Unaudited        Audited
                                              ---------        -------
Current assets:
   Cash and cash equivalents                $      17,416    $    21,181
   Accounts receivable - trade                    589,906        613,916
   Inventories                                    377,381        322,530
   Other current assets                            36,844         52,200
                                            -------------    -----------
      Total current assets                      1,021,547      1,009,827
                                            -------------    -----------

Property and equipment, net                       249,828        220,060
Software development costs, net of
 accumulated amortization of $356,176
 in 1998 and $277,992 in 1997                     165,058        243,243
Deferred income taxes                             308,000        308,000
Intangible Assets, net of accumulated
 amortization of $525,000 in 1998 and
 $300,000 in 1997.                                975,000      1,200,000
Other assets                                       44,936         39,239
                                            -------------    -----------
      Total assets                          $   2,764,369    $ 3,020,369
                                            =============    ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                            $     180,521    $       -
   Accounts payable                               470,175        289,188
   Accrued expenses, principally
          payroll related                          95,993         87,046
                                            -------------    -----------
      Total current liabilities                   746,689        376,234
                                            -------------    -----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
    45,000,000 shares authorized,
    14,661,449  issued and
    outstanding in 1998 and 1997
    respectively.                                 146,614        146,614
   Additional paid-in capital                  10,166,429     10,166,429
   Retained earnings (deficit)                 (7,897,530)    (7,271,075)
                                            -------------    -----------
                                                2,415,513      3,041,968
   Common stock held in treasury,
    at cost                                      (397,833)      (397,833)
                                            -------------    -----------
   Total shareholders' equity                   2,017,680      2,644,135
                                            -------------    -----------
   Total liabilities and shareholders'
    equity                                  $   2,764,369    $ 3,020,369
                                            =============    ===========

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                  ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):
                                                  Nine Months Ended                 Three Months Ended
                                                    September 30,                      September 30,

                                                 1998            1997              1998             1997
                                                 ----            ----              ----             ----
 NET SALES                                   $3,400,297      $3,366,792        $1,074,991       $ 548,280
                                             ----------      ----------        ----------       ---------


Operating costs and expenses:

      Cost of sales                           1,299,739       1,626,411           402,096         303,373
      Research and development                  954,416         791,169           341,287         386,776
      Selling, general
          and administrative                  1,770,243       1,678,863           527,750         488,870
                                            -----------      ----------        ----------      ----------
                                              4,024,398       4,096,443         1,271,133       1,179,019
                                             ----------      ----------        ----------       ---------

Operating income (loss)                        (624,101)       (729,651)         (196,142)       (630,739)

Other income (expenses):
   Interest and other
    investment income                               -            15,434               -             3,660
   Interest expense                              (2,354)        (29,402)           (2,354)            -
                                             ----------      ----------        ----------       ---------



Net (Loss)                                   $ (626,455)     $ (743,619)       $ (198,496)      $(627,079)
                                             ==========      ==========        ==========       =========


Net (Loss) per common share                  $    (0.04)     $    (0.06)       $    (0.01)      $   (0.05)
                                             ==========      ==========        ==========       =========

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                  ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):

                                      Nine Months Ended                  Three Months Ended
                                        September 30,                       September 30,

                                     1998          1997                  1998          1997
                                     ----          ----                  ----          ----
Cash flows from operating
 activities:
   Net (loss)                     $ (626,455)   $(743,619)            $(198,496)    $ (627,079)
                                  ----------    ---------             ---------     ----------

Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
   Depreciation                       52,981       49,387                20,384         17,967
   Amortization of
    capitalized software              78,185       78,185                26,062         26,062
   Amortization of
     Intangible assets               225,000      225,000                75,000         75,000
     Other non-cash expense                        29,402                                    -
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable               24,010     (337,733)             (189,406)       215,299
    Other receivable                       -      200,000                     -        150,000
    Inventories                      (54,850)     255,727               175,819        130,672
    Other current assets              15,356        5,242                (7,590)       (11,386)
    Other assets                      (5,697)      (1,462)                   -          (1,462)
   Increase (decrease) in:
     Accounts payable and
        accrued expenses             189,934     (344,223)              (80,848)      (277,852)
                                  ----------    ---------             ---------     ----------


Total adjustments                    524,919      159,525                19,421        324,300
                                  ----------    ---------             ---------     ----------

 Net cash provided by
  (used for) operating
  activities                        (101,536)    (584,094)             (179,075)      (302,779)
                                  ----------    ---------             ---------     ----------

Cash flows from investing
 activities:
 Purchase of property and
    equipment - net                  (82,750)     (67,738)               (7,872)       (24,032)
                                  ----------    ---------             ---------     ----------
   Net cash (used) in
    investing activities             (82,750)     (67,738)               (7,872)       (24,032)
                                  ----------    ---------             ---------     ----------

Cash flows from financing
 activities:
   Proceeds from Note Payable
   Net cash (used in) provided
    by financing activities          180,521            -               180,521              -
                                  ----------    ---------             ---------     ----------

Net increase (decrease) in
 cash and cash equivalents            (3,765)    (651,832)               (6,426)      (326,811)

Cash and cash equivalents -
 beginning of period                  21,181      830,229                23,842        505,208
                                  ----------    ---------             ---------     ----------

Cash and cash equivalents -
 end of period                        17,416    $ 178,397                17,416     $  178,397
                                  ==========    =========             =========     ==========


                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):

                                     Common Stock          Additional
                                     ------------            Paid-In
                                 Shares         Amount       Capital       (Deficit)      Shares      Amount
                                 ------         ------       -------       ---------      ------      ------

Balance
 December
 31, 1996                        12,055,861      120,558     9,615,191     (6,249,045)    125,800     397,833
                                -----------     --------    ----------      ---------     -------     -------

Issuance of common
stock to pay long term
debt and related interest         2,605,588       26,056       551,238              -           -           -

Net loss                                  -            -             -     (1,022,030)          -           -
                                -----------     --------    ----------      ---------     -------     -------

Balance
 December
 31, 1997                        14,661,449      146,614    10,166,429     (7,271,075)    125,800     397,833
                                -----------     --------    ----------      ---------     -------     -------

Net loss                                  -            -             -       (626,455)          -           -
                                -----------     --------    ----------      ---------     -------     -------

Balance
 September
 30, 1998                        14,661,449    $ 146,614   $10,166,429   $ (7,897,530)    125,800   $ 397,833
                                -----------     --------    ----------      ---------     -------     -------


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

        New Accounting Pronouncements
        -----------------------------

        The Company adopted Statement of Financial Accounting Standards
        No. 128,"Earnings Per Share" ("SFAS No. 128") for the year ended December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented must be restated to conform to the provisions of SFAS No. 128. The Company has presented basic earnings per share. The basic earnings per common share would be the same as the net loss per share shown in the Statements of Operations included in Item 1 of Part I of this Quarterly Report on Form 10-QSB. As the computation of diluted earnings per common share would be anti-dilutive, the diluted earnings per common share would be the same as the basic income per common share.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

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


        The VFX-250 product provides users of frame relay with a method of video conferencing over their existing network at a typically lower cost than equivalent leased line networks. The VFX-250 is capable of supporting any continuous data bit-stream traffic over a Frame Relay network. The system has been successfully tested with the Frame Relay product lines of leading manufacturers in this field, which should provide additional opportunities for this technology.

        During the third quarter the Company has revised and developed the VFX product in concert with our customers' requirements. In July, version 2.1 of the VFX-250S was released, adding more flexibility and functionality to the existing version 2.0 product. The 2.1 version includes a number of features to increase flexibility and compatibility with existing frame relay networks. Among the new features included in the 2.1 release are an external TT Clock that enables the use of devices requiring an external clock; the addition of local and remote loop-back facilities to aid in trouble-shooting network installations; and changes in internal clock speed and the automatic variable buffer length. This product has been technologically endorsed, although the demand ramp-up has been slower than management originally anticipated.


        In a recent independent test of videoconferencing via frame relay technology equipment, three vendors' products were evaluated and the results published in the September 15, 1998 issue of Network Computing Magazine. The Network Computing Editor's Choice was awarded to the Memotec CX900e system which uses the VFX-250S Frame Relay Access Device developed by Science Dynamics. This article has created a market awareness of the Company's VFX product's performance which management perceives will result in increased sales of this product in the future.

        The Company continues to expend research and continuing development efforts on this product to further enhance capabilities. Recent customer feedback has suggested that the Company investigate development of 'internal' versions of the technology, for inclusion into several Frame Relay vendor's equipment.

        The new COMMANDER II inmate-calling system, which was being tested at a RBOC technology laboratory, passed all inmate call control, Windows NT security and call processing thresholds. This product line acceptance certification allowed the company to enter into a major purchasing agreement for thirty-seven new COMMANDER II conversion systems. Additionally, it is anticipated that fifty additional conversion systems will be ordered during the first half of 1999.

        The Company's new Commander I inmate calling system is currently being tested at a RBOC. It is expected that the Commander I system will receive full acceptance certification in early December with delivery by the end of the year.

        The Company believes that the new Commander I & II inmate calling systems which are based on the Company's Integrator-C2000(tm) platform provide one of the correctional industries finest inmate phone control systems.

        During the third quarter, the world of IP Telephony changed greatly, as it will continue to change throughout the upcoming months. Technology that fits in this market is often known as "bleeding edge" due to the fact that the market is changing so rapidly. Participants in this market have to put a great deal of development effort in for possibly little initial return.

        The development effort providing Voice over IP based on the IntegratorC-2000(tm) platform continued in the third quarter. Currently under development are additional service modules for the IntegratorC-2000(tm) product including a real-time interface into a Billing/Debit Based Calling Card Platform. This interface provides a complete solution for Debit based or Credit based Internet phone systems. The SS7 Interface will allow an Integrator Gateway to connect to Carrier networks as an End Office Gateway. The H323 Interface, which has been inaugurated into the platform, allows interoperability between Gateways of various vendors as well as desktop clients such as Microsoft(r) NetMeeting.

        Additional products in development are a new release of the Commander Inmate calling platform. This release expands the capabilities of the Commander system as well as introduces the AdminManager II, a totally new 32bit Windows NT administration system for the Commander I and II. Other features of this release include Recording Interface, Speech Recognition, Increased System Security and numerous feature enhancements. Another product under development is the CIMS II, a new Windows NT based system for polling and administration of Voice Response Intercept Systems.

        The Company received notice from the National Association of Securities Dealers (NASD) that the Company's common stock was subject to delisting as the stock failed to maintain a closing bid price greater than or equal to $1.00. The Company has requested and received approval for a hearing to review the delisting and a tentative hearing date of December 3, 1998 has been assigned. The Company is presently formulating a definitive plan to submit to the Nasdaq Lisiting Qualifications Panel. The Company is working toward implementing the plan to be able to maintain its Nasdaq listing, although the Company is unable to predict how Nasdaq will rule at the hearing. If the plan is denied or a temporary exception is not granted, the Company's shares may be traded on the OTC Bulletin Board.

        Year 2000 Technology
        --------------------

        The investigation of the Y2000 problem as it affects the Company's products and internal operations has been ongoing for sometime. The Company is addressing this issue in a comprehensive manner committing resources as necessary. The following highlights outline the Company's Y2000 approach.

        PRODUCTS - All current software development for our products is Year 2000 compliant. Only three of the Company's products are involved in the Y2000 question with the preponderance of the issues relegated to suppliers to the Company. Efforts to date have entailed working with customers to determine if older installations are still being utilized, i.e., is the unit in service and will it continue to be in service through December 1999.

        SUPPLIERS - The Company is assessing the possible effects on the Company's operations of Year 2000 compliance related to key suppliers and subcontractors. The Company has identified three critical suppliers that could cause significant problems and has requested information as to their plans and progress in addressing the Year 2000 problem. The Company expects to complete its evaluation of its suppliers by December 31, 1998. Based upon its evaluations, the Company will develop alternative sourcing or other contingency plans by mid-1999. Component suppliers are to follow closely behind the above effort.

        IN-HOUSE SYSTEMS AND SOFTWARE - During Fiscal 1998, for operational purposes, the Company made the decision to upgrade its internal financial and operational software systems. The Company has substantially completed the identification of other internal computer-based systems it uses which may require upgrading to insure operational continuity beyond December 31, 1999. The Company plans to complete such identification, the upgrading of necessary applications and the testing of all application software for Year 2000 compliance by December 31, 1998.

        COSTS - The total cost associated with the Year 2000 issue is not expected to be material to the Company's financial position. The Company's current out-of-pocket cost expended to date has been an immaterial amount. As the upgrade of the Company's internal software will be done for operational purposes, the cost of such upgrade has not been included in the Company's estimates.

        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Nine Months ended September 30, 1998 compared to the Nine Months ended September 30, 1997 (unaudited).

                                                    Nine Months Ended
                                                      September 30,
                                                   1998            1997
                                                   ----            ----
         Sales                               $3,400,297      $3,366,792
         Net Loss                              (626,455)       (743,619)
         Net Loss Per Share                      $(0.04)          $(.06)

                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1998        1997         1998      1997
                                     ----        ----         ----      ----

Cost of Goods Sold             $1,299,739  $1,626,411         38.2%     48.3%

Research & Development            954,416     791,169         28.1%     23.5%

Sales, General & Admin          1,770,243   1,678,863         52.1%     49.9%

Total Operating Costs
and Expenses                   $4,024,398  $4,096,443        118.4%    121.7%




        Sales for the nine-month period of 1998 were $3,400,297 an increase of $33,505 from sales of $3,366,792 in the corresponding period in 1997. The increase in sales revenues was attributable to continuing sales of the Commander inmate call control systems and initial sales of the VFX-250S product. The sales of the VFX-250 have been lower than originally anticipated due to the lack of market awareness of the product. The press article in the Network Computing Magazine identifying the product's successful performance and the continual sales and marketing efforts devoted to the product is expected to obtain notable improvement in market acceptance resulting in increased sales.

        Management of the Company believes that historically, interim results and period-to-period comparisons have been neither predictable nor an accurate measure of the annual performance of the Company. The Company has experienced a trend of crests and ebbs in the sales performance resulting from the revenues of the Company being reliant on a single product area and customer base. This recognition has been the basis of the diversification strategy of the Company developing products allowing penetration of new market opportunities.

        Cost of Goods sold decreased to $1,299,739 in the first nine months of 1998 from $1,626,411 in the corresponding nine-month period of 1997. The decrease in the cost of goods sold is attributable to maximizing purchasing power through partnerships with selected vendors.

        Research & Development expenses increased to $954,416 in the first nine months of 1998 as compared to $791,169 in the comparable nine-month period of 1997. The increased costs are attributable to the development of new products and enhancements and the reallocation of duties of certain personnel as the development efforts were focused to expand our product offerings into the VFX-250 and the IP Telephony marketplace. The Company's ability to manage any future growth effectively will require it to prudently invest significant resources to attract, train, motivate and manage its employees successfully as the market acceptance of the new product offerings comes to fruition.

        Sales, General & Administrative expenses increased to $1,770,243 in the first nine months of 1998, compared to $1,678,863 in the corresponding period of 1997. The increase is related to the increase in the international sales force and related expenses to penetrate new sales opportunities.

        Interest expenses were incurred as part of the cost of the financing agreement with The CIT Group/Commercial Services. The agreement, for a revolving credit facility has provided a solution to cash flow situations that occur due to the fluctuations in sales revenue.


        Three Months ended September 30, 1998 compared to the Three Months ended September 30, 1997 (unaudited).


                                                   For the Quarter Ended
                                                       September 30,
                                                   1998            1997
                                                   ----            ----
         Sales                               $1,074,991        $548,280
         Net Loss                             $(198,496)      $(627,079)
         Net Loss Per Share                      $(0.01)         $(0.05)



                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1998        1997         1998      1997
                                     ----        ----         ----      ----

Cost of Goods Sold               $402,096    $303,373         37.4%     55.3%

Research & Development            341,287     386,776         31.7%     70.5%

Selling, General & Admin          527,750     488,870         49.1%     89.2%

Total Operating Costs
and Expenses                   $1,271,133  $1,179,019        118.2%    215.0%


        Cost of Goods sold in the three months ended September 30, 1998 was $402,096 as compared to $303,373 in the corresponding period of 1997. The increase in absolute dollars in the comparative analysis is directly attributable to the increased sales captured in the third quarter of 1998. The costs of goods sold as a percentage of sales amounted to 37.4% and 55.3% for the three months periods ending September 30, 1998 and September 30, 1997 respectively. The decrease was due to the increased sales captured in the third quarter of 1998 as well as the continual efforts to increase purchasing power.

        Research & Development expenses, as a percentage of revenue, decreased to 31.7% in the third quarter of 1998 compared with 70.5% in the third quarter 1997. The expenses in absolute dollars decreased $45,489 in the third quarter 1998, compared to the corresponding quarter of 1997. The decrease in the percentage of revenue was due to the increased sales in the third quarter of 1998. The decrease in absolute dollars was attributable to a decrease in variable expenses, which occur sporadically from period to period. Due to the technological nature of the Company's business and the anticipated expansion of its technology into new applications, management expects to continue to expend significant resources for continued development and engineering expenses.


        Sales, General & Administrative expenses, as a percentage of sales, decreased in the third quarter of 1998 over the same period in 1997, and represents a 49.1% of sales as compared with 89.2% of sales for the same period of 1997 due to the increased sales revenue in the third quarter of 1998. The expenses in absolute dollars increased $38,880 in 1998 over the corresponding quarter in 1997. This increase was primarily due to advertising and tradeshow expenses to increase market awareness of the Company's initiatives into the Voice over IP market.

        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents marginally decreased to $17,416 for the period ended September 30, 1998 from $21,181 at December 31, 1997. The current ratio is 1.4 to 1 for the period ended September 30, 1998 compared to 2.7 to 1 at December 31, 1997.

        Cash used for operations during the nine-month period ended
        September 30, 1998 was $101,536 compared to $584,094 in the corresponding period of 1997. The change was primarily the result of the increase in accounts payable and accrued expenses in the nine-month period ended in 1998 compared to a significant decrease in accounts payable and accrued expenses in the corresponding 1997 period.

        Cash used for operations for the three months ended September 30, 1998 amounted to $179,075 compared to cash used in operations of $302,779 for the comparable three months ended September 30, 1997. The decrease in cash used for operations was primarily due to the decrease in accounts payable and the increase in the accounts receivable compared to the significant decrease in accounts payable and accrued expenses resulting from the collections of accounts receivable and other receivables during the corresponding period of 1997.

        Cash used for investing activities during the nine month period ended September 30, 1998 amounted to $82,750 compared to $67,738 in the corresponding nine month period of 1997. The increase reflects the continual investment in computer related equipment to further development efforts.

        Cash used for investing activities for the three months ended September 30, 1998 amounted to $7,872 compared to $24,032 in the comparable period of 1997. The expenditures in both periods were for development applications for product development and enhancement.

        Cash provided by financing activities amounted to $180,521 in the nine-month period and three-month period ended September 30, 1998. The increase was the funds provided by the financing arrangement with CIT to assist in the management of cash flows as necessary.

        The preliminary financing agreement with CIT was a ninety-day contract in which all terms were satisfactorily met. The Company is currently renegotiating a credit vehicle with CIT to subsidize its future working capital needs to bridge the periods of revenue fluctuation. Management cannot give assurance as to the success of these efforts but believes that negotiations will have a positive outcome.

        The Company believes that funds generated by operations and the additional borrowings that will be available under the credit facility will be sufficient to meet its current working capital needs. Management is committed to exploring both product opportunities and strategic alliances to enable sustained growth to promote investor interest and confidence.

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

PART II.OTHER INFORMATION

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


      Signature                Title                        Date
      ---------                -----                        ----

By:   /s/ Alan C. Bashforth    CEO, President, Director     November 13, 1998
      ---------------------
      Alan C. Bashforth


By:   /s/ Joy C. Hartman       Exec. Vice President, CFO,   November 13, 1998
      ---------------------    Treasurer, Secretary and
      Joy C. Hartman           Director