Form 10KSB
period 1998-12-31
SCIENCE DYNAMICS CORP
filed 1999-03-31
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 0R 13(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended December 31, 1998


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

                                 22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


           1919 Springdale Road, Cherry Hill, New Jersey   08003-1069
           ----------------------------------------------------------
                 (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $4,352,606.

The number of shares of Common Stock outstanding as of December 31, 1998, was 15,735,649 shares.

The aggregate market value of voting stock of the registrant held by non-affiliates as of December 31, 1998, was approximately $4,516,747.

Documents Incorporated by Reference: Certain portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Stockholders of the registrant to be held on or about August 1999, are incorporated by reference into Part III of this report.

Transitional small business format   Yes __ No X

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW
----------------

Science Dynamics Corporation (the "Company" or "SDC") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. During the past 21 years the Company has developed, designed and marketed a variety of Telecommunications systems, including intelligent call processing platforms which provide telecommunications service capabilities to the public switched telephone network. These platforms are sophisticated software based systems, which satisfy a wide range of computer telephony integration applications. In November 1996, the Company acquired the intellectual property of Innovative Communications Technology (ICT) and under the direction of the new CEO/President embarked on transforming the Company into a predominately software design and system integration Company.

Over the past two years, the challenge was to expand the product offerings and migrate into additional markets within the Computer Telephony Integration
(CTI) industry. The Company believes that communicating via packet networks such as ATM and Frame Relay, is becoming the preferred strategy for both public networks and business enterprises. The Company's focus is to address niche market opportunities in Data Network Companies, Telephone Service Distributors and Regional Bell Operating Companies (RBOC's), such as BellSouth, Ameritech, US West, Southwestern Bell and large independent telephone operating companies, such as GTE, Sprint and Citizens.

The Company's development is driven by user needs for cost effective, easy to use multiservice products that provide an array of telecommunications solutions and services to the customers. These opportunities are primarily in the areas of Voice over Internet Protocol, Inmate Systems, Video over Frame Relay, Voice Announcements, Interactive Communications, Intelligent Network Control and Administration. The Company's strategy today is to deliver quality software products and services that empower its customers to improve their applications and deploy quality services worldwide.

BUSINESS DEVELOPMENT
--------------------

Science Dynamics has focused its strategy to be a provider of key enabling technologies required for the convergence of traditional and new communications media and infrastructures.

Communications media today must include traditional Telephony (an area for which Science Dynamics has 21 years experience), Data services (to include the Internet) and Video services. Current infrastructures based on PDH (Plesiochronous Digital Hierarchy) technology are quickly being replaced with SDH (Synchronous Digital Hierarchy) technologies more suited to larger bandwidth packet data transmissions.

Management believes communicating via packet data networks such as IP (Internet Protocol), ATM (Asynchronous Transfer Mode), and Frame Relay is becoming a preferred strategy for both corporate and public network planners. Predictions have been made that data traffic will soon exceed telephone traffic. At the same time, more and more companies are seeing the value of transporting voice and fax over data networks to reduce telephone and facsimile costs and to set the stage for advanced multimedia applications.

IP's ability to run over any network medium has led to its widespread adoption around the world. Its popularity, though, goes far beyond the Internet, to encompass the majority of data networks worldwide.

Providing high quality telephony over IP networks is one of the key steps in the convergence of voice, fax, video, and data communications services.

Science Dynamics has now proven IP Telephony to be both feasible and cost effective with several customer trials. New products, such as the IntegratorC-2400(r) Gatekeeper, will continue to play a very important role in positioning SDC in this fast growing market.



PRODUCTS
--------

IP Telephony

Interconnection of the Internet / Intranet to the PSTN or a private PBX, can be accomplished using a gateway. An IP Telephony based telephone / PC, for example, would have access to the public network by calling through a gateway closest to the destination, minimizing long distance charges.

Science Dynamics' IntegratorC-2100(r), IntegratorC-2300(r) and
IntegratorC-2500(r) H.323 compliant IP telephony gateway products provide the following functions:

- Interfacing with a PBX, the PSTN, or another telephone connection
- Basic call processing functions (call setup/tear down, etc.)
- Real-time voice compression and decompression
- Packetizing and unpacketizing the compressed voice
- Interfacing with the IP network

In addition, the IntegratorC-2X00(r) series of IP Telephony gateways also provides other functions, such as an interactive voice response (IVR) interface to initiate calls, billing interfaces, etc.

Science Dynamics new IntegratorC-2400(r) H.323 compliant gatekeeper product will become the intelligent hub for IP telephony networks as well as the platform for advanced services.

The IntegratorC-2400(r)'s primary role is to provide call control services for registered H.323 endpoints.

It performs the following call control functions:
- Call control and routing
- Address resolution & dialing plan management
- Basic telephony services such as directory services and PBX functions
- Controlling H.323 bandwidth usage to provide a QoS (Quality of Service)
- Total network usage control
- Injection of overall system administration and security policies

Science Dynamics will continue to develop this portfolio of IP Telephony products, adding new features and focusing on new services at each stage.


Video over Frame Relay

The most common means of videoconferencing is to use a "circuit switched" network, typically ISDN, supplied by the local telco. Although this seems an obvious choice, it may not be the most cost effective due to certain technical issues relating to the transmission of continuous data streams such as, compressed video.

Transmission of video over a "packet based" network (such as the Internet), although technically challenging, provides the same benefits of shared communication resources/channels as described above. This in turn can lead to significant cost savings for the user due to more efficient usage of the bandwidth. Frame Relay is a standardized "packet based" method (protocol) for transmission of data.

The advent of Frame Relay Access Devices (FRADs) has enabled users to integrate LAN-to-LAN (Local Area Network) connectivity, inter-office voice communications, IBM SNA (System Network Architecture) traffic and much more, over a single frame relay circuit. The advantage of integration is cost. Customers of this technology can either build their own corporate enterprise networks, making best use of available bandwidth for all their applications, or utilize a Public Service Frame Relay network, provided by their local Telephone or Network Carrier.

Science Dynamics developed a new FRAD technology with the introduction of the VFX-250 product range in 1997, a hardware based Frame Relay Access Device specifically designed for video data streams. The VFX-250S product has gone through much development in 1998, with the current version 2.1, including many new features.

In addition, 1998 saw the new version of the VFX-240S (soon to be available) targeted at the 128Kbps ISDN market place with lower delays and lower costs than its more powerful brother, the VFX-250S.

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

During the latter part of this year the company received several orders for its newly engineered VRS Centralized Intelligent Management System (CIMS-
II). The CIMS-II is a WindowsNT host platform that communicates with client workstations in managing multiple VRS remote locations from a central point. The CIMS systems were deployed by a large independent telephone company for managing changed number referral and messaging for over 300 VRS's located in remote central office locations across the United States.

The VRS and CIMS products are Y2K compliant.

Commander Inmate Telephone Control System (ITCS)

The Commander product lines are based on the Company's new IntegratorC-2000(R) platform. This open system platform is a combination of integrated Computer Telephony (CTI) hardware and software, which can handle thousands of call transactions per hour and provide correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

The Commander I products are generally wall mounted platforms that have been designed for the small to mid sized municipal and county correctional facilities requiring control for up to 40 inmate telephone lines. The Commander I base system provides telephone control for 4 lines and can be expanded in 4 line increments. This modular design provides a cost effective solution with an abundance of inmate phone control features.

Commander II platforms are generally rack mounted and can house up to 96 inmate telephone lines. Multiple platforms can be daisy-chained for systems requiring control of more than 96 lines. The company has configured and installed several 432 line Commander ITCS during 1998.

The Commander I and II systems can be configured using one or more AdminManager workstations. The AdminManager provides real-time administration of the Commander system through an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

The Commander product lines are Y2K compliant.



PRODUCT DEVELOPMENT
-------------------

The Company's products have primarily been designed and developed by its
internal engineering staff.   The Company considers the features and
performance of its products to be generally competitive or superior to those of other available applications.

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

The Company has completed the development of the next generation of its core application platform, the IntegratorC-2000(r). This product provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the IntegratorC-2000(r) can host existing Company products such as the Commander family of inmate products, the IntegratorC-2000(r) series of IP Telephony Servers, and the IVAP Intelligent Voice Announcer Platform. Management believes that the product design strategy will keep the Company competitive in the emerging Internet Telephony market.


INTEGRATION OF PRODUCTS
-----------------------

The Company's primary effort is the software design of products, limited hardware design and system integration of purchased products. The Company purchases OEM equipment then integrates its custom software providing quality solutions for the industry. The purchasing philosophy has been to establish relationships with industry leaders in the Networking, Telecom and PC environments providing quality modules and sub-systems and prompt delivery and service.

Using a material requirement planning process, the Company is generally able to order on a just-in-time basis and efficiently integrate systems for prompt delivery. The key stages in the development cycle of the products consist of assembling the hardware, installing the software and performing final system test and inspection.

The Company's products are primarily produced to order. Inventories consist of raw materials, work in process, and finished goods. The Company believes it maintains a quantity of inventory adequate to insure a quick turn around time to meet most customers' requirements.


SOURCES AND AVAILABILITY OF MATERIAL
------------------------------------

Although most materials are available from a number of different suppliers on an off-the-shelf basis, several suppliers are the sole source of each of certain components. If a supplier should cease to deliver a component, another source would have to be developed. The Company believes it would be able to do so by acquiring a substitute part or module that could require a hardware or software change in the unit in order to provide satisfactory performance, although added costs and delays of unknown amount and duration could be experienced.


SALES AND MARKETING
-------------------

The Company sells its products through its direct sales force in the United States and internationally through the Science Dynamics International sales
office.   The Company has also implemented other channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its sales force. These channels of distribution include value-added resellers, FRAD and Codec Manufacturers, system integrators and distributors.

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


RESEARCH & DEVELOPMENT
----------------------

The majority of the research and development activities are conducted at the Company's facility using its array of telephony resources and the technical expertise of its engineering staff. The Company has fourteen employees currently engaged in research and development. The Company plans to devote a substantial portion of its resources to research and development and to continue utilizing subcontractors to enhance the engineering staff.

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


INTELLECTUAL PROPERTY
---------------------

It is the Company's practice to apply for patents as new products or processes appropriate for patent protection as developed. The Company made application for a patent on the three-way Call Detection System and on January 21, 1998, received a Notice of Allowance from the U.S. Patent Office. The formal United States Patent was received in June 1998. The Company holds other patents related to some of its other products. No assurance can be given as to the scope of the patent protection.

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

Frost & Sullivan predicts that the total IP telephony equipment market will have a compound annual growth rate of nearly 150% for the next few years, reaching $1.89 billion by the year 2001. It is also expected that IP Telephony will be deployed by 70% of the Fortune 1000 companies by the year 2000.

Spending on emerging technology equipment, frame relay, ATM and ISDN, grew by
60.4 percent to $3.9 billion in 1997. As bandwidth requirements in the workplace expand, spending on emerging technologies should continue to grow rapidly. Spending is projected to grow at a 22.1 percent compound annual rate through 2001.

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



COMPETITION
-----------

Due to the diversified nature of the products and target markets, Science Dynamics competition varies greatly by product line. Inmate products division holds a respectable portion of the Inmate market with its Commander system. The Company competes against three other primary vendors in this area but the system captures a sizable share of the target market.

The data/voice products division expects to be competitive in the Data, Video and Voice-Over-Frame Relay markets. The Company has limited competition in the Video-Over-Frame market. This includes an integrated Frame Relay
Codec, an ISDN over Frame Relay product which is very expensive and the use of
H.323 packetized LAN Video, a different concept which crosses into our market.

The IP products division is marketing and conducting international trials supported by the team that developed the IntegratorC2000(r) series. These IP products will compete in a marketplace that is populated by larger companies who have significantly more resources for development, marketing and deployment. The number of companies involved with IP Telephony Gateways has risen from about twenty last summer to nearly one hundred currently. The Company's IP product is a more intelligent offering than some of the competitors but the industry outlook could rapidly become a cost per port arena.


CUSTOMERS
---------

The major customers in 1998 were independent and Bell Operating Companies with three customers accounting for 82.95%, 4.69% and 3.45% of total revenue. With the introduction of the new product lines, the Company has expanded its customer base globally and will be less reliant on any single market or territory.


EMPLOYEES
---------

As of December 31, 1998, the Company employed 26 persons on a full time basis. The Company supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements.


GOVERNMENT APPROVAL
-------------------

The Federal Communications Commission (FCC) requires that some of the Company's products meet Part 15 and Part 68 of the code of Federal Regulations
(CFR). Part 15 (subpart B) deals with the suppression of radio frequency and electro-magnetic radiation to specified levels. Part 68 deals with protection of the telephone network. Other than FCC requirements, there is no known Company effect resulting from existing or probable Government regulations requiring approval.


COMPLIANCE WITH ENVIRONMENTAL LAWS
----------------------------------

Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. The Company is concerned about protecting the environment and participates in recycling programs.

ITEM 2.	 DESCRIPTION OF PROPERTY

The Company has leased for ten years commencing May 1, 1995, a 50,000 square foot freestanding masonry building in an industrial park in Cherry Hill, New Jersey, utilized for office space and test of its products and other corporate activities. In the latter part of 1998, the Company subleased 25,645 square feet of the building to a printed circuit board manufacturer. It is anticipated that the leasee will eventually require the entire area and SDC will relocate to a smaller suitable office facility.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted, during the Fourth Quarter of the Fiscal Year covered by this report, to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5.	 MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock is traded on the Over the Counter Bulletin Board
(BBOTC:SIDY) effective February 18, 1999.   The symbol for the Company's
Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 1997 and December 31, 1998 were as follows:

	Calendar Quarter	High Bid Price	   Low Bid Price
        ----------------        --------------     -------------

              1997
              ----
              First                 $1.8750             $.6875
              Second                  .9687              .5625
              Third                  1.0937              .7187
              Fourth                 1.1250              .5000

              1998
              ----
              First                  $.8437             $.5312
              Second                 1.1562              .6875
              Third                   .9687              .5000
              Fourth                  .6562              .4062


The above listed quotes reflect inter-dealer prices without retail mark-up, mark-down, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 1998, there were approximately 350 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

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

Effective February 23, 1998, the NASDAQ Stock Market increased the quantitative threshold criteria for continued listing on NASDAQ. Among several changes, a minimum bid price of $1.00 is required for continued listing on the SmallCap market. The Company was notified by The Nasdaq Stock Market that effective with the close of business Feb. 18, 1999, the company's securities were delisted from the Nasdaq SmallCap Market. The company's securities are trading on the Over the Counter Bulletin Board. Although the management of the company was disappointed in the decision, the move from the Nasdaq SmallCap market has not had a significant impact on the trading of the stock. The Company will continue to implement the business strategy and focus on the growth of the Company to enhance stockholder value.

ITEM 6.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

GENERAL BUSINESS OVERVIEW

The Company's net sales for the year ended December 31, 1998 were $4,352,606 a decrease of $40,947 from sales of $4,393,553 for the year ended December 31, 1997. The Company's revenue in 1998 was principally derived from the Commander Product Line and a portion from the VFX-250S product line. The modestly weaker results were primarily due to the delayed recognition of the VFX-250S product line resulting in lower than anticipated sales results. The strategy for 1998 was to generate sales from the Commander Product as well as the VFX-250S Products while continuing the development effort in the IP Telephony Product line. Although the sales of the VFX-250S did not reach the anticipated level, the market awareness of the functionality and quality of the product has been recognized. In an independent evaluation of videoconferencing via frame relay technology equipment, Network Computing Magazine's Editor's Choice was awarded to the Memotec CX900e system which uses the Science Dynamics VFX-250S device. This recognition in the marketplace, the continuing sales and marketing efforts expended by the sales team and the further development of the new version VFX-240S to be released shortly is expected to result in a base line source of revenue in the coming years.

Intensive development efforts have been expended this past year in the IP Telephony product based on the IntegratorC-2000(r) platform. Advances in public and private IP-based networks now enable businesses to use the Internet Protocol to by-pass the Public Switched Telephone Network for national and international long distance voice, fax, and video communications. This provides businesses with a method to reduce their telecommunication expenses. The IntegratorC-2000(r) platform for IP telephony takes voice and fax communication and converts them into data packets, allowing international phone calls and faxes to be transported over IP networks at very high quality and low cost.

During the past year the company has gained considerable knowledge and experience in enhancing the development of the system for IP Telephony. The Company has installed several trial systems and revised its understandings and implementations of the products accordingly. The latest H.323 standards have been added to these systems. This will lead to interoperability testing with other vendors during 1999. The Company experienced technical success in the trial systems installed during the latter part of the year. Management believes that the penetration of the IP Telephony will provide significant growth potential

The Company is continuously exploring new niche opportunities, introducing new products and marketing and sales initiatives to increase market share and share of customer; and actively pursuing business alliance candidates that complement or support the Company's core competencies.

YEAR 2000 PROBLEM

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those relating to the efforts of Customers, Suppliers, or other third parties will be fully resolved

The Company's investigation of the Year 2000 problem has been ongoing for sometime. Employees have accomplished all present efforts, therefore no out of pocket costs have been expended with exception of minimal telephone charges, stationary, stamps, etc. It is estimated that various employees have expended on the order of 250 man-hours through 1998 Fiscal Year. No attempt has been made to capture those expended hours since the Year 2000 effort is considered an overhead function and entails no added employees or facilities.

The evaluation of the company's products to date has found only one installed product that is not compliant due to a purchased integrated circuit (I.C.). This IC has been discontinued and the manufacturer will not provide a replacement. The discontinued I.C. is designed into multiple circuits and the cost of retrofit to the older systems is cost prohibitive. Efforts to date have entailed working with customers to determine if older installations are still in service. At this juncture the problem appears to be of minor significance, since the systems are years old and outdated by today's technology.

The next orderly step presently ongoing is additional attention to:

       1. Suppliers. There are only six major suppliers that could cause significant problems for the Company. Three certificates of compliance have been obtained with the other three in process. Selective involved electronic component suppliers consisting primarily of integrated circuits have been contacted for certificates of compliance (COC) to Y2K. Notification on selective purchase orders has been included stating that items will not be accepted without a COC.

       2. Utilities. Primarily electric, gas, water, and telephone services are being monitored to insure that no interruption of services will be experienced. The backup plan is to replace, if possible, those suppliers not supplying a COC for Y2K.

       3. Office equipment, etc. While these providers do not directly affect the Company's products, they do affect the ability to operate in an efficient manner. Certificates have been received from suppliers such as postage meter, carriers, duplicator, etc.

       4. Company Software. A Compliance Test Plan for the Company's new system has been defined with testing in process with completion scheduled by June 1999. Should any suppliers from Item 1. above not prove to meet Y2K, a replacement will be selected.

RESULTS OF OPERATIONS

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:


                                For the Years Ending December 31,
                                            1998            1997
                                            ----            ----

             Sales                    $4,352,606      $4,393,553
             Net Loss                $(1,036,306)    $(1,022,029)
             Net Loss Per Share           $(0.07)          $(.08)

                                    OPERATING EXPENSES     PERCENT OF SALES
                                    ------------------     ----------------
                                      1998        1997        1998     1997
                                      ----        ----        ----     ----

     Cost of Goods Sold         $1,694,557  $1,969,837       38.9%    44.8%

     Research & Development      1,219,687   1,293,608       28.0%    29.4%

     Selling, General & Admin    2,470,534   2,138,408       56.8%    48.7%

     Total Operating Costs
     and Expenses               $5,384,778  $5,401,853      123.7%   122.9%


Sales for the fiscal year ended December 31, 1998 were $4,352,606 compared to sales of $4,393,553 in the 1997 fiscal year.. The primary factor that affected the sales performance was the slower than anticipated ramp up of interest in the VFX-250S product. Over the past year, the Company has devoted substantial time and effort researching and developing the Voice over IP product line, the new version VFX-240S and enhancements to the inmate system to reduce the dependence on a single product and/or customer.


Research and Development expenses in 1998 decreased 5.71% to $1,219,687 compared to $1,293,608 in 1997, a decrease of $73,921. The decrease is attributable to the reduced overhead expenses as a result of the leasing of a portion of the facility and the natural attrition of human resources.

The Company believes that the research and development activities are crucial to maintaining a competitive edge in the rapid growth of the telecommunications marketplace. The Company intends to increase its investment in the research and development team to maintain a highly skilled force of design engineers for new product development, the key to the future.

The selling, general and administration expenses increased 15.5% as a percentage of sales and increased in absolute dollars to $2,470,534 in 1998, from $2,138,408 in 1997. The increase in selling, general, and administrative was primarily due to the costs of operating the international sales office, increased advertising costs to promote the company and its products in the marketplace and the overall increase of personnel related costs.

 The 1998 net loss increased $14,277 to $1,036,306 from $1,022,029. The increase in the loss was the result of weaker than expected sales performance of the VFX-250S.


LIQUIDITY & CAPITAL RESOURCES

Net cash used for operating activities for the years ended December 31, 1998 and 1997 was 578,177 and $728,791 respectively. The use of cash in operating activities in 1998 resulted primarily from the net loss, the increase in receivables offset by the increase in accounts payable and accrued expenses.

Net cash used in investing activities was $85,755 in 1998 and $80,257 in 1997. The increase in cash used for investing activities in 1998 was primarily attributable to capital expenditures for the purchase of software tools and computer related equipment for development of the Company's current and new products. The Company expects to increase its capital expenditures incrementally to maximize development efforts of new products and applications. The Company had no significant commitments as of December 31, 1998 for capital expenditures.

Net cash provided by financing activities in 1998 was $675,000. The first financing arrangement was the accounts receivable purchase agreement in which CIT Group/Commercial Services will advance 60% funding of the accounts receivable balance at an interest rate equal to the greater of the sum of one percent plus the Chase Prime Rate or six percent per annum. The factoring fee for this service is six-tenths of one percent of the gross face amount of all accounts factored with CIT up to $4,000,000 and thirty hundreds of one percent of the accounts in
excess of $4,000,000.   This financing vehicle will assist in providing
consistent cash flow.

During December 1998, the Company initiated a private placement offering for the issuance of two million shares of Common Stock, pursuant to which one million two hundred thousand shares were sold. The Company received net proceeds of $575,000 dollars. The Company is in the process of placing the remaining 800,000 shares. All such proceeds have and will be used to fund product development, sales, and the Company's general operating expenses.

At December 31, 1998, the Company had $32,249 in cash and cash equivalents and $563,327 in working capital, compared with $21,181 in cash and cash equivalents and $633,593 in working capital at December 31, 1997. Current liabilities at December 31, 1998 were $919,985, 245% more than current liabilities of $376,234 at December 31, 1997. The $543,741 increase is attributable to the increase in accounts payable in material purchased for projected orders that were delayed, the outstanding balance owed to CIT on the accounts receivable purchase agreement and the accrued payroll which was paid subsequent to the year end.

The Company believes that the forecasted sales generating cash flow from operations, together with funds generated in the private placements will be sufficient to finance the Company's operations and meet its foreseeable cash requirements including planned capital expenditures, through the next twelve months.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:

   Name               Age      Position with the Company
   ----               ---      --------------------------

   Lyndon A. Keele    70       Chairman of the Board of Directors.
                               President from June 1973, until
                               November 7, 1996.  CFO and Treasurer from
                               December 1980 until November 7, 1996

   Alan C. Bashforth  48       President and Director since November 7, 1996

   Kenneth P. Ray     65       Director since May, 1990

   Joy C. Hartman     50       Executive Vice President, since December 1994,
                               Corporate Secretary since June 1, 1993, CFO and
                               Treasurer since November 7, 1996, and Director since May 7, 1991

   Sheldon Hofferman  54       Director since September 17, 1997

   Russell R. Angely  60       Vice President, Sales and Marketing since
                               May 2, 1994


There were three board meetings during 1998. All the members participated in these meetings.

None of the above persons is related to any other of the above-named persons by blood or marriage.

Mr. Hofferman previously served as a member of the Board from June 1995 to June 1, 1996, but acted as advisor to the Board for the period June 1, 1996 to September 1997.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 1998 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.

BIOGRAPHIES
-----------

LYNDON A. KEELE is the founder of the Company and has been active as Chairman of its Board of Directors and President from June of 1973 until November 1996. From April of 1973 to August of 1977, Mr. Keele managed his own investments and served as a consultant to a number of companies involved in the electronics industry. Prior to 1973, Mr. Keele served for five years as a founder and Executive Vice President of TeleSciences, Incorporated, a company engaged in design and manufacture of telephone support equipment. From 1962 to 1968, he served as a Program Manager for multimillion-dollar programs involving data and circuit switching systems at ITT Federal Laboratories.
From 1958 to 1962, he was employed by GTE's Sylvania Electronics Systems Division in various management positions, including Program Manager of data processing and cryptographic communications projects and programs. The University of Texas awarded him a B.B.A. in 1951.

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

RUSSELL R. ANGELY, Vice President of Sales and Marketing, was employed by the Company in May, 1994. Prior to joining the Company, Mr. Angely was the National Sales Manager for CXR Corporation, where he managed the direct sales organization and an extensive network of domestic and international distributors, VAR's, and Manufacture Representative sales organizations. Mr. Angely has served in executive level assignments with Xerox Corporation, Racal Milgo, Delta Data Systems, Develcon Electronics, and Racal DataCom. These assignments have provided Mr. Angely with over 25 years experience in sales and marketing management in the data and telecommunication industry. Mr. Angely attended Penn State University and has participated in Executive Management programs at the University of Pennsylvania, NYU, and Michigan
State University.



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information as of February 5, 1999 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

                                                            Shares of
                                                             Common
                                                              Stock
                                                          Beneficially        Percent of
  Name and Address                          Title           of Shares     Outstanding Shares(1)
  ----------------                          -----           ---------     ------------------

  Golden Phoenix, LTD                     5% Owner
  P.O. Box  350, Fairfax Station,                           2,969,121                 18.72%
  VA  22039                               Director
  Sheldon C. Hofferman, General Partner
  of Golden Phoenix

  Innovative Communications
  Technology, LTD. (ICT)
  Le Clos D'Avranche                      5% Owner
  La Rue Bel-Aire                                          1,500,000                   9.46%
  St. Mary, Jersey  C.I.              President, CEO and
  (Alan C. Bashforth, President of         Director
   the Company controls ICT)

  Lyndon A. Keele                     Chairman of the        775,534(2)                 4.89%
  701 Garwood Road                         Board
  Moorestown, NJ   08057

  Russell R. Angely                   Vice President          41,000                    .258%
  107 Hardwood Court
  Chalfont, PA   18914

  Joy C. Hartman                    Exec. Vice President,     86,000(2)                 .539%
  27 Hogan Way                         CFO, Treasurer,
  Moorestown, NJ   08057            Secretary, Director


  Kenneth P. Ray                          Director            40,000(3)                 .041%
  909 Darfield Drive
  Raleigh, NC   27615

  All Directors and
  Officers as a Group(3)                                   5,411,655                  34.39%

---------------

(1) Based upon a total number of 15,735,649 shares outstanding as of February
    5, 1999.

(2) Includes 1,700 shares owned by Mr. Keele's daughter, and 300 shares owned by Ms. Hartman's children. The daughter of Mr. Keele has sole voting and investment power with respect to her shares and Mr. Keele has sole voting and investment power with respect to all other shares in this total.

(3) In addition to the 10,000 shares owned by Mr. Ray, an outside Company
    Director, Mr. Ray holds incentive options to acquire 30,000 shares.
    Mr. Angely holds incentive options to acquire 30,000 shares in addition to the 11,000 shares owned. In addition to the 1,000 shares owned, Ms. Hartman holds incentive options to acquire 65,000 shares and 20,000 warrants.


There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions during the last two years or any currently proposed with any executive officers, directors, nominees for election as director or any security holder or beneficial owner of more than five percent of the Company's voting securities or any immediate family member of any such owner and to the Company within the terms of 17. C.F.R. Section 228.404 (Item 404 of Regulation S-B).


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:
     1. FINANCIAL STATEMENTS

	Report of Independent Accountants dated March 9,1999..........Page 21
	Consolidated Balance Sheets as of
        December 31, 1998 and 1997....................................Page 22
        Consolidated Statements of Operations,
        two years ended December 31, 1998.............................Page 23
	Consolidated Statements of Changes in
        Shareholders' Equity, two years	ended December 31, 1998.......Page 24
        Consolidated Statements of Cash Flows,
        two years ended December 31, 1998.............................Page 25
	Notes to Consolidated Financial Statements....................Page 26

2.   INDEX OF EXHIBITS

     Exhibit No.     Description of Exhibit
     -----------     ----------------------
     3.1(1)          The Articles of Incorporation
     3.2(1)          By-Laws
     4               Not Applicable.  All relevant rights are described in
                     Exhibit 3.1.
     9               Not Applicable.
     10              Not Applicable.
     11              Computation of per share earnings - see Note 11 to the
                     Financial Statements.
     13              No Annual Report has yet been sent to Security Holders.
                     The Company will send stockholders copies of the present
                     10-KSB in lieu of a separate Annual Report.
     18              Not Applicable.
     24.(1)          Consent to incorporation by reference of the
                     accountant's report dated April 11, 1995 in the S-8
                     Registration Statements, File Numbers 33-20687, 2-85878,
                     2-93126, and 2-70685.
     25              Not Applicable.
     28              1998 Proxy Statement
     29              Not Applicable.

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

DATED:  March 31, 1999
        ---------------------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature               Title                          Date
        ---------               -----                          ----

BY:     /s/ Lyndon A. Keele     Chairman of the Board of       March 31, 1999
        ---------------------   Directors                      --------------
        Lyndon A. Keele

BY:     /s/ Alan C. Bashforth   President, CEO and Director    March 31, 1999
        ---------------------   since Nov. 7, 1996             --------------
        Alan C. Bashforth

BY:     /s/ Joy C. Hartman      Exec. Vice President, CFO,     March 31, 1999
        ---------------------   Treasurer, Secretary and       --------------
        Joy C. Hartman          Director

                        SCIENCE DYNAMICS CORPORATION
                               ------------

               Index to Consolidated Financial Statements


  Report of Independent Accountants dated 19, 1999..................Page 21

  Consolidated Balance Sheets as of December 31, 1998 and 1997......Page 22

  Consolidated Statements of Operations, two years ended
  December 31, 1998.................................................Page 23

  Consolidated Statements of Changes in Shareholders' Equity,
  two years ended December 31, 1998.................................Page 24

  Consolidated Statements of Cash Flows, two years ended
  December 31, 1998.................................................Page 25

  Notes to Consolidated Financial Statements........................Page 26

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Science Dynamics Corporation

We have audited the accompanying consolidated balance sheets of Science Dynamics Corporation and Subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Science Dynamics Corporation and Subsidiary as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                 Peter C. Cosmas Co., CPAs



400 Madison Avenue
New York, NY  10017

March 9, 1999


PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements:

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1998 AND 1997

                      ASSETS

                                                                 December 31,
                                                          1998                   1997
                                                          ----                   ----
Current assets:
   Cash and cash equivalents                        $       32,249         $      21,181
   Accounts receivable - trade                             266,403               613,916
                       - other                             659,900                     -
   Inventories                                             478,494               322,530
   Other current assets                                     46,266                52,200
                                                    --------------         -------------
      Total current assets                               1,483,312             1,009,827
                                                    --------------         -------------

Property and equipment, net                                231,088               220,060
Software development costs, net of
  accumulated amortization of $382,239
  in 1998 and $277,992 in 1997                             138,996               243,243
Deferred income taxes                                      308,000               308,000
Intangible Assets, net of accumulated
 amortization of $600,000 in 1998 and
 $300,000 in 1997.                                         900,000             1,200,000
Other assets                                                41,418                39,239
                                                    --------------         -------------
  Total assets                                      $    3,102,814         $   3,020,369
                                                    ==============         =============


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loan payable                                     $      100,000         $         -
   Accounts payable                                        638,493               289,188
   Accrued expenses, principally
      payroll related                                      181,492                87,046
                                                    --------------         -------------
      Total current liabilities                            919,985               376,234
                                                    --------------         -------------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      15,861,449 and 14,661,449 issued
      15,735,649 and 14,535,649 outstanding
       in 1998 and 1997 respectively.                      158,614               146,614
   Additional paid-in capital                           10,729,429            10,166,429
     (Deficit)                                          (8,307,381)           (7,271,075)
                                                    --------------         -------------
                                                         2,580,662             3,041,968
   Common stock held in treasury,
    at cost                                               (397,833)             (397,833)
                                                    --------------         -------------
      Total shareholders' equity                         2,182,829             2,644,135
                                                    --------------         -------------
      Total liabilities and shareholders' equity    $    3,102,814         $   3,020,369
                                                    ==============         =============

The accompanying notes are an integral part of these consolidated financial statements.



PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):


                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998                   1997
                                                        ----                   ----

 NET SALES                                        $   4,352,606         $     4,393,553
                                                  -------------         ---------------



Operating costs and expenses:

   Cost of sales                                      1,694,557               1,969,837
   Research and development                           1,219,687               1,293,608
   Selling, general
     and administrative                               2,470,534               2,138,408
                                                  -------------         ---------------

                                                      5,384,778               5,401,853
                                                  -------------         ---------------

Operating (loss)                                     (1,032,172)             (1,008,300)

Other income (expenses):
   Interest and other
     investment income                                      -                    15,673
   Interest expense                                      (4,134)                (29,402)
                                                  -------------         ---------------



Net (Loss)                                        $  (1,036,306)        $    (1,022,029)
                                                  =============         ===============


Net (Loss) per common share
     basic and diluted                           $       (0.07)        $         (0.08)
                                                 =============         ===============

The accompanying notes are an integral part of these consolidated financial statements.

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):


                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


                                                                       1998                  1997
                                                                       ----                  ----
Cash flows from operating
   activities:
  Net (loss)                                                      $ (1,036,306)         $ (1,022,029)
                                                                  ------------          ------------

Adjustments to reconcile net (loss) to net cash
   provided by (used for) operating activities:
   Depreciation                                                         74,727                68,573
   Amortization of  capitalized software                               104,247               104,246
   Amortization of Intangible assets                                   300,000               300,000
   Other non-cash expense                                                                     29,402

Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                347,513              (526,190)
    Other receivable                                                  (659,900)              200,000
    Inventories                                                       (155,964)              258,747
    Other current assets                                                 5,934               (10,105)
    Other assets                                                        (2,179)                2,054
   Increase (decrease) in:
     Accounts payable and accrued expenses                             443,751              (133,489)
                                                                  ------------          ------------

Total adjustments                                                      458,129               293,238
                                                                  ------------          ------------

 Net cash provided by  (used for)
   operating activities                                               (578,177)             (728,791)
                                                                  ------------          ------------

Cash flows from investing activities:
   Purchase of property and
      equipment - net                                                  (85,755)              (80,257)
                                                                  ------------          ------------
   Net cash (used) in
      investing activities                                             (85,755)              (80,257)
                                                                  ------------          ------------

Cash flows from financing activities:
   Increase (decrease) in Loan Payable                                 100,000
   Issuance of Common Stock                                            575,000                     -
                                                                  ------------          ------------
   Net cash (used in) provided
      by financing activities                                          675,000                     -
                                                                  ------------          ------------

Net increase (decrease) in
  cash and cash equivalents                                             11,068              (809,048)

Cash and cash equivalents -
  beginning of period                                                   21,181               830,229
                                                                  ------------          ------------

Cash and cash equivalents -
  end of period                                                   $     32,249          $     21,181
                                                                  ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

PART 1. FINANCIAL INFORMATION
        Item 1. Financial Statements (Continued):

                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            FOR THE TWO YEARS ENDED DECEMBER 31, 1998 AND 1997

                                     Common Stock                      Additional                        Treasury
                                                                         Paid-In
                                        Shares           Amount          Capital        (Deficit)         Shares          Amount
                                        ------           ------          -------         -------          ------          ------

Balance
 December 31, 1996                    12,055,861        $120,558       $9,615,191      $(6,249,046)        125,800        $397,833
                                      ----------        --------       ----------        ---------         -------         -------

Issuance of common
 stock to pay long term
 debt and related interest             2,605,588          26,056          551,238                -               -             -

Net loss                                       -               -                -       (1,022,029)              -             -
                                      ----------        --------       ----------        ---------         -------         -------

Balance
 December 31, 1997                    14,661,449         146,614       10,166,429       (7,271,075)        125,800         397,833
                                      ----------        --------       ----------        ---------         -------         -------

Issuance of common stock
 net of related expenses               1,200,000          12,000          563,000                -               -             -

Net loss                                       -               -                -     $ (1,036,306)              -             -
                                      ----------        --------       ----------        ---------         -------         -------

Balance
 December 31, 1998                    15,861,449      $  158,614      $10,729,429     $ (8,307,381)        125,800     $   397,833
                                      ==========        ========       ==========        =========         =======         =======

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

    f) Cash and Cash Equivalents:

       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not pay income taxes in 1998 and 1997. Cash paid for interest was $ 0 in 1997 and $4,134 in 1998.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    g) Software Development Costs:

       Software development costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. As of December 31, 1998, capitalized software development costs, net of amortization were $138,996. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. Currently the Company is using an estimated economic life of five years for all capitalized software costs. The amount of software development costs capitalized was $521,234 in 1998 and 1997. The amortization was $104,247 in 1998, and $104,246 in 1997.


    h) Income Taxes:

       The Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", (SFAS
       109) in 1992. Under SFAS 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense (credit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities. Prior years' financial statements have not been restated for the accounting change (see Note 5).

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

    m) Comprehensive Income
       During the year ended December 31, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires the reporting of Comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information in the calculation of net income. The Company does not have any Comprehensive income as determined by SFAS 130.

2)  Accounts Receivable:
    The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1998 and 1997.


3)  Inventories:

    Inventories consist of the following:

                                           1998                 1997
                                           ----                 ----

 Raw materials                        $ 197,643        $      88,242
 Work in process                              -               61,999
 Finished goods                         280,851              172,289
                                        -------              -------

 Totals                                $478,494        $     322,530
                                        =======              =======

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4)  Property and Equipment:


    A summary of the major components of property and equipment is as follows:

                                              1998                 1997
                                              ----                 ----

    Computers, fixtures and equipment  $ 1,342,408          $ 1,256,652

    Leasehold improvements                       -                    -
                                         ---------            ---------
                                         1,342,408            1,256,652

    Less accumulated depreciation and
    amortization                        (1,111,320)          (1,036,592)
                                         ---------            ---------

    Totals                             $   231,088          $   220,060
                                         =========            =========


5)  Income Taxes:

    In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized in the accompanying balance sheet at December 31, 1998 and 1997 is $308,000.

    At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 1998 and 1997 operations has been reduced in its entirety by the valuation allowance. However, the Company believes it is more likely than not that it will realize the net deferred tax asset based upon the Company's future profitability and therefore not necessary to reduce the deferred tax asset of $308,000 that resulted from the 1992 operations.

    As a result of the operating losses for the years ended December 31, 1990 and 1992 - 1998 the Company has available to offset future taxable income a net operating loss of $9,397,364 expiring 2005 - 2018. In addition, research credits expiring 2005 - 2013 are available to offset future taxes.

    The components of the provision (credit) for income taxes from continuing operations is as follows:


                                        1998          1997
                                        ----          ----
    Deferred
           Federal                   $     -       $     -
    Current
           Federal                         -             -
           State                           -             -
                                     -------       -------
                                     $     -       $     -
                                     -------       -------

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations are as follows:
                                        1998          1997
                                        ----          ----

    Federal statutory rate         $(352,344)    $(347,490)
    Research tax credits                   -             -
    Tax benefit not provided due
          to valuation allowance     352,344       347,490
    Surtax exemptions, net                 -             -
    Other                                  -             -
                                     -------       -------
                                     $     -       $     -
                                     -------       -------

     Components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                      1998            1997
                                                      ----            ----
    Deferred tax assets:
        Tax benefits related to net  operating
        loss carryforwards and  research
                tax credits                     $3,144,625      $2,792,281
                                                ----------      ----------
    Total deferred tax assets                    3,144,625       2,792,281
    Valuation allowance for
             deferred tax assets                 2,836,625       2,484,281
                                                ----------      ----------
    Net deferred tax assets                     $  308,000       $ 308,000



6)  COMMITMENTS

    a) Leases

       The company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 1998 are as follows:


                                       1999                $   214,717
                                       2000                    201,322
                                       2001                    193,622
                                       2002                    185,483
                                       2003                    185,483
                                 After 2003                    243,644
                                                               -------
               Total minimum lease payments                 $1,224,291

Rent expense for the years ended December 31, 1998 and 1997 was $150,037,and $197,769 respectively.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    b) Employment Agreements:

       The Company maintains employment agreements with three officers, two of whom are also directors of the Company. The employment agreements contain change in control provisions that would entitle each of the three to receive up to 2.99 times their annual salary if there is a change in control in the Company (as defined) and a termination of their employment. The maximum contingent liability under these agreements in such event is approximately $ 1,016,600.


7)  Intangible Assets:

    On November 7, 1996, the Company acquired "Intellectual Property",
    issuing 1,500,000 shares of its common stock.   Based on technical
    reviews of the property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company began amortizing the property on January 1, 1997 over a period of five years. The amortization for 1998 and 1997 amounted to $300,000 for each year.

    Subsequent to the transaction on November 7, 1996 the seller's President Alan C. Bashforth became President and Chief Executive Officer at a management fee of $160,000 per year.

8) Stock Options and Warrants:

   On April 27, 1992, the shareholders approved the adoption of a successor Incentive Stock Option Plan encompassing 200,000 shares, excluding 90,950 that had not been subject to grants under the initial Plan. To date, net option grants with respect to 178,500 have been awarded, with 305,075 shares remaining available for future awards.

   During 1998, no shares were awarded. In 1997, a total of 62,000 shares were awarded, sixteen individuals participated in the Plan as a result of grant of options awarded. The share price of options on award ranged from $0.81 to $0.88 utilizing the market price of shares on date of award. To date, 78,425 shares have been exercised. No options have been awarded nor can be awarded at less than market value at the time of grant. Warrants to acquire 20,000 shares exercisable at $0.78 are outstanding at December 31, 1998.

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

   As required by FASB 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of FASB 123. An option pricing model similar to the Black-Scholes was used with the following weighted average assumptions used for grants in the year 1998 and 1997, respectively: expected volatility of 80 percent; risk free interest rate of 6% and 5.5% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material. These pro-forma calculations only include the effects of 1997 and 1998 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9) Major Customers:

   During 1998, three customers and their operating subsidiaries accounted for 82.95%, 4.69% and 3.45% of total sales. During 1997, three customers and their operating subsidiaries accounted for 88.7%, 4.3% and 3% of total sales.


10) Earnings (Loss) Per Share:

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

    The weighted average number of shares used to compute basic earnings
    (loss) per share was 14,535,649 in 1998 and 13,590,656 in 1997.