Form 10QSB
period 1999-03-31
SCIENCE DYNAMICS CORP
filed 1999-05-17
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 1999
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


         03/31/99    16,323,478 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 1999        1
                 (unaudited) and December 31, 1998 (audited)

                 Consolidated Statements of Operations for three months 2 ended March 31, 1999 (unaudited) and three months ended March 31, 1998 (unaudited)

                 Consolidated Statements of Cash Flows for three months 3 ended March 31, 1999 (unaudited) and three months ended March 31, 1998 (unaudited)

                 Consolidated Statements of Shareholders' Equity for     4
                 the year ended December 31, 1998 (audited) and the three months ending March 31, 1999 (unaudited)

                 Notes to Consolidated Financial Statements              5


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     5 - 9


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       10

         Item 2. Changes in Securities                                   10

         Item 3. Defaults upon Senior Securities                         10

         Item 4. Submission of Matters to Vote of Security Holders       10

         Item 5. Other Information                                       10

         Item 6. Exhibits and Reports                                    10

         Item 7. Signatures                                              11

                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                    ASSETS
                                                                           March 31,      December 31,
                                                                              1999            1998
                                                                            Unaudited        Audited
                                                                           ---------------------------

Current assets:
   Cash and cash equivalents                                               $   59,864      $   32,249
   Accounts receivable - trade                                                578,038         266,403
                       - other                                                185,075         659,900
   Inventories                                                                455,322         478,494
   Other current assets                                                        29,631          46,266
                                                                           ----------      ----------
      Total current assets                                                  1,307,930       1,483,312
                                                                           ----------      ----------

Property and equipment, net                                                   219,250         231,088
Software development costs, net of
  accumulated amortization of $416,987
  in 1999 and $382,239 in 1998                                                104,247         138,996
Deferred income taxes                                                         308,000         308,000
Intangible Assets, net of accumulated
 amortization of $675,000 in 1999 and
 $600,000 in 1998.                                                            825,000         900,000
Other assets                                                                  139,507          41,418
                                                                           ----------      ----------
  Total assets                                                             $2,903,934      $3,102,814
                                                                           ==========      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loan payable                                                            $  253,801      $  100,000
   Accounts payable                                                           485,946         638,493
   Accrued expenses, principally
      payroll related                                                          94,162         181,492
                                                                           ----------      ----------
      Total current liabilities                                               833,909         919,985
                                                                           ----------      ----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      16,323,478 and 15,861,449 issued
      16,197,678 and 15,735,649 outstanding
      in 1999 and 1998 respectively.                                          163,235         158,614
   Additional paid-in capital                                              10,974,808      10,729,429
  (Deficit)                                                                (8,670,185)     (8,307,381)
                                                                           ----------      ----------
                                                                            2,467,858       2,580,662
   Common stock held in treasury,
    at cost                                                                  (397,833)       (397,833)
                                                                           ----------      ----------
      Total shareholders' equity                                            2,070,025       2,182,829
                                                                           ----------      ----------
      Total liabilities and shareholders' equity                           $2,903,934      $3,102,814
                                                                            =========       =========


                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              for the Three Months Ended March 31, 1999 and 1998
                                 (UNAUDITED)
                                  ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):
                                                               1999             1998
                                                               ----             ----
 NET SALES                                                  $ 767,859       $1,572,707
                                                            ---------       ----------

Operating costs and expenses:

   Cost of sales                                              248,399          602,342
   Research and development                                   317,599          288,062
   Selling, general
     and administrative                                       561,574          607,757
                                                            ---------       ----------

                                                            1,127,572        1,498,161
                                                            ---------       ----------

Operating (loss)                                             (359,713)          74,546

Other income (expenses):

   Interest expense                                            (3,091)               -
                                                            ---------       ----------



Net Income (Loss)                                           $(362,804)      $   74,546
                                                            =========       ==========


Net Income (Loss) per common share
 Basic And Diluted                                          $   (0.02)      $     0.01
                                                            =========       ==========



                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the Three Months Ended March 31, 1999 and 1998
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                                       1999               1998
                                                                       ----               ----
Cash flows from operating
   activities:
  Net (loss)                                                        $(362,804)         $ 74,546
                                                                    ---------          --------

Adjustments to reconcile net (loss) to net cash
   provided by (used for) operating activities:
   Depreciation                                                        21,984            15,097
   Amortization of  capitalized software                               34,749            26,062
   Amortization of Intangible assets                                   75,000            75,000

Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                              (311,635)         (218,774)
    Other receivable                                                  474,825                 -
    Inventories                                                        23,172           (28,776)
    Other current assets                                               16,635             5,104
    Other assets                                                      (98,089)           (5,197)
   Increase (decrease) in:
     Accounts payable and accrued expenses                           (239,877)          129,158
                                                                    ---------          --------


Total adjustments                                                      (3,236)           (2,326)
                                                                    ---------          --------

 Net cash provided by  (used for)
   operating activities                                              (366,040)           72,220
                                                                    ---------          --------

Cash flows from investing  activities:
   Purchase of property and
      equipment - net                                                 (10,146)          (43,477)
                                                                    ---------          --------
   Net cash (used) in
      investing activities                                            (10,146)          (43,477)
                                                                    ---------          --------

Cash flows from financing activities:
   Increase (decrease) in Loan Payable                                 153,801
   Issuance of Common Stock                                            250,000                 -
                                                                     ---------          --------

   Net cash (used in) provided
      by financing activities                                          403,801                 -
                                                                     ---------          --------

Net increase (decrease) in
  cash and cash equivalents                                             27,615            28,743

Cash and cash equivalents -
  beginning of period                                                   32,249            21,181
                                                                     ---------          --------

Cash and cash equivalents -
  end of period                                                      $  59,864          $ 49,924
                                                                     =========          ========


                                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                                            THREE MONTHS ENDED MARCH 31, 1999
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):

                                          Common Stock           Additional                         Treasury
                                          ------------            Paid-In                           --------
                                      Shares         Amount       Capital       (Deficit)      Shares      Amount
                                      ------         ------       -------       ---------      ------      ------


Balance
 December 31, 1997                  14,661,449      $146,614    $10,166,429     $(7,271,075)    125,800    $397,833
                                    ----------      --------    -----------     -----------     -------    --------

Issuance of common stock
 net of related expenses             1,200,000        12,000        563,000               -           -         -

Net loss                                     -             -              -      (1,036,306)          -         -
                                    ----------      --------    -----------     -----------     -------    --------

Balance
 December 31, 1998                  15,861,449       158,614     10,729,429      (8,307,381)    125,800     397,833
                                    ==========      ========    ===========     ===========     =======    ========

Issuance of common stock
 net of related expenses               462,029         4,621        245,379               -           -         -

Net loss                                     -             -              -        (362,804)          -         -
                                    ----------      --------    -----------     -----------     -------    --------


Balance
 March 31, 1999                     16,323,478      $163,235    $10,974,808     $(8,670,185)    125,800    $397,833
                                    ==========      ========    ===========     ===========     =======    ========


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

        These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        Income per share
        ----------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Shares issuable upon exercise of common stock options and warrants are not included for the periods presented, as they would be anti-dilutive.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999.

	Business Overview
        -----------------

        Science Dynamics Corporation designs, develops and markets a variety of Telecommunication products and applications, including intelligent call processing platforms which provide telecommunications service capabilities to both the IP and public switched telephone network.

        These platforms are sophisticated software based systems that satisfy a wide range of computer telephony integration applications. The Company's development is driven by user needs for cost effective, easy to use multiservice products that provide an array of telecommunications solutions and services to the customers. These opportunities are primarily in the areas of Voice over Internet Protocol, Inmate Systems, Video over Frame Relay, Voice Announcements, Interactive Communications, Intelligent Network Control and Administration. The Company's strategy is to deliver quality software products and services that empower its customers to improve their applications and deploy quality services worldwide.

        IntegratorC-2000 IP Telephony products
        --------------------------------------

        During the first quarter, the Company concentrated its activities on research and development for the GateKeeper product. There was continual development on the Gateway products, adding the latest billing system components, working towards interoperability testing and creating an even more stable product.

        In March, One Stop Communication signed an agreement in principle with the Company and, subsequent to the quarter ending, finalized a contract for more than 50,000 lines of gateway equipment contingent upon customer approval of an initial installation scheduled for the latter part of May. As part of the roll out strategy for its Voice over IP Telephony System, the Company has been conducting sales presentations to prospective customers worldwide.

        VFX Product
        -----------

        During the first quarter, The World Bank, the largest provider of development assistance to the international community, has chosen Science Dynamics' VFX-250S Frame Relay Access Device to seamlessly integrate Videoconferencing to its remote sites over an existing Frame Relay infrastructure. The Company believes the World Bank acceptance has enhanced the Company's recognition within the industry and aided in positioning the Company within both Cisco and PictureTel, the industry leaders in the Frame Relay and VideoConferencing markets, respectively.

        The Company also released and shipped the first VFX-240S products, a reduced capability version of the VFX-250S. A new release of the VFX-250S product (version 2.2) has passed beta testing and will be ready for final release. Version 2.2 includes several new features and will be offered as an upgrade to all 2.1 users. The Company also adopted a new 'soft' approach to all the documentation supplied with the VFX products, shipping a single CD, which includes marketing material, manuals, software and help capability.

        CIMS
        ----

        The Company installed its new CIMS II WindowsNT software system at Rocky Mount, NC and Leesburg, FL network operation centers, with the Carlisle, PA Northeast operations center to follow. The CIMS Centralized Intercept Message System provides the automatic data base broadband administrative capabilities for Telco's change number databases for directory assistance and telephone directory updates.

        COMMANDER
        ---------

        The Commander II Version 2.0 WindowsNT software module was installed in a Bell Advanced Technology Laboratory for acceptance testing and approval. In addition to implementing a new Commander I & II annual software licensing program, contract negotiations were commenced for Commander pricing, support services and annual software licensing programs. The Company initiated the conversions of currently installed CCTD and Commander Plus systems (Phase I) to the Year 2000 compliant Commander II WindowsNT Inmate Phone Control System (IPCS).

        A performance trial 3-Way Call Detection system was installed at a major prison facility in Oklahoma. The Company's new NetLynks centralized management system for telephone call LIDB Line Identification Data Base verification and billing, and a new Commander call transaction pricing program based on monthly inmate completed telephone call activity have both been established as marketing offerings.

        The Company completed the acquisition of the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock to GORCA Memory systems, Inc., et. al. This conveyance provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device is designed to reduce costly retransmission and can be utilized across various data transport mediums.


        Year 2000 Technology
        --------------------

        The Company continues to investigate the Year 2000 issue to ensure its operations and systems will not be adversely impacted by the inability of the Company's systems to process data having dates that could be affected by the Year 2000 issue.

        There are only six major suppliers of products incorporated into the Company's final system. Each of those suppliers has attested that the components are Y2K compliant. With those sub-systems installed in the Company's newest system, compliance testing following the defined test plan is progressing with competition scheduled for June 1999.

        There are twenty-two support facilities such as telephone, utilities, banks, etc., nine have attested to be compliant with the remaining thirteen in testing to prove compliance or correct. If any company should fail to attest compliance, that supplier will be replaced, if practical.


        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Three Months ended March 31, 1999 compared to the Three Months ended March 31,1998 (unaudited).

                                                    Nine Months Ended
                                                         March 31,
                                                   1999            1998
                                                   ----            ----
         Sales                               $  767,859      $1,572,707
         Net Income (Loss)                     (362,804)         74,546
         Net Income (Loss) Per Share             $(0.02)         $ 0.01


                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1999        1998         1999      1998
                                     ----        ----         ----      ----

Cost of Goods Sold             $  248,399  $  602,342         32.4%    38.3%

Research & Development            317,599     288,062         41.4%    18.3%

Sales, General & Admin            561,574     607,757         73.1%    38.6%

Total Operating Costs
and Expenses                   $1,127,572  $1,498,161        146.9%    95.2%

        Sales for the three-month period of 1999 were $767,859 compared to $1,572,707 in the corresponding period in 1998. The Commander Inmate Product was the major contributor to the sales results in the three months ending 1999 and 1998. The sales of the VFX-250 have been lower than originally projected due to the lack of market awareness and acceptance of the product. The selection of the VFX-250S by the World Bank Group is expected to provide both credibility to product functionality and to market exposure to exchange sales of this product.

        The Company's results of operations have and may continue to be subject to significant quarterly variation. The results for a particular quarter may vary due to a number of factors, including the development status and demand for the Company's products, economic conditions in the Company's markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by the Company, the introduction of new products and product enhancements by the Company or its competitors pricing and other competitive conditions.

        Cost of Goods sold decreased to $248,399 in the first three months of 1999 from $602,342 in the corresponding three-month period of 1998. The decrease in the cost of goods sold is attributable to the lower level of sales achieved in the quarter ended 1999.

        Research & Development expenses increased to $317,599 in the first three months of 1999 as compared to $288,062 in the comparable three-month period of 1998. The increased costs are attributable to the use of contract engineering to augment the engineering group.

        The Company's ability to accomplish it's future growth strategy effectively will require it to invest significant resources to attract, train, motivate and manage its employees successfully as market acceptance of the new product offerings comes to fruition.

        Sales, General & Administrative expenses decreased to $561,574 in the first three months of 1999, compared to $607,757 in the corresponding period of 1998. The decrease is related to the reduction of overhead resulting from sub leasing approximately half of the facility.

        Interest expenses were incurred as part of the cost of the financing agreement with The CIT Group/Commercial Services. The agreement, for a revolving credit facility has provided a solution to cash flow situations that occur due to the fluctuations in sales revenue.


        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents increased to $59,864 for the period ended March 31, 1999 from $32,249 at December 31, 1998. The current ratio is 1.6 to 1 for the period ended March 31, 1999 same as December 31, 1998.

        Cash used for operations during the three-month period ended
        March 31, 1999 was $366,040 compared to $72,220 provided by operating activities in the corresponding period of 1998. The change was primarily attributable to the collections of other receivables resulting in a decrease in accounts payable and accrued expenses offset by the increase in accounts receivable.

        Cash used for investing activities for the three months ended
        March 31, 1999 amounted to $10,146 compared to $43,477 in the comparable period of 1997. The expenditures in both periods were for development applications for product development and enhancement. Cash provided by financing activities amounted to $403,801 in the three-month period ended March 31, 1999. The increase was the funds provided by the issuance of the 250,000 shares of common stock for the private placement. Another factor was an increase in the loan payable related to the financing arrangement with CIT to assist in the management of cash flows as necessary.

        The Company believes that funds generated by operations, the remaining proceeds from the private equity placement and the additional borrowings that will be available under the credit facility should enable the Company to meet its current working capital needs. Management is committed to exploring both product opportunities and strategic alliances to enable sustained growth to promote investor interest and confidence.

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

        None.

Item 3. Defaults Upon Senior Securities

        There has been no default of any nature upon any form neither of senior security nor in payment of interest or sinking or purchase fund installment with respect to any indebtedness of the registrant, nor any other form of default upon any financial obligation.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6.	Exhibits and Reports on Form 8-K.

        (b) Reports on Form 8-K
            Filed January 29, 1999 concerning the private offering of the Company's common stock.

Item 7. Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


      Signature                Title                        Date
      ---------                -----                        ----

By:   /s/ Alan C. Bashforth    CEO, President, Director     May 17, 1999
      ---------------------
      Alan C. Bashforth


By:   /s/ Joy C. Hartman       Exec. Vice President, CFO,   May 17, 1999
      ---------------------    Treasurer, Secretary and
      Joy C. Hartman           Director