Form 10QSB
period 1999-06-30
SCIENCE DYNAMICS CORP
filed 1999-08-16
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 1999
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


         06/30/99    16,833,478 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 1999         1
                 (unaudited) and June 30, 1998 (audited)

                 Consolidated Statements of Income (loss) for Six
                 months and three months ended June 30, 1999
                 (unaudited) and six months and three months ended
                 June 39, 1998 (unaudited)                               2

                 Consolidated Statements of Cash Flows for Six
                 months and three months ended June 30, 1999
                 (unaudited) and six months and three months ended
                 June 39, 1998 (unaudited)                               3

                 Consolidated Statements of Shareholders' Equity for     4
                 the year ended December 31, 1998 (audited) and the six months ending June 30, 1999 (unaudited)

                 Notes to Consolidated Financial Statements              5


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     5-11


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       12

         Item 2. Changes in Securities                                   12

         Item 3. Defaults upon Senior Securities                         12

         Item 4. Submission of Matters to Vote of Security Holders       12

         Item 5. Other Information                                       12

         Item 6. Exhibits and Reports                                    12

         Item 7. Signatures                                              13

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                    ASSETS
                                                           June 30,       December 31,
                                                             1999            1998
                                                          Unaudited         Audited
                                                         ----------------------------
Current assets:
   Cash and cash equivalents                          $     67,429        $    32,249
   Accounts receivable - trade                             327,923            266,403
   Accounts receivable - other                             201,099            659,900
   Inventories                                             442,754            478,494
   Other current assets                                     14,221             46,266
                                                      ------------        -----------
      Total current assets                               1,053,426          1,483,312
                                                      ------------        -----------

Property and equipment, net                                205,769            231,088
Software development costs, net of
  accumulated amortization of $451,736
  in 1999 and $382,239 in 1998                              69,498            138,996
Deferred income taxes                                      308,000            308,000
Intangible Assets, net of accumulated
 amortization of $750,000 in 1999 and
 $600,000 in 1998.                                         750,000            900,000
Other assets                                               137,597             41,418
                                                      ------------        -----------
      Total assets                                    $  2,524,290        $ 3,102,814
                                                      ============        ===========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loan Payable                                          $ 243,224        $   100,000
   Accounts payable                                        337,890            638,493
   Accrued expenses, principally
          payroll related                                  119,055            181,492
                                                      ------------        -----------
      Total current liabilities                            700,169            919,985
                                                      ------------        -----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      16,833,478 and 15,861,449 issued
      16,707,678 and 15,735,649 outstanding
       in 1999 and 1998 respectively.                      168,335            158,614
   Additional paid-in capital                           11,224,683         10,729,429
   Retained earnings (deficit)                          (9,171,064)        (8,307,381)
                                                      ------------        -----------
                                                         2,221,954          2,580,662
   Common stock held in treasury,
    at cost                                               (397,833)          (397,833)
                                                      ------------        -----------
   Total shareholders' equity                            1,824,121          2,182,829
                                                      ------------        -----------
   Total liabilities and shareholders'
    equity                                            $  2,524,290        $ 3,102,814
                                                      ============        ===========


                               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                               ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):
                                               Six Months Ended June 30,     Three Months Ended June 30,
                                                  1999             1998             1999           1998
                                                  ----             ----             ----           ----


 NET SALES                                   $1,208,224      $2,325,306        $ 440,365      $ 752,599
                                             ----------      ----------        ---------      ---------



Operating costs and expenses:

      Cost of sales                             433,948         897,643          185,549        295,301
      Research and development                  615,773         613,128          298,174        325,066
      Selling, general
          and administrative                  1,015,281       1,242,494          453,707        634,737
                                             ----------      ----------        ---------      ---------

                                              2,065,002       2,753,265          937,430      1,255,104
                                             ----------      ----------        ---------      ---------

Operating (loss)                               (856,778)       (427,959)        (497,065)      (502,505)

Other (expenses):
   Interest and other
    investment income                               -               -                -              -
   Interest expense                              (6,905)            -             (3,814)           -
                                             ----------      ----------        ---------      ---------



Net (Loss)                                   $ (863,683)     $ (427,959)       $(500,879)     $(502,505)
                                             ==========      ==========        =========      =========



Net (Loss) per common share                  $    (0.05)     $    (0.03)       $   (0.03)     $   (0.03)
                                             ==========      ==========        =========      =========

                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                               ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                            Six Months Ended June 30,     Three Months Ended June 30,

                                               1998           1997             1998          1997
                                               ----           ----             ----          ----

Cash flows from operating
 activities:
   Net income (loss)                       $(863,683)     $(427,959)      $(500,879)     $(502,505)
                                           ---------      ---------       ---------      ---------

Adjustments to reconcile
 net (loss) to net cash
 provided by (used for)
 operating activities:
   Depreciation                               44,630         32,597          22,646         17,500
   Amortization of
    capitalized software                      69,498         52,123          34,749         26,061
   Amortization of
     Intangible assets                       150,000        150,000          75,000         75,000
Changes in operating assets
 and liabilities:
   (Increase) decrease in:
    Accounts receivable                      (61,520)       213,416         250,115        432,190
    Other receivable                         458,801                        (16,024)
    Inventories                               35,740       (230,669)         12,568       (201,893)
    Other current assets                      32,045         22,946          15,410         17,842
    Other assets                             (96,179)        (5,697)          1,910           (500)
   Increase (decrease) in:
     Accounts payable and
        accrued expenses                    (363,040)       270,782        (123,163)       141,625
                                           ---------      ---------       ---------      ---------

Total adjustments                            269,975        505,498         273,211        507,825
                                           ---------      ---------       ---------      ---------

 Net cash provided by
  (used for) operating
  activities                                (593,708)        77,539        (227,668)         5,320
                                           ---------      ---------       ---------      ---------

Cash flows from investing
 activities:
 Purchase of property and
    equipment - net                          (19,311)       (74,878)         (9,165)       (31,402)
                                           ---------      ---------       ---------      ---------
   Net cash (used) in
    investing activities                     (19,311)       (74,878)         (9,165)       (31,402)
                                           ---------      ---------       ---------      ---------

Cash flows from financing
 activities:
 Increase (decrease) in
  Loan Payable                               143,224              -          (10,577)             -
 Issuance of common stock
  and warrants                               504,975              -          254,975              -
                                           ---------      ---------       ---------      ---------
   Net cash (used in) provided
    by financing activities                  648,199              -          244,398              -
                                           ---------      ---------       ---------      ---------

Net increase (decrease) in
 cash and cash equivalents                    35,180          2,661            7,565        (26,082)

Cash and cash equivalents -
 beginning of period                          32,249         21,181           59,864         49,924
                                           ---------      ---------       ---------      ---------

Cash and cash equivalents -
 end of period                             $  67,429      $  23,842         $  67,429      $  23,842
                                           =========      =========       ===========    ===========



                                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                                             SIX MONTHS ENDED JUNE 30, 1999
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):

                                          Common Stock           Additional                         Treasury
                                          ------------            Paid-In                           --------
                                      Shares         Amount       Capital       (Deficit)      Shares      Amount
                                      ------         ------       -------       ---------      ------      ------

Balance
 December 31, 1997                   14,661,449     $146,614     $10,166,429     $(7,271,075)    125,800    $397,833
                                     ----------     --------     -----------     -----------     -------    --------

Issuance of common stock
 net of related expenses              1,200,000       12,000         563,000               -           -         -

Net loss                                      -            -               -      (1,036,306)          -         -
                                     ----------     --------     -----------     -----------     -------    --------

Balance
 December 31, 1998                   15,861,449      158,614      10,729,429      (8,307,381)    125,800     397,833
                                     ==========     ========     ===========     ===========     =======     =======

Issuance of common stock
 net of related expenses                972,029        9,721         495,254                           -         -

Net loss                                      -            -               -        (863,683)          -         -
                                     ----------     --------     -----------     -----------     -------    --------

Balance
 June 30, 1999                       16,833,478     $168,335     $11,224,683     $(9,171,064)    125,800    $397,833
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1999 AND FOR THE SIX MONTHS ENDED JUNE 30, 1998.

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

        The second quarter has been a building quarter for Science Dynamics in regards to the Telephony over IP IntegratorC-2000(R) series platform and the VFX product lines. The Company has entered into an arrangement with a next generation telco assisting in the funding for the promotion, consulting and further development of the IP Telephony product.


        IntegratorC-2000(R) IP Telephony Products
        -----------------------------------------

        The development effort on the IntegratorC-2000(R) series platform has progressed markedly in the second quarter. There was continual development on the Gateway products, adding the latest billing system components, working towards interoperability testing and creating a more stable product.

        During the second quarter the contract with One Stop Communication was finalized for more than 50,000 lines of gateway equipment, contingent upon customer approval of operational tests. The initial installation was completed in New York and Los Angeles and the trials are currently underway. The Company anticipates the testing to be completed the end of August. Once the tests are completed, OSCM has stated that it will provide SDC with a rollout schedule defining equipment requirements and timeframes. An order for the initial rollout of 1000 ports is expected upon the successful completion of the test phase. The Company has been conducting sales presentations to prospective customers worldwide for its Voice over IP Telephony System.

        Currently in development are new service modules for the IntegratorC-2000(R) VoIP family of products. The SS7 Interface will allow an Integrator Gateway to connect to Carrier networks as an End Office Gateway. The H323 Interface allows interoperability between Gateways of various vendors as well as desktop clients such as Microsoft NetMeeting. An H323 compliant gatekeeper also in development helps complete the suite of IP based voice and switching products.

        VFX Product
        -----------

        Though the VFX was launched into the market over a year ago the effort of building awareness of the product has been focused primarily on creating and building the distribution channels. The channels have given SDC an access point to the market place, however without a strong marketing message and focus the channels have underperformed.

        In the past three months the issue has been readdressed by dedicating a sales person to maintain active contact with the distribution channels, seek out endorser opportunities, develop an awareness in the frame relay user market place and increase press coverage. The biggest hurdle in launching this product is the major portion of the Frame Relay and video conferencing market continues to be unaware that it is possible to use frame relay networks to carry video conferencing.

        A public relations firm has also been hired to promote to the video conferencing and frame relay user groups the cost effectiveness of video over frame relay as well as the availability.

        Since these additions, there has been a notable improvement in market awareness, though this is not reflected in the second quarter sales figures. As these changes build and grow the initial indications point to a stronger third and fourth quarter.


        COMMANDER
        ---------

        The absence of purchase orders from the Company's largest inmate phone control customer primarily responsible for the soft sales performance during the second quarter. This customer has an edict to be Y2K compliant prior to September 1 of this year. With this priority directive the customer has been busy managing Y2K activities including hardware and software testing for all systems for the PayPhone and Inmate markets. Accordingly, new system and existing system expansions purchases have been placed on hold until the customer is certain that all Y2K testing and compliance is compete. The Company expects to see an improvement in sales revenues from this customer throughout Q4 and continuing into Q1 of 2000.

        Inmate sales opportunities are currently underway with other RBOC's and Independents. The Commander system is currently undergoing testing at a different RBOC's correctional facility and is progressing well. It is anticipated that the Company's patented Three Way Call Detection software modules will meet their expectations. New business potential as a result of this testing could be realized in Q4 of this year and throughout 2000.

        CIMS/Voice Intercept
        --------------------

        CIMS and Voice Intercept sales have reflected limited sales activities for the same Y2K reasons. We are projecting limited revenue growth for this niche market in Q4 and throughout 2000.


        Year 2000 Technology
        --------------------

        The Company continues the investigation on the Year 2000 issue to ensure its operations and systems will not be adversely impacted by the inability of the Company's and supplier systems to process data affected by Year 2000 date corruption.

        There are six major suppliers of products incorporated into the Company's final systems. Each of those suppliers has attested that the components are Y2K compliant. With those sub-systems installed in the Company's newest platform, compliance testing, following the defined test plan was satisfactorily completed during June.

        There are twenty-two identified critical facilities such as telephone, utilities, banks, etc., thirteen have attested to be compliant with the remaining nine in the testing phase to prove compliance or correction. If any company should fail to attest compliance, that supplier will be replaced, if practical.


        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Six Months ended June 30, 1999 compared to the Six Months ended June 30, 1998 (unaudited).

                                        For the Six Months Ended June 30,
                                                   1999            1998
                                                   ----            ----
         Sales                               $1,208,224      $2,325,306
         Net Loss                              (863,683)       (427,959)
         Net Loss Per Share                      $(0.05)          $(.03)

                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1999        1998         1999      1998
                                     ----        ----         ----      ----

Cost of Goods Sold               $433,948    $897,643         35.9%     38.6%

Research & Development            615,773     613,128         51.0%     26.4%

Selling, General & Admin        1,015,281   1,242,494         84.0%     53.4%

Total Operating Costs
and Expenses                   $2,065,002  $2,753,265        170.9%    118.4%


        Sales for the six-month period of 1999 were $1,208,224 a decrease of $1,117,082 from sales of $2,325,306 in the corresponding period in 1998. The decrease in revenues was attributable to a lack of sales of the Commander II inmate call control system and the underperformance of the distribution channels for the Video Over Frame Relay VFX 250S product. Such quarter over quarter differences continue to plague the business due to the Company being unable to specifically work from any significant backlog. Management of the Company believes as the marketing and sales strategies for the IP Telephony and the VFX products are implemented the Company will be less dependent on a single product line and will be able to achieve a continual sales growth pattern.

        Cost of Goods sold decreased to $433,948 in the first six months of 1999 from $897,643 in the corresponding six-month period of 1998. The decrease in the cost of goods sold was directly related to the decrease in sales revenue.


        Research & Development expenses increased to $615,773 in the first six months of 1999 as compared to $613,128 in the comparable six-month period of 1998. The Company expects to continue to invest significant resources for sustaining product engineering and new product development to be well positioned to enter the emerging IP marketplace.


        Sales, General & Administrative expenses decreased to $1,015,281 in the first six months of 1999, compared to $1,242,494 in the corresponding period of 1998. The decrease was attributable to the sharing of the overhead for the promotion of the IP Telephony Product. The Company expects that selling and marketing expenses will increase from the current level as the Company continues to increase our internal sales staff and marketing efforts to further expose our products to the business and special applications markets.

        Three Months ended June 30, 1999 compared to the Three Months ended June 30, 1998 (unaudited).

        Three Months ended June 30, 1999 compared to the Three Months ended June 30, 1998 (unaudited).

                                         For the Quarter Ended June 30,
                                                   1999            1998
                                                   ----            ----
         Sales                                 $440,365        $752,559
         Net Loss                             $(500,879)      $(502,505)
         Net Loss Per Share                      $(0.03)         $(0.03)



                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1999        1998         1999      1998
                                     ----        ----         ----      ----

Cost of Goods Sold               $185,549    $295,301         42.1%     39.2%

Research & Development            298,174     325,066         67.7%     43.2%

Selling, General & Admin          453,707     634,737        103.0%     84.3%

Total Operating Costs
and Expenses                     $937,430  $1,255,104        212.8%    166.7%


        Cost of Goods sold in the three months ended June 30, 1999 was $185,549 as compared to $295,301 in the corresponding period of 1998. The decrease is directly attributable to the low sales captured in the second quarter of 1999.

        Research & Development expenses decreased from $325,066 in the second quarter of 1998 to $298,174 in the corresponding quarter of 1999. Although the Company continues to expend resources in this area to accomplish its growth strategy, it was offset by the financial assistance extended by the next generation telco during the second quarter.

        Sales, General & Administrative expenses, decreased $181,030 in 1999 over the corresponding quarter in 1998. This decrease is attributable to the funding agreement to promote and expand the IP Telephony sales effort into the international marketplace.


        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents increased to $67,429 for the period ended June 30, 1999 from $32,249 at December 31, 1998. Net cash used for operating activities was $593,708 for the six months period ended June 30, 1999 compared to $77,539 net cash provided by operating activities in six month ended June 30, 1998. Net cash used for operating activities was $227,668 for the quarter ended June 30, 1990 compared to net cash provided by operating activities of $5,320 in the comparable quarter of 1998. The change was primarily a result of the loss from operations, the increase in receivables and a decrease in accounts payable.

        Net cash used in investing activities was $19,311 during the six-month period of 1999 compared to $74,878 in the corresponding six-month period of 1998. Net cash used in investing activities in the current quarter of 1999 was $9,165 compared to $31,402 in the quarter ended June 30, 1998.

        Net cash provided by financing activities was $648,199 for the six-month period ended June 30, 1999 and $244,398 for the three-month period ended June 30, 1999.

        The Company has financed its recent operations primarily from the proceeds of private placements of its securities, to subsidize its working capital needs. The accounts receivable purchase agreement with CIT/Commercial Services has provided the bridge to augment the periods of revenue fluctuation. Management believes that the forecasted sales generating cash flow from operations along with funds originating from the next generation telco will be sufficient to finance the Company's operations and meet its foreseeable cash requirements.

        Certain statements contained in the 10QSB concerning the Company's business outlook on future performance and statements concerning assumptions made or expectations as to any future events, conditions or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those set forth in this report. These factors include industry specific factors including significant competition in the communications infrastructure equipment industry characterized by rapid technological change, new product development, product obsolescence, and significant price erosion over the life of a product, our ability to timely develop and produce commercially viable products at competitive prices, the ability of our products to operate and be compatible with various OEM equipment, our ability to produce products which meet the quality standards of both existing and potential new customers, our ability to accurately anticipate customer demand, our ability to manage expense levels, the availability and cost of components, our ability to maintain our financial liquidity and worldwide economic and political conditions.

PART II. OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
_____________________________________________

Item 1. Legal Proceedings

        No material developments.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

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


      Signature                Title                        Date
      ---------                -----                        ----

By:   /s/ Alan C. Bashforth    CEO, President, Director     August 16, 1999
      ---------------------
      Alan C. Bashforth


By:   /s/ Joy C. Hartman       Exec. Vice President, CFO,   August 16, 1999
      ---------------------    Treasurer, Secretary and
      Joy C. Hartman           Director