Form 10QSB
period 1999-09-30
SCIENCE DYNAMICS CORP
filed 1999-11-15
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 1999
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

                                  22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


          1919 Springdale Road, Cherry Hill, New Jersey   08003
          -----------------------------------------------------
                (Address of principal executive offices)

                      (    856     )     424-0068
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


         09/30/99    16,707,678 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30, 1999    1
                 (unaudited) and December 31, 1998 (audited)

                 Consolidated Statements of Income (loss) for Nine
                 months and three months ended September 30, 1999
                 (unaudited) and nine months and three months ended
                 September 30, 1998 (unaudited)                          2

                 Consolidated Statements of Cash Flows for Nine
                 months ended September 30, 1999 (unaudited) and
                 nine months ended September 30, 1998 (unaudited)        3

                 Notes to Consolidated Financial Statements              4


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     4-10


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       11

         Item 2. Changes in Securities                                   11

         Item 3. Defaults upon Senior Securities                         11

         Item 4. Submission of Matters to Vote of Security Holders       11

         Item 5. Other Information                                       11

         Item 6. Exhibits and Reports                                    11

         Item 7. Signatures                                              12

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                       ASSETS

                                                       September 30       December 31,
                                                           1999               1998
                                                        Unaudited            Audited
                                                       ------------       ------------
Current assets:
   Cash and cash equivalents                          $     78,765        $   32,249
   Accounts receivable - trade                             493,882           266,403
   Accounts receivable - other                              27,223           659,900
   Inventories                                             362,833           478,494
   Other current assets                                     38,697            46,266
                                                       -----------        ----------
     Total current assets                                1,001,400         1,483,312
                                                       -----------        ----------

Property and equipment, net                                202,908           231,088
Software development costs, net of
 accumulated amortization of $486,485
 in 1999 and $382,239 in 1998                               34,749           138,996
Deferred income taxes                                      308,000           308,000
Intangible Assets, net of accumulated
 amortization of $825,000 in 1999 and
 $600,000 in 1998.                                         675,000           900,000
Other assets                                               135,686            41,418
                                                       -----------        ----------
   Total assets                                       $  2,357,743        $3,102,814
                                                       ===========        ==========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Loan Payable                                       $    266,746        $  100,000
 Advance Deposit                                         259,281               -
 Accounts payable                                        404,389           638,493
 Accrued expenses, principally
    payroll related                                      126,503           181,492
                                                       -----------        ----------
  Total current liabilities                            1,056,919           919,985
                                                       -----------        ----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
    45,000,000 shares authorized,
    16,833,478 and 15,861,449 issued
    16,707,678 and 15,735,649 outstanding
    in 1999 and 1998 respectively.                         168,335           158,614
   Additional paid-in capital                           11,217,183        10,729,429
   Retained earnings (deficit)                          (9,686,861)       (8,307,381)
                                                       -----------        ----------
                                                         1,698,657         2,580,662
   Common stock held in treasury,
    at cost                                               (397,833)         (397,833)
                                                       -----------        ----------
   Total shareholders' equity                            1,300,824         2,182,829
                                                       -----------        ----------
   Total liabilities and shareholders'
    equity                                            $  2,357,743        $3,102,814
                                                       ===========        ==========

                               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)
                                               ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                         Nine Months Ended September 30,         Three Months Ended September 30,

                                                1999                1998               1999                1998
                                                ----                ----               ----                ----

 NET SALES                                $   1,828,559         $3,400,297        $   620,335         $   1,074,991
                                          -------------         ----------        -----------         -------------



Operating costs and expenses:

   Cost of sales                                881,072          1,299,739            447,124               402,096
   Research and development                     914,677            954,416            298,904               341,287
   Selling, general
    and administrative                        1,403,562          1,770,243            388,281               527,750
                                          -------------         ----------        -----------         -------------

                                              3,199,311          4,024,398          1,134,309             1,271,133
                                          -------------         ----------        -----------         -------------

Operating (loss)                             (1,370,752)          (624,101)          (513,974)             (196,142)

Other (expenses):
   Interest expense                              (8,728)            (2,354)            (1,823)               (2,354)
                                          -------------         ----------        -----------         -------------


Net (Loss)                                $  (1,379,480)        $ (626,455)       $  (515,797)        $    (198,496)
                                          =============         ==========        ===========         =============


Net (Loss) per common share               $       (0.08)        $    (0.04)       $     (0.03)        $       (0.01)
                                          =============         ==========        ===========         =============

                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                               ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):

                                                            Nine Months Ended September 30,
                                                                 1999                1998
                                                                 ----                ----
Cash flows from operating activities:
 Net (loss)                                                  $(1,379,480)        $ (626,455)

Adjustments to reconcile net (loss) to
 net cash  provided by (used for)
 operating activities:
  Depreciation                                                    67,748             52,981
  Amortization of capitalized software                           104,247             78,185
   capitalized software
  Amortization of Intangible assets                              225,000            225,000
Changes in operating assets and liabilities:
 (Increase) decrease in:
  Accounts receivable                                           (227,479)            24,010
  Other receivable                                               632,677                  -
  Inventories                                                    115,661            (54,850)
  Other current assets                                             7,569             15,356
  Other assets                                                   (94,268)            (5,697)
 Increase (decrease) in:
   Deposit in Advance                                            259,281                  -
    accrued expenses                                            (289,093)           189,934
                                                             -----------         ----------

Total adjustments                                                801,343            524,919
                                                             -----------         ----------

Net cash provided by (used for)
 operating activities                                           (578,137)          (101,536)
                                                             -----------         ----------

Cash flows from investing activities:

Purchase of property and equipment - net                         (39,568)           (82,750)
                                                             -----------         ----------

 Net cash (used) in investing activities                         (39,568)           (82,750)
                                                             -----------         ----------

Cash flows from financing activities:                                                     -
 Increase (decrease) in
  Loan Payable                                                   166,746            180,521
 Issuance of common stock and warrants                           497,475                  -
                                                             -----------         ----------

   Net cash (used in) provided
    by financing activities                                      664,221            180,521
                                                             -----------         ----------

Net increase (decrease) in
 cash and cash equivalents                                        46,516             (3,765)

Cash and cash equivalents -
 beginning of period                                              32,249             21,181
                                                             -----------         ----------

Cash and cash equivalents -
 end of period                                               $    78,765         $   17,416
                                                             ===========         ==========

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND
        RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

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


        IntegratorC-2000(R) IP Telephony Products
        -----------------------------------------

        The development effort on the IntegratorC-2000(R) series platform has continued to progress during the third quarter. Accomplishments to date include the H323 interface service Multipacket IP Compression that allows for greater utilization of network bandwidth and greater port concentration per node. Gatekeeper services such as address translation and real time call rating provide the basis for large multi-node VoIP networks. Currently in development is an SS7 Server which allow one or more Integrator Gateways to connect to Carrier networks as an End Office Gateway or centralized tandem access for large scale network handoff to traditional PSTN carriers.
        Also in development is an SNMP management solution for Integrator networks and a new Integrator hardware platform is currently in test. This new platform will provide higher densities of trunk termination in a smaller footprint.

        During the third quarter a purchase order for the first phase of the rollout was received from One Stop Communication in the amount of
        $3.1 million.   Site preparation for the first eight sites is
        underway. Management anticipates the financial arrangements to be finalized imminently. The Company continues to conduct sales presentations to prospective customers worldwide for its Voice over IP Telephony System. Management is committed to penetrating the marketplace by obtaining the strategic alliances necessary to enable sustained growth.


        VFX Product
        -----------


        The VFX 250-S has seen a marked increase in awareness from the international market. This is due to a couple of factors.
        First, a joint press release with Lucent Technologies was issued in the third quarter announcing a successful contract negotiation with the Government of the Northwest Territories of Canada in which Lucent has been the chosen supplier for a video over frame relay system using SDC's VFX-250S. In turn, this announcement created a great deal of interest in the international market where a marked increase in inquiries has been received.

        Second, SDC completed shipment of our largest project to date.
        Over 150 VFX-250S are currently being installed in a project involving a Latin American government organization. This project signals the first time such a large number of VFX's have been deployed in a single frame relay network.

        Third, SDC kicked off a road show campaign with one of its larger resellers, which has already shown an increase in sales inquiries.

        With the third quarter initiatives continuing and the emphasis on pushing the resellers to promote VFX, SDC has seen a marked increase in the number of sales inquiries. As these projects tend to have at least a six-month lead-time this gives SDC a good base upon which to build.


        COMMANDER
        ---------

        The majority of the Company's customers in the correctional market place continued to spend their resources (both labor and funding) on Y2K projects. The majority of the telephone companies have frozen the purchasing of new software based products through March 2000. This time interval will be dedicated to testing all new software products for Y2K compliance. Our customers will also be working with suppliers in de-bugging installed software system to insure their obligations to Y2K compliance.

        Customer dedication to the above mentioned Y2K actions has had a negative impact on Commander sales revenue throughout Q3. The Company anticipates that sales revenue Q4 will reflect only modest improvement as our customers continue to upgrade their installed system with the Y2K compliant Commander systems.

        Inmate sales opportunities are currently being managed with several long distance service providers and the RBOC's. The Company is currently in BETA test for the V.20 Commander administration software module. The V.20 software release brings forth many new and robust system features that customers have requested since the Commander product line was introduced. This new software release is a priced software upgrade that will be implemented in all Commander systems presently installed.

        The Commander product line passed product line acceptance testing at one of the major RBOC's. We are currently in negotiations with this RBOC in signing a master purchasing agreement that will position SDC as a primary supplier for their inmate telephone control system requirements.

        CIMS/Voice Intercept
        --------------------

        Sales revenues in these product lines have been extremely modest. This is a result of the Y2K actions of our customers. The Company anticipates a significant sales revenue opportunity for our Voice Intercept product in Q1 of 2000.

        Year 2000 Technology
        --------------------

        The Company continues the investigation on the Year 2000 issue to ensure its operations and systems will not be adversely impacted by the inability of the Company's and supplier systems to process data affected by Year 2000 date corruption.

        There are six major suppliers of products incorporated into the Company's deliverable systems. Each of those suppliers has attested that the components are Y2K compliant. With those sub-systems installed in the Company's newest platform, compliance testing, following the defined test plan was satisfactorily completed in June.

        There are twenty-two identified critical facilities such as telephone, utilities, banks, etc., There are only three entities that have reported to still be in the testing phase to prove compliance or needed correction. The other facilities have attested to be compliant. If any company should fail to confirm compliance, that supplier will be replaced, if practical.


        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Nine Months ended September 30, 1999 compared to the Nine Months ended September 30, 1998 (unaudited).


                                        For the Nine Months Ended September 30,
                                                   1999            1998
                                                   ----            ----
         Sales                               $1,828,559      $3,400,297
         Net Loss                            (1,379,480)       (626,455)
         Net Loss Per Share                      $(0.08)          $(.04)



                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1999        1998         1999      1998
                                     ----        ----         ----      ----

Cost of Goods Sold               $881,072  $1,229,739         48.2%     38.2%

Research & Development            914,677     954,416         50.0%     28.1%

Selling, General & Admin        1,403,562   1,770,243         76.8%     52.1%

Total Operating Costs
and Expenses                   $3,199,311  $4,024,398        175.0%    118.4%

        Sales for the nine-month period of 1999 were $1,828,559 a decrease of $1,571,738 from sales of $3,400,297 in the corresponding period in 1998. This decrease was due to the lower than anticipated sales on the Commander II and VFX product lines. The business focus has continued undaunted to initiate and promote a full-scale sales and marketing program aimed at obtaining commitments and eventual orders for the Voice over IP Gateways from those customers who have already evaluated the IP technology. The Management believes this strategic mission will launch the Company into achieving significant sales revenue in the upcoming quarter and succeeding years.

        Cost of Goods sold decreased to $881,072 in the first nine months of 1999 from $1,299,739 in the corresponding nine-month period of 1998. The decrease in the cost of goods sold was directly related to the decrease in sales revenue.

        Research & Development expenses decreased to $914,677 in the first nine months of 1999 as compared to $954,416 in the comparable nine-month period of 1998. Although the Company continues to invest significant resources in the research and development area the decrease was due to the financial support by the next generation Telco to accelerate the IP Telephony development.

        Sales, General & Administrative expenses decreased to $1,403,562 in the first nine months of 1999, compared to $1,770,243 in the corresponding period of 1998. The decrease is largely related to the additional funding received to promote and expand the IP Telephony in the marketplace.

        Interest expenses were incurred as part of the cost of the financing agreement with The CIT Group/Commercial Services. The agreement, for a revolving credit facility has provided a solution to cash flow situations that occur due to the fluctuations in sales revenue.

        Three Months ended September 30, 1999 compared to the Three Months ended September 30, 1998 (unaudited).

                                         For the Quarter Ended September 30,
                                                   1999            1998
                                                   ----            ----
         Sales                                 $620,335      $1,074,991
         Net Loss                             $(515,797)      $(198,496)
         Net Loss Per Share                      $(0.03)         $(0.01)

                                   OPERATING EXPENSES       PERCENT OF SALES
                                   ------------------       ----------------
                                     1999        1998         1999      1998
                                     ----        ----         ----      ----

Cost of Goods Sold               $447,124    $402,096         72.1%     37.4%

Research & Development            298,904     341,287         48.2%     31.7%

Selling, General & Admin          388,281     527,750         62.6%     49.1%

Total Operating Costs
and Expenses                   $1,134,309  $1,271,133        182.9%    118.2%



        Cost of Goods sold in the three months ended September 30, 1999 was $447,124 as compared to $402,096 in the corresponding period of 1998. The cost of goods sold as a percentage of sales amounted to 72.1% and 37.4% for the three months periods ending September 30, 1999 and September 30, 1998 respectively. The increase in the cost of sales was due to the low sales volume and the increase in the unit price of replacement boards procured at low volumes.

        Research & Development expenses, as a percentage of revenue, increased to 48.2% in the third quarter of 1999 compared with 31.7% in the third quarter 1998. The increase in the percentage of revenue was due to the depressed sales achieved. The expenses in absolute dollars decreased $42,383 in the third quarter 1999, compared to the corresponding quarter of 1998. The decrease in absolute dollars was attributable to the financial assistance received during the third
        quarter of 1999.   Due to the technological nature of the Company's
        business and the anticipated expansion of its technology into new applications, management expects continual investment for development and engineering expenses.

        Sales, General & Administrative expenses, as a percentage of sales, increased in the third quarter of 1999 over the same period in 1998, and represent 62.6% of sales as compared with 49.1% of sales for the same period of 1998. The increase in the percentage of sales is directly related to the low sales captured in the third quarter of 1999. The expenses in absolute dollars decreased $139,469 in 1999 over the corresponding quarter in 1998. This decrease was primarily due to the shared expense to increase market awareness of the Company's initiatives into the Voice over IP market. The Company believes continued investment in sales and marketing is necessary to promote the Company's products due to the intensely competitive nature of the industry.

        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents increased to $78,765 for the period ended September 30, 1999 from $32,249 at December 31, 1998. Net cash used for operating activities was $578,137 during the nine-month period ended September 30, 1999 compared to $101,536 in the corresponding period of 1998.

        Cash used in investing activities was $39,568 for the nine-month period ended September 30, 1999 compared to $82,750 in the corresponding period of 1998. The outlay reflects the continual investment in computer related equipment to further development efforts.

        Cash provided by financing activities amounted to $664,221 in the nine-month period ended September 30, 1999. The increase was the
        funds provided by the issuance of 800,000   shares of common stock
        to subsidize working capital requirements.

        The Company believes that based on our current proposed plans and assumptions relating to operations along with the commitments received to date the Company will have sufficient cash to satisfy our estimated cash requirements for working capital needs. In the event of unanticipated expenses, delays or other problems beyond this period, the Company might be required to seek additional funding. In addition, in the event that the Company receives a larger than anticipated number of purchase orders the Company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital. The Company believes that, if needed, it will be able to obtain additional funds required for future needs.

        Certain statements contained in the 10QSB concerning the Company's business outlook on future performance and statements concerning assumptions made or expectations as to any future events, conditions or other matters are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors, which may cause actual results to differ materially from those set forth in this report. The Company may encounter competitive, technological, and financial and business challenges making it more difficult to market its products and services, the impact of which may in turn affect the Company's results of operations and financial position.

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



      Signature                Title                        Date
      ---------                -----                        ----

By:   /s/ Alan C. Bashforth    CEO, President, Director     November 15, 1999
      ---------------------
      Alan C. Bashforth


By:   /s/ Joy C. Hartman       Exec. Vice President, CFO,   November 15, 1999
      ---------------------    Treasurer, Secretary and
      Joy C. Hartman           Director