Form 10KSB
period 1999-12-31
SCIENCE DYNAMICS CORP
filed 2000-03-30
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report under section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _____________ to ____________.

Commission File Number: 0-10690

                        SCIENCE DYNAMICS CORPORATION
               (Name of Small Business Issuer in its Charter)

                   DELAWARE                         22-2011859
    (State of Other Jurisdiction        (IRS Employer Identification Number)
     Incorporation or organization )

                           1919 Springdale Road
                    Cherry Hill, New Jersey 08003-1609
                 (Address of principal executive offices)

Issuer's telephone number: 856-424-0068

Securities registered under Section 12(b) of the Exchange Act:

  Title of each Class                Name of each exchange on which registered
----------------------              -------------------------------------------
        None                                         N/A


Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $0.01 PAR VALUE
                          (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 1999 were $2,347,984.

As of March 21, 2000, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $140,663,079 million

As of March 21, 2000, the issuer had 17,444,151 outstanding shares of Common Stock.

Transitional small business format  Yes ___    No  X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW
----------------

Science Dynamics Corporation (the "Company" or "SciDyn") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. During the past 22 years the Company has developed, designed and marketed a variety of Telecommunications systems, including intelligent call processing platforms, which provide telecommunications service capabilities to the public switched telephone network (PSTN). These platforms are sophisticated software based systems, which satisfy a wide range of computer telephony integration applications. In November 1996, the Company acquired the intellectual property of Innovative Communications Technology (ICT) and embarked on transforming the Company into a predominately software design and system integration Company.

Over the past few years, the challenge was to expand the product offerings and migrate into additional markets within the Computer Telephony Integration
(CTI) industry. The Company believes that communicating via packet networks such as ATM, Frame Relay and the Internet is becoming the preferred strategy for both public networks and business enterprises. The Company's focus is to address niche market opportunities in Data Network Companies, Telephone Service Distributors and Regional Bell Operating Companies (RBOC's), and large independent telephone operating companies.

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


BUSINESS DEVELOPMENT
--------------------

Science Dynamics is continuing to focus it's strategy on becoming a key provider of enabling technologies required for the convergence of traditional and new communications media infrastructures.

The telecommunications industry is still moving forward with the early stages of shifting traditional circuit switched traffic such as voice and fax to new packet based networks. The market for products and technology to enable the shift of these established services to lower cost and more advanced data networks is growing faster then ever. It will take many years to displace a major portion of the currently installed circuit switched infrastructure.
This provides two major opportunities in the next few years. First a need to bridge the old circuit switched networks with newer packet based networks. This challenge demands high quality dependable gateway equipment and services. Second new emerging carriers building from the ground up on these advanced packet based networks require equipment that can help them offer the services and features that are currently deployed in the existing circuit switched networks. Certainly the deciding factor will be up to the public and corporate users of these networks. Traditional telecom carriers are currently in an intense battle to keep customers and prevent costly churning of user accounts. Offering more advanced features with realizable benefits to the end user is the key to winning this battle. This will hold true as packet based network providers attempt to lure customers to their new technology. One key factor here is the ability to provide new features at a faster pace then competition. Packet based networks and much of the technology supporting this network relies more heavily on software driven systems. These systems along with the inherent ability of these networks to overcome distance and access to data obstacles means a greater ability to provide features quickly and more creatively then ever before.

Management believes that current products and development strategy teamed with Science Dynamics strong telecommunications background will provide a solid product to meet today's needs and the advancements required to progress the packet based telecom revolution.


PRODUCTS
--------

IP Telephony

One of the current impacts of IP Telephony is the way it is driving the convergence of the IT and telecoms markets. Both of these traditional markets are now seeing a paradigm shift to IP Telephony. IP Telephony is crossing traditional parameters and amalgamating historically separated disciplines on an IP network. This means the carriers and companies of the world are starting to send voice over the packet networks that previously were used
only for data.   This is an opportunity for dynamic companies to take their experience and expertise and apply it in markets not traditionally open to them.

By crossing borders IP Telephony allows companies like Science Dynamics to diversify from their traditional core technology and enhance and develop bridges between the existing data and telecoms infrastructures.

The difference between the current circuit switched PSTN, which provides a dedicated end-to-end connection and the packet switched IP network, which provides a virtual connection is the enhancement of bandwidth utilization. By sharing bandwidth as data networks do, new operators are able to provide a cheaper alternative to the existing incumbent operators. The focus in today's market is to bring these two very different forms of communication together so as to interwork and interconnect throughout the world.

SciDyn's IP Telephony products are designed to enhance the new operators abilities to combine the technologies of the new IP based networks with the traditional feature rich circuit networks without forfeiting the key functionality of the IP network-adaptability.

The SciDyn system features a modular architecture that permits our customers to add new product and service features without extensive product cost or development time. Based on publicly available data provided by large telecommunications service providers, management believes our modular architecture enables the provision of new and existing communications services at a lower cost than the provision of communications services by traditional telephone companies. The IP Integrator product range addresses the various market segments. The IntegratorC-2100(r) Series focus is the Corporate Enterprises, the IntegratorC-2300(r) focus is for large ISPs and Telco Carriers and the IntergratorC-2500(r) Series focus is intended to address the needs of PTT/Telco Carriers.

The SciDyn differentiator for the carrier class IP Telephony market is our proprietary software solution, BubbleLink(r). This software enhances the IntegratorC-2000(r) series of IP Gateways by providing functionality, such as easily manipulated voice response announcements and adaptability, such as integrating third party software applications quickly and efficiently giving operators the ability to stay ahead of the competition.

SciDyn offers BubbleLink(r) throughout its current IP Telephony Gateway product range. This includes our high capacity versatile IntegratorC-2308(r), which has one of the smallest footprints in the industry. This compact gateway offering provides up to 240 lines in half the space of its closest competitor.

The IntegratorC-2500(r) series is capable of housing anywhere from 3360 lines up to over 5,000 lines to meet the largest carrier requirements.

Video over Frame Relay

In 1997, SciDyn launched a new way to carry video conferencing. The VFX-250S, a hardware based Frame Relay Access Device (FRAD), designed to carry video streams through the frame relay network. As the largest data network protocol in the world, frame relay seemed an obvious choice for adding video connectivity to its wide complement of features.

Traditionally, video conferencing has been carried via leased lines or ISDN circuits. In the US market, due to the proliferation of ISDN availability, video conferencing has been able to take off with a relatively high growth curve. This is not true in the international markets where leased lines and ISDN circuits are either not readily available or prove to be rather costly. Video conferencing suite manufacturers such as PictureTel, the industry leader, found markets outside of ISDN enabled networks have proven to be slow and tedious.

By leveraging the proliferation of frame relay networks throughout the world SciDyn intends to market the VFX-250 products in markets where ISDN and leased line services are not available. This has proven very successful in markets such as Brazil where SciDyn has shipped in excess of a hundred units over the past year.

Canada's Provincial Government of the Northwest Territories (GNWT) signed a contract with Lucent to supply video conferencing via their data network over an 18-month period. SciDyn collaborated with Lucent Technologies to supply our VFX-250 products in 1999.

Recent discussions and visits to China, where three countrywide frame relay networks are presently under construction, have created opportunities with all of the new network operators. Trials are continuing and we anticipate possible business in the latter part of 2000.

SciDyn continues to build on the relationships it has developed with data networking partners and continues to be a component of their network offering. By selling via the network suppliers, such as Lucent, SciDyn is able to serve a far broader customer base and reach additional markets that would not have been addressable.

Trials continue in China and South Korea and deployments in Brazil continue to proceed steadily. With some anticipated further development of the VFX family and some investment in the promotion of the product line we anticipate an overall increase in sales over the next twelve months.


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

During this year the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's major customers. Additionally, the Company completed development on the Commander II Voice Recognition feature. The Company expects to complete the Commander II Integrated Recording and Inmate debit systems during the next 12 months. During this year, the Company will be exploring business opportunities with the major telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs.


Error Correction Algorithm

The Company completed the acquisition of the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock valued at $100,000. Such patent provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device is designed to reduce costly retransmission and can be utilized across various data transport mediums.

We believe the Error Detection and Correction (EDAC) patented algorithm is superior to the presently used Reed-Soloman System, both in cost and capability. The patent, which we intend to make available to others on a royalty basis, can be utilized on virtually any data transmitting system, from fiber optics to satellite transmission. Since both transmitting and receiving stations must utilize the same algorithm, the Company's primary task is to initially convince new or redesigned applications to utilize SciDyn's patent for each end of the application.

The Patent, which has been issued in the United States with application in many foreign countries, is for a data transmission system for use in a mass memory system, which includes an EDAC that corrects all single component errors and detects all double component errors. High-speed operation permits use of the EDAC on address and control lines as well as on data lines. In memory systems, which use virtual memory addressing, further efficiency and economy is achieved by incorporating a partial implementation of the EDAC encoding in the same virtual memory address translation unit in which the virtual memory address is calculated.

We believe the Error Detection and Correction Device is directly applicable to SciDyn's business including landline, internet, and radio frequency uses such as wireless (local area networks) LAN's and satellite transmissions.


Voice Response System

The Company's Voice Response System (VRS) is an automatic intercept product designed to provide a cost-effective solution for implementing announcement capabilities at the central office location.

The VRS is an installed adjunct to the central office switch eliminating the requirement to purchase expensive switch software modules for providing call intercept, call completion and CLASS announcements. The VRS results in a single system solution that can meet most announcement requirements in most central offices.

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

We believe that continual enhancements of our products will be required to enable the Company to maintain its competitive position. The Company intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena to enable the Company to take advantage of opportunities resulting from the expected direction of technology.

The Company has completed the development of the next generation of its core application platform, the IntegratorC-2000(r). This product provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the IntegratorC-2000(r) can host existing Company products such as the Commander family of inmate products, the IntegratorC-2000(r) series of IP Telephony Servers, and the Intelligent Voice Announcer Platform. Management believes that the product design strategy will keep the Company competitive in the emerging Internet Telephony market.


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

Crystal Group has been selected as the hardware integration source for
Science Dynamics and its entire range of IP Telephony Gateways. Crystal Group's CS900 computer chassis provides the Carrier Class high-level quality of hardware and integration services required by Science Dynamics for their
VoIP infrastructure.   By integrating Science Dynamics products with Crystal's
hardware platform, the two companies will be capable of a high level of service and support to telecommunications companies worldwide.

Inventories consist of raw materials, work in process, and finished goods. The Company believes by utilizing a just in time purchasing philosophy and maintaining a quantity of inventory adequate to insure a quick turn around time it will be able meet most customers' requirements.

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


SALES AND MARKETING
-------------------

The Company has traditionally served its customer base by selling and account managing directly. Recently the Company has broadened its geographic reach by increasing its dependence upon resellers and distribution partners. This strategy has allowed the Company to address markets it has not been able to approach in the past. By shifting the emphasis away from direct sales and addressing the reseller and system integration market, we believe the Company can develop and accelerate our penetration into the international market.

Currently, through its partnership program, the Company is pursuing sales opportunities in South America, Europe and Asia/Pacific. The international market is far more attractive for products such as the VFX 250S video over frame relay FRAD as frame relay penetration is far higher than ISDN throughout the rest of the world. Contacts in South America are especially proving to be an early adopter of our VFX technology. The positioning of partners throughout the various regions allows the Company to expand its presence and develop the market where typically it would prove to be prohibitively expensive.

Marketing activities have been focusing on the new IP Telephony product line. Attending trade shows, meeting with relevant trade magazines and producing new partner presentation packs are some of the programs developed to position and transition the Company into the new IP Telephony market place.
Preparation for the launch of the new product line has led to increasing market awareness of the Company and its new role as a re-energized, re-focused new look telecoms supplier.

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

We anticipate that an increase in future research and development expenditures will be necessary to remain competitive in the rapidly changing telecommunications industry and that more development work will be outsourced to accelerate the introduction of new product offerings.


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

We believe that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Since a patent generally defines what and how to competitors, that information often allows mutations by rivals to circumvent the original patent. Accordingly, we believe that our success will be dependent upon its engineering competence, service and the quality and economic value of its products.

The Company also owns trademarks, copyrighted material and intellectual property relating to proprietary technology utilized in the development of some of the products.


CUSTOMER SUPPORT
----------------

The Company's technical support staff provides telephone support to our customers using a computerized call tracking and problem reporting system. The Company also provides initial installation and training for its products. The Company has instituted an annual maintenance contract entitling customers to software updates, technical support and technical bulletins.


INDUSTRY
--------

In 1999 two of the fastest growing equipment categories in the telecommunications market were computer-telephone integration (CTI) up 66.2 percent over 1998 and video conferencing equipment up 14.3 percent over last year. These represent two of the key markets the Company has repositioned for and is now currently addressing.

The overall growth in the telecommunications sector including equipment and services generated over $517.6 billion last year growing by more than 11 percent over the previous year. According to the Telecommunications Industry Association (TIA), growth in telecommunication equipment sales reached double digits again, outperforming last year by over 11 percent, reaching in excess of $135 billion in sales.

According to Frost & Sullivan, the worldwide IP telephony market should exceed over $8 billion within the next two years. Major focus is on the deregulation of the telecommunications industry throughout the world.

The United Nation's International Telecommunications Union (ITU) research has found that within the OECD (Organization of Economic Cooperation and Development) member states competition has progressed further than others in allowing competition within their national markets. On the basis of telecommunication revenues, 96 percent of the market was open to unrestricted competition. Liberalization continues to accelerate throughout the world, increasing competition and fueling the double-digit growth in the equipment supplier market.

The Company has chosen to focus on two of the fastest growing segments in the telecommunications market place. We believe this foresight, in positioning the company to address these markets, will allow the Company to grow with the same rapidity as the current markets.


COMPETITION
-----------

Due the nature of the IP telephony market, we recognize that we have chosen to address a highly competitive market place. The competition has grown considerably in the last year and now there are over 100 gateway products presently offered in the market place. The majority of those competing in the industry today trace their roots back to the data world. With their traditional focus on data networking, the competition has found difficulty in meeting all of the telecommunication requirements the new and existing operators have for operating a full network. Conversely SciDyn has attacked the market from twenty-two years of telecom experience.

Companies like Clarent have begun to address these issues. They are increasing port densities and providing the types of services traditional telcos offer. On the other side Nortel and Lucent have bought data networking expertise with the purchase of Bay Networks and Ascend respectively and are presently adapting their telecommunications know how to the new technologies.

With the introduction of the large players like Lucent and Nortel, price per port becomes a major market driver. Cisco, known in the industry for creative financing packages also pushes the price envelope by providing pay as you grow funding for new carriers.

The video over frame relay market has little direct competition. Rather, it must address the alternative solutions such as ISDN availability within the international markets. The proliferation of ISDN has been a major driver within the US market and has forced the Company to focus primarily on the international market where frame relay is far more prolific.


CUSTOMERS
---------

The major customers in 1999 were Bell Operating Companies and independent telecommunications with three customers accounting for 64.63%, 10.31% and 9.71% of total revenue. With the introduction of the new product lines, the Company has expanded its customer base globally and anticipates less reliance on any single market or territory.


EMPLOYEES
---------

As of March 21, 2000, the Company employed 28 persons on a full time basis. The Company supplements full-time employees with subcontractors and part-time
individuals, consistent with workload requirements.   The Company's continued
success depends heavily upon its ability to retain highly qualified and competent personnel. The Company is operating in a high growth industry, which is experiencing fierce competition for experienced and talented personnel. The employees have demonstrated their dedication and conviction to the Company's success working long hours. Many of the employees had been unable to utilize their accrued vacation time and due to cash constraints there were no increases granted during the year. In recognition of their efforts, the board of directors unanimously approved a resolution for the employees to purchase stock options at a price of fifty cents ($.50); the market value of the stock during the time the vacation was earned. The Company provided its employees with appropriate equity-linked incentives to advance the interests of the Company and its stockholders.


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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has leased for ten years commencing May 1, 1995, a 50,000 square foot freestanding masonry building in an industrial park in Cherry Hill, New Jersey, utilized for office space and test of its products and other corporate activities. In the latter part of 1998, the Company subleased 25,645 square feet of the building to a printed circuit board manufacturer. It is anticipated that the lessee will eventually require the entire area and SciDyn will relocate to a smaller suitable office facility.


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

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock traded on the Over the Counter Bulletin Board
(BBOTC:SIDY) effective February 18, 1999.   The symbol for the Company's
Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended
December 31, 1998 and December 31, 1999 were as follows:

	Calendar Quarter	High Bid Price	   Low Bid Price
        ----------------        --------------     -------------

              1998
              ----
              First                 $.8437            $.5312
              Second                1.1562             .6875
              Third                  .9687             .5000
              Fourth                 .6562             .4062

              1999
              ----
              First                 $.88              $.38
              Second                 .91               .69
              Third                 1.47               .75
              Fourth                6.00              1.19


The above listed quotes reflect inter-dealer prices without retail mark-up, markdown, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 1999, there were approximately 350 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

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

Effective February 23, 1998, the NASDAQ Stock Market increased the
quantitative threshold criteria for continued listing on NASDAQ.   Among
several changes, a minimum bid price of $1.00 is required for continued listing on the SmallCap market. The Company was notified by The Nasdaq Stock Market that effective with the close of business Feb. 18, 1999, the company's securities were delisted from the Nasdaq SmallCap Market. In the latter part of February 2000, SciDyn submitted its application to be relisted on the Nasdaq SmallCap(SM) Market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS OVERVIEW
-------------------------

Last year management made a serious strategic decision to divert most of our
development efforts towards the IP system.   Advances in public and private
IP-based networks now enable businesses to use the Internet Protocol to by-pass the Public Switched Telephone Network for national and international
long distance voice, fax, and video communications.   In the first half of
the year, the Company entered its first contractual arrangement for voice transmission over IP with OSCM, a company in Israel.

The first system for OSCM was deployed and the traffic results proved our system to operate successfully. The next step was to rollout additional systems to OSCM. The contractual agreement required funds to be transferred for equity participation in SciDyn by OSCM and upfront equipment payment arrangements. The financial commitments were not met and a letter dated November 22, 1999, was sent to OSCM by SciDyn's legal counsel terminating the contract.

Early in the year SciDyn commenced working with a next generation telco, @IPbell, a newly launched worldwide IP Telephony operator in the creation of a worldwide network design. SciDyn's IP platform is a key component of the worldwide network. Experts from both companies formulated the strategy to implement worldwide IP deployment, which then provided the focus for SciDyn's subsequent development on their system. This relationship brought SciDyn into a working partnership with Cisco, Hewlett Packard and Oracle, all of which are responsible for some part of the @IPbell network. The @IPbell rollout is anticipated to begin in the second quarter of 2000 and should encompass more than 300 nodes before the end of the year.

During the past year the company, through its partnership association, has gained considerable knowledge and experience in enhancing the development of the system for IP Telephony. The Company has revised its development and implementation of the products accordingly to the direction of the marketplace. Management believes that the penetration of the IP Telephony will provide significant growth potential.

Late last year as the product reached a commercially viable stage, opportunities were pursued in the Asian market with positive responses. Relationships have been formulated with potential partners and discussions are currently underway to finalize distribution agreements.

China is still formulating its IP regulatory strategy, however the response from new operators is pushing the Chinese government and positive moves are anticipated before the end of the year.

South Africa is proving to be a serious telecommunications market. The growth of GSM services in South Africa in the last three years has outstripped Europe in percentage terms. The South Africans eagerness to adopt new technology and evolve their once antiquated telecommunications network has provided business opportunities for telecom suppliers. SciDyn has an opportunity to work with a current supplier in South Africa who currently controls almost 70% of the mobile telecoms market.

The Company's net sales results for the year ended December 31, 1999 were $2,347,984 a decrease of $2,004,622 from sales of $4,352,606 for the year ended December 31, 1998. The Company's revenue in 1999 was predominantly derived from the Commander Product Line and a portion from the VFX-250S product line. The weaker results were largely due to management's strategic decision to redirect the majority of its engineering talent to the ongoing development of the IP Telephony system. The strategy for 1999 was to generate sales revenue from the IP system via the OSCM agreement that resulted in a disappointing outcome along with the Commander Inmate Product as well as the VFX-250S Products while continuing the development effort in the IP Telephony Product line.

Although the sales of the VFX-250S did not reach the anticipated level, the market awareness of the functionality and quality of the product has been recognized. The sales for this product have been primarily in South America,
with future sales opportunities generating from China.   The sales and
marketing team will continue to pursue additional venues for this product producing a base line source of revenue in the coming year.

The Company is continuously exploring new niche opportunities, introducing new product offerings and marketing and sales initiatives to increase market share and value for our customers. Our strategic objective is to be the leading provider of IP telephony solutions to telecommunications service providers worldwide. The focus of our strategy included providing the core technology enabling the delivery of a broad range of IP telephony services; increase our penetration of the service provider market; target key growth markets worldwide; promote strategic relationships between our customers; extend our technology leadership position; and deliver added value through customer support and services and continuing to actively pursue business alliance candidates that complement or support the Company's core competencies.

Subsequent Events

On January 28, 2000, the board of directors accepted the resignation of Alan Bashforth from his positions as CEO and President of the Corporation. Alan Bashforth had disclosed to the Board at the time he joined the Corporation that he was personally involved with the development of what has become
@IPbell, the next generation Telco.   The Board encouraged the development of
@IPbell as a separate entity because it offered the prospect of being a significant outlet for the Corporation's equipment without requiring the expenditure by the Corporation of funds at a time such funds were unavailable to the Corporation. At the time the @IPbell concept was disclosed to the Board as a project Alan was working on, the Board had noted that as an equipment provider it would have been competitively unwise for it to be perceived in the market as moving into competition with its service provider customers by undertaking the development of @IPbell. Further it was noted that there are regulatory restrictions preventing the Corporation from conducting its present business and acting as a carrier.

The board recognized Alan Bashforth's valuable contribution to the Corporation over the past several years, and particularly his important role in bringing to the Corporation the opportunity to serve as an equipment provider to the IP Telephony marketplace. In a letter agreement dated
January 28, 2000, the Company agrees that Bashforth shall be free to enter into full-time employment as President and CEO of @IPbell and prior contracts relating to employment or consultancy agreements were terminated. The Company and @IPbell mutually acknowledge and agree that Alan Bashforth may provide consulting services to the Company on specified terms and conditions.

The board unanimously elected Joy C. Hartman as the CEO and President. The compensation package offered $175,000 per annum with 100,000 stock options to be awarded at $5.00. Fifty thousand (50,000) options would be immediately vested and the remaining fifty thousand (50,000) vested at year-end.

Alan Bashforth will assume the position of vice chairman of the board and has been retained in a consultancy role. The consultancy agreement provides an equitable agreement for the Company as well as for Alan Bashforth. As consideration for the two-year consultancy, the agreement contains the following arrangements. Consultancy Fee would be $120,000 per year. As an additional incentive not to be construed as a sales forecast, 250,000 options at $5.00 are granted, exercisable based upon a milestone of the achievement of twenty million (20M) in sales revenue and an average stock price of $20 over a three-month period for the year 2000.

For the year 2001, 250,000 options or warrants at $5.00 are granted, exercisable upon the achievement of forty million (40M) in sales revenue and an average stock price of $40 over a three month period. The remaining directors receive 100,000 options or warrants at $5.00 on the same milestone basis of achievement. Lyndon Keele, Sheldon Hofferman, Joy Hartman and Ken Ray would receive 50,000 in the year 2000, 50,000 in the year 2001 and Anand Kumar would receive 10,000 each year pro-rated on the years of service.


In February 2000, the Company concluded an agreement with @IPbell, a next-generation provider of IP networks, to supply next generation IP telephony gateway solutions worth initially in excess of $16 million. Under the terms of the multi-million dollar agreement @IPbell is contracted to purchase the Company's C-2308 IP Telephony gateway systems for a minimum 50-site deployment over the next twelve months.


RESULTS OF OPERATIONS

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:


                                For the Years Ending December 31,
                                            1999           1998
                                            ----            ----

             Sales                    $2,347,984      $4,352,606
             Net Loss                $(2,054,886)    $(1,036,306)
             Net Loss Per Share           $(0.12)          $(.07)


                                    OPERATING EXPENSES     PERCENT OF SALES
                                    ------------------     ----------------
                                      1999       1998        1999     1998
                                      ----       ----        ----     ----

     Cost of Goods Sold         $1,330,886  $1,694,557       56.7%    38.9%

     Research & Development      1,331,521   1,219,687       56.7%    28.0%

     Selling, General & Admin    1,728,244   2,470,534       73.6%    56.8%

     Total Operating Costs
     and Expenses               $4,390,651  $5,384,778      187.0%   123.7%



Sales for the fiscal year ended December 31, 1999 were $2,347,984 compared to sales of $4,352,606 in the 1998 fiscal year. The sales revenue consists of sales of our integrated hardware and software products, as well as revenue generated from the maintenance and support of those products. The primary factor that affected the sales performance was the decision of our largest patron for inmate systems to freeze all new software/system purchases during the 1999 year extending through the first quarter of 2000 to insure Y2K compliance of all existing installations. This was also true of our largest client for VRS systems and the CIMS software enhancements. In addition to this action, they have also become more conservative in pursuing new business opportunities as they strive for increased profitability. Over the past year, the Company has committed its resources in the continual research and
development of the IP Telephony product.   Management believes the effect of
this strategy will provide changes in the composition of our customer base resulting in sales growth, customer advantage and ultimately increased shareholder value.

Cost of Goods Sold increased 17.8% as a percentage of sales from 38.9% for the year ended December 1998 to 56.7% for the year ended December 1999. The absolute decrease in dollars amounted to $363,671 in the year ended
December 1999. The percentage of sales upshot and the absolute dollars effect was directly related to the weaker sales level.

Research and Development expenses in 1999 increased 9.2% to  $1,331,521
compared to $1,219,687 in 1999, an increase of $111,834.   The actual
increase was partially offset by additional funding received to exert maximum efforts for the development of the IP Telephony product by the next generation Telco for the future success of the Company. Research and development expenses consist of payroll and related expenses for research and development personnel, costs related to systems infrastructure and expenses for testing facilities and equipment. The absolute dollar increases in research and development expenses were attributable to an increase and reallocation of the number of research and development personnel and expenses related to establishing a new testing facility. The Company believes that the research and development activities are crucial to maintaining a competitive edge in the rapid growth of the telecommunications marketplace. The Company expects to continue to make substantial investments in the research and development team to maintain a highly skilled force of design engineers for new product development, the key to the future.

Selling, general and administration expenses decreased 30.1% as a percentage of sales. Sales and marketing expenses consist primarily of compensation and related costs for sales personnel, marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. This decrease reflects the reallocation of personnel to research and development activities and the funding received from the next generation Telco to promote market awareness and prospective customer interest. The Company expects to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

Interest expense was incurred as part of the cost related to the accounts receivable financing agreement with The CIT Group/Commercial Services. The agreement provided a solution to the cash flow fluctuation experienced during the variability of the sales performance. The agreement with CIT Group
terminated January 31, 2000.   Management believes that the forecasted sales
and additional funds received through the private placement will generate sufficient cash flow eliminating the need for the factoring arrangement.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash used for operating activities for the years ended December 31, 1999 and 1998 was $874,925 and $578,177 respectively. The use of cash in operating activities in 1999 resulted primarily from the net loss, the decrease in the trade receivables and other receivable, the inventory reduction, and the decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $123,555 in 1999 and $85,755 in 1998. The increase in cash used for investing activities in 1999 was primarily attributable to capital expenditures for the purchase of computer related equipment for development of the Company's current and new products. The Company expects to increase its capital expenditures to maximize development efforts of new products and applications. The Company had no significant commitments as of December 31, 1999 for capital expenditures.

Net cash provided by financing activities in 1999 was $1,641,024. The cash provided by financing activities was attributable principally to proceeds from the issuance of common stock offset by the elimination of the loan. During the year ended December 1999, the Company initiated private placement offerings pursuant to which one million two hundred eighteen thousand shares (1,218,000) of Common Stock were sold. The Company received net proceeds of $1,713,692 dollars. All such proceeds have and will be used to fund product development, sales, and the Company's general operating expenses.

At December 31, 1999, the Company had $674,793 in cash and cash equivalents and $666,648 in working capital, compared with $32,249 in cash and cash equivalents and $563,327 in working capital at December 31, 1998. Current liabilities at December 31, 1999 were $640,086, 30.4% less than current
liabilities of $919,985 at December 31, 1998.   The increase in the cash and
cash equivalents and the working capital for the year ended December 31, 1999 are attributable to the proceeds derived from the private placements. The decrease in the current liabilities for the year ended December 31, 1999 resulted from the reduction of accounts payable offset by the increase in accrued expenses which consisted of the finders fees for the private placement, accrued vacation expenses and travel and related expenses accumulated by an officer of the Company.

Although the Company has no material commitments for capital expenditures, management anticipates a substantial increase in working capital and capital expenditures consistent with our anticipated growth plan. The Company, by means of the plan, seeks to retain the services of persons who are now employees and consultants, to secure and retain the services of new employees and/or consultants as needed and to provide incentives for such persons to exert maximum efforts for the success of the Company. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth of our business.

Due to the emerging and evolving nature of the IP telephony market, the management plans to initiate an additional private placement to facilitate the scope of our planned deployment, product development and marketing
efforts.   The proceeds of the offering will also provide for potential acquisitions of additional products and technologies, or to establish joint ventures that the Company believes will complement our current or future business.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:

   Name               Age      Position with the Company
   ----               ---      --------------------------

   Lyndon A. Keele    71       Chairman of the Board of Directors.
                               President from June 1973, until November 7,
                               1996.  CFO and Treasurer from December 1980
                               until November 7, 1996

   Alan C. Bashforth  49       President and Director since November 7, 1996

   Kenneth P. Ray     66       Director since May, 1990

   Joy C. Hartman     51       Executive Vice President, since December 1994,
                               Corporate Secretary since June 1, 1993, CFO and Treasurer since November 7, 1996, and
                               Director since May 7, 1991

   Sheldon Hofferman  55       Director since September 17, 1997

   Anand Kumar        54       Director since July 8, 1999

The information concerning the officers and Directors is as of December 31, 1999. On January 28, 2000, the board of directors accepted the resignation of Alan Bashforth from his positions as CEO and President of the Corporation. The board unanimously elected Joy C. Hartman as the CEO and President. Alan Bashforth assumed the position of vice chairman of the board and has been retained in a consultancy role.

There were five board meetings during 1999. All the directors had 100% attendance except for Anand Kumar who was unable to attend one meeting.

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

ALAN C. BASHFORTH, President, was the President of Innovative Communications Technology, LTD. (ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by SCIDYN in November, 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when
Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and telecommunications company, in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering. Mr. Bashforth also serves as a Director of Satellite Media Services Ltd.

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

ANAND KUMAR, received a Ph.D. Candidacy degree in Communications and a M.S. degree in Electrical Engineering from the University of Connecticut. He also received a B.S. degree in Electrical Engineering (Honors) from Jadavpur University, India. In 1980 he was a Founder of Communications Strategies Group, a technology consulting firm serving clients in North America, Europe and Asia. He continues to be a principle of such Company. He has thirty years of experience in the telecommunications and electronics industries including: Executive Vice President of FaciliCom International, Washington International Teleport - 1986 - 1992, Founder and Chief Executive Officer, General Telephone & Electronics - 1978 - 1980 Manager, Marketing Services and Product Development.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information as of March 21, 2000 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.


                                                            Shares of
                                                             Common
                                                              Stock
  Name and Address                                        Beneficially        Percent of
  Beneficial Owner                          Title           of Shares     Outstanding Shares(1)
  ----------------                          -----           ---------     ------------------

  Golden Phoenix, LTD                     5% Owner
  P.O. Box  350, Fairfax Station,                           2,969,121                 16.82%
  VA  22039                               Director
  Sheldon C. Hofferman, General Partner
  of Golden Phoenix

  Innovative Communications
  Technology, LTD. (ICT)
  Le Clos D'Avranche                      5% Owner
  La Rue Bel-Aire                                          1,500,000                   8.50%
  St. Mary, Jersey  C.I.                President, CEO
  Alan C. Bashforth, President of    through Jan 28, 2000
   the Company controls ICT                Director

  Edwin S. Marks                          5% Owner         1,129,000                   6.40%
  135 East 57th Street
  27th Floor
  New York, New York  10022

  Lyndon A. Keele                     Chairman of the        800,685                   4.54%
  701 Garwood Road                         Board
  Moorestown, NJ   08057

  Joy C. Hartman                    CEO/President            210,185(2)                1.19%
  27 Hogan Way                        Commencing
  Moorestown, NJ   08057             Jan 28, 2000
                                    CFO/Treasurer
                                   Secretary, Director

  Kenneth P. Ray                          Director            39,000(3)                0.22%
  909 Darfield Drive
  Raleigh, NC   27615

  All Directors and
  Officers as a Group(3)                                   6,647,991                  37.67%






(1) Calculated on the basis of outstanding shares plus for each person any securities that person has the right to acquire pursuant to options, warrants, conversion privileges or other rights. For a total number of 17,649,151, shares outstanding as of March 21, 2000.

(2) Includes 300 shares owned by Ms. Hartman's children. In addition to the 35,185 shares owned, Ms. Hartman holds incentive options to acquire 155,000 shares and 20,000 warrants.

(3) In addition to the 9,000 shares owned by Mr. Ray, an outside Company Director, Mr. Ray holds incentive options to acquire 30,000 shares.

There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January, the Company entered into an agreement for consulting services with Alan Bashforth. The consulting services primarily related to identifying, evaluating, and recommending business strategies for the Company. For details of this consultancy agreement refer to the subsequent event note under Item 6 of the 10KSB.

In February 2000, the Company entered into another agreement with @IPbell, a next-generation provider of IP networks to supply next generation IP telephony gateway solutions worth initially in excess of $16 million. Alan Bashforth, one of @IPbell's principals is a member of the Company's board of directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

   Report of Independent Accountants
   dated March 17, 2000............................................. Page 24

   Consolidated Balance Sheets as of
   December 31, 1999 and 1998. ..................................... Page 25

   Consolidated Statements of Operations,
   two years ended December 31, 1999................................ Page 26

   Consolidated Statements of Cash Flows,
   two years ended December 31, 1999................................ Page 27

   Consolidated Statements of Changes in
   Shareholders' Equity, two years ended
   December 31, 1999....................................... ........ Page 28

   Notes to Consolidated Financial Statements........................Page 29-36

2. INDEX OF EXHIBITS

   Exhibit No.      Description of Exhibit
   -----------      ----------------------
   3.11             The Articles of Incorporation

   3.21             By-Laws

   23 Consent to incorporation by reference of the accountant's report dated April 11, 1995 in the S-8 Registration Statements, File Numbers 33-20687, 2-85878, 2-93126, and
                    2-70685.

   27               Financial Data Schedule
------------
 1 Filed as like numbered exhibits to Registration Statement, Form S-18,
   File Number 33-20687, effective April 21, 1981, incorporated by reference.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION


BY: /s/Joy C. Hartman
    ------------------------
    CEO/President

DATED: March 30, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signature                Title                               Date
    ---------                -----                               ----

BY: /s/ Lyndon A. Keele      Chairman of the Board of Directors  March 30, 2000
    ----------------------                                       --------------
    Lyndon A. Keele


BY: /s/ Joy C. Hartman       CEO/President commencing            March 30, 2000
    ----------------------        Jan 28, 2000                   --------------
    Joy C. Hartman               CFO, Treasurer,
                              Secretary and Director


BY: /s/ Alan C. Bashforth    CEO/President through Jan 28, 2000  March 30, 2000
    ----------------------   Director since Nov. 7, 1996         --------------
    Alan C. Bashforth


BY: /s/ Sheldon C. Hofferman Director since September 17, 1997   March 30, 2000
    ------------------------                                     --------------
    Sheldon C. Hofferman


BY: /s/ Anand Kumar          Director since July 8, 1999         March 30, 2000
    ------------------------                                     --------------
    Anand Kumar


BY: /s/ Kenneth P. Ray       Director since May, 1997            March 30, 2000
    ------------------------                                     --------------
    Kenneth P. Ray

                            SCIENCE DYNAMICS CORPORATION
                            ----------------------------

                     Index to Consolidated Financial Statements



Report of Independent Accountants dated March 17, 2000...........   Page 24

Consolidated Balance Sheets as of December 31, 1999 and 1998........Page 25

Consolidated Statements of Operations, two years
ended December 31, 1999.............................................Page 26

Consolidated Statements of Changes in Shareholders' Equity,
two years ended December 31, 1999...................................Page 27

Consolidated Statements of Cash Flows, two years
ended December 31, 1999.............................................Page 28

Notes to Consolidated Financial Statements..........................Page 29-36

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Science Dynamics Corporation

We have audited the accompanying consolidated balance sheets of Science Dynamics Corporation and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Science Dynamics Corporation and Subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        Peter C. Cosmas Co., CPAs


370 Lexington Avenue
Suite 1205
New York, NY  10017

March 17, 2000

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31, 1999 AND 1998

                        ASSETS
                                                                    December 31,
                                                             1999                   1998
                                                             ----                   ----

Current assets:
   Cash and cash equivalents                           $      674,793          $      32,249
   Accounts receivable - trade                                157,040                266,403
   Accounts receivable - other                                 63,677                659,900
   Inventories                                                361,039                478,494
   Other current assets                                        50,185                 46,266
                                                       --------------          -------------
      Total current assets                                  1,306,734              1,483,312
                                                       --------------          -------------

Property and equipment, net                                   260,543                231,088
Software development costs, net of
  accumulated amortization of $521,234
  in 1999 and $382,239 in 1998                                      -                138,996
Deferred income taxes                                         308,000                308,000
Intangible Assets, net of accumulated
 amortization of $900,000 in 1999 and
 $600,000 in 1998.                                            600,000                900,000
Other assets                                                  133,776                 41,418
                                                       --------------          -------------
      Total assets                                     $    2,609,053          $   3,102,814
                                                       ==============          =============


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loan Payable                                        $          -            $     100,000
   Accounts payable                                           215,409                638,493
   Accrued expenses                                           424,677                181,492
                                                       --------------          -------------
      Total current liabilities                               640,086                919,985
                                                       --------------          -------------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      17,286,278 and 15,861,449 issued
      17,160,478 and 15,735,649 outstanding
       in 1999 and 1998 respectively.                         172,862                158,614
   Additional paid-in capital                              12,556,205             10,729,429
   (Deficit)                                              (10,362,267)            (8,307,381)
                                                       --------------          -------------
                                                            2,366,800              2,580,662
   Common stock held in treasury,
    at cost                                                  (397,833)              (397,833)
                                                       --------------          -------------
   Total shareholders' equity                               1,968,967              2,182,829
                                                       --------------          -------------
   Total liabilities and shareholders'
    equity                                             $    2,609,053          $   3,102,814
                                                       ==============          =============

   The accompanying notes are an integral part of these consolidated financial statements.

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                    1999                             1998
                                                    ----                             ----

 NET SALES                                   $      2,347,984                 $     4,352,606
                                             ----------------                 ---------------



Operating costs and expenses:

      Cost of sales                                 1,330,886                       1,694,557
      Research and development                      1,331,521                       1,219,687
      Selling, general
          and administrative                        1,728,244                       2,470,534
                                             ----------------                 ---------------

                                                    4,390,651                       5,384,778
                                             ----------------                 ---------------

Operating (loss)                                   (2,042,667)                     (1,032,172)

Other (expenses):
   Interest expense                                   (12,219)                         (4,134)
                                             ----------------                 ---------------


Net (Loss)                                   $     (2,054,886)                $    (1,036,306)
                                             ================                 ===============



Net (Loss) per common share
  basic and diluted                          $          (0.12)                $         (0.07)
                                             ================                 ===============

    The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31,1999 AND 1998


                                                             1999                   1998
                                                             ----                   ----
Cash flows from operating activities:
   Net (loss)                                           $ (2,054,886)        $    (1,036,306)
                                                        ------------         ---------------
Adjustments to reconcile net (loss) to
 net cash  provided by (used for)
 operating activities:
   Depreciation                                               94,101                  74,727
   Amortization of capitalized software                      138,996                 104,247
   Amortization of Intangible assets                         300,000                 300,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                      109,363                 347,513
    Other receivable                                         596,223                (659,900)
    Inventories                                              117,455                (155,964)
    Other current assets                                      (3,919)                  5,934
    Other assets                                               7,642                  (2,179)
   Increase (decrease) in:
     Accounts Payable and                                          -                       -
        accrued expenses                                    (179,900)                443,751
                                                        ------------         ---------------

Total adjustments                                          1,179,961                 458,129
                                                        ------------         ---------------

 Net cash provided by (used for)
  operating activities                                      (874,925)               (578,177)
                                                        ------------         ---------------

Cash flows from investing activities:

 Purchase of property and equipment - net                   (123,555)                (85,755)
                                                        ------------         ---------------

   Net cash (used) in investing activities                  (123,555)                (85,755)
                                                        ------------         ---------------

Cash flows from financing activities:                                                      -
 Increase (decrease) in
  Loan Payable                                              (100,000)                100,000
 Issuance of common stock                                  1,741,024                       -
                                                        ------------         ---------------

   Net cash (used in) provided
    by financing activities                                1,641,024                 675,000
                                                        ------------         ---------------

Net increase (decrease) in
 cash and cash equivalents                                   642,544                  11,068

Cash and cash equivalents -
 beginning of period                                          32,249                  21,181
                                                        ------------         ---------------

Cash and cash equivalents -
 end of period                                          $    674,793         $        32,249
                                                        ============         ===============

    The accompanying notes are an integral part of these consolidated financial statements.

                                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED DECEMBER 31, 1999 AND 1998


                                    Common Stock                    Additional                          Treasury
                                    ------------                      Paid-In                           --------
                                       Shares         Amount          Capital          (Deficit)         Shares       Amount
                                       ------         ------          -------          ---------         ------       ------
Balance
 December 31, 1997                  14,661,449      $ 146,614     $ 10,166,429      $  (7,271,075)      125,800     $ 397,833
                                   -----------      ---------     ------------      -------------       -------     ---------

Issuance of common stock
 net of related expenses             1,200,000         12,000          563,000                  -             -           -

Net loss                                     -              -                -         (1,036,306)            -           -
                                   -----------      ---------     ------------      -------------       -------     ---------

Balance
 December 31, 1998                  15,861,449        158,614       10,729,429         (8,307,381)      125,800       397,833
                                   ===========      =========     ============      =============       =======    ==========

Exercise of Stock Options               34,800            348           26,984                  -             -             -
Issuance of common stock
 net of related expenses             1,218,000         12,180        1,701,512                  -             -           -
Common Stock issued
 for patent                            172,029          1,720           98,280

Net loss                                     -              -                -         (2,054,886)            -           -
                                   -----------      ---------     ------------      -------------       -------     ---------


Balance
 December 31, 1999                  17,286,278      $ 172,862     $ 12,556,205      $ (10,362,267)      125,800     $ 397,833
                                   ===========      =========     ============      =============       =======    ==========

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

    f)  Cash and Cash Equivalents:

        The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not pay income taxes in 1999 and 1998. Cash paid for interest was $ 4,134 in 1998 and $12,219 in 1999.

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    g)  Software Development Costs:

        Software development costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. As of December 31, 1999, the capitalized software development costs were fully amortized. The capitalization of these costs begins when a product's technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis and is the greater of: (a) the ratio of current gross revenues for a product to the total current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life of the product. Currently the Company is using an estimated economic life of five years for all capitalized software costs.
        The amortization was $138,996 in 1999, and $104,247 in 1998.


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

    n)  New Accounting Pronouncements
        In January 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position, "Accounting for Computer Software Developed for or Obtained for Internal Use" (SOP 98-1).
        SOP 98-1 applies to all nongovernmental entities and provides revised guidance for the accounting treatment for software, which is internally developed, acquired, or modified solely to meet the entity's internal needs. SOP 98-1 did not have a material effect on the Company's financial statements or results of operations for the year ended December 31, 1999.

        In June 1998, Statement of Financial Accounting Standards SFAS
        No. 133 "Accounting for Derivative Instruments and Hedging Activities" was released. The statement requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the planned use of the derivative and the resulting designation. The Company is required to implement this statement in the first quarter of fiscal 2000. The Company has not used derivative instruments and believes the impact of adoption of this statement will not have a significant effect on the financial statements.

        In December 1999, the Securities and Exchange Commission staff released Staff accounting bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provided guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policy.

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2)  Accounts Receivable:
    The Company evaluates its accounts receivable on a customer by customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 1999 and 1998.

3)  Inventories:

Inventories consist of the following:



                                           1999                 1998
                                           ----                 ----

 Raw materials                          $64,020             $197,643
 Work in process                              -                    -
 Finished goods                         297,019              280,851
                                        -------              -------

 Totals                                $361,039             $478,494
                                        =======              =======


4)  Property and Equipment:

A summary of the major components of property and equipment is as follows:

                                              1999                 1998
                                              ----                 ----

Computers, fixtures and equipment         $547,775           $1,342,408

Less accumulated depreciation             (287,232)          (1,111,320)
                                         ---------            ---------

Totals                                   $ 260,543            $ 231,088
                                         =========            =========

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5)  Income Taxes:

    In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the provision of SFAS
    No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized in the accompanying balance sheet at December 31, 1999 and 1998 is $308,000.

    At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 1999 and 1998 operations has been reduced in its entirety by the valuation allowance. However, the Company believes it is more likely than not that it will realize the net deferred tax asset based upon the Company's future profitability and therefore not necessary to reduce the deferred tax asset of $308,000 that resulted from the 1992 operations.

    As a result of the operating losses for the years ended
    December 31, 1990 and 1992 - 1999 the Company has available to offset future taxable income a net operating loss of $11,422,364 expiring 2005 - 2019. In addition, research credits expiring 2005 - 2014 are available to offset future taxes.

    The components of the provision (credit) for income taxes from continuing operations is as follows:


                                       1999           1998
                                       ----           ----

    Deferred
           Federal                   $    -          $   -
    Current
           Federal                        -              -
           State                          -              -
                                     ------          -----
                                     $    -          $   -
                                     ------          -----

    Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations are as follows:

                                        1999          1998
                                        ----          ----

    Federal statutory rate         $(698,661)    $(352,344)
    Research tax credits                   -             -
    Tax benefit not provided due
          to valuation allowance     698,661       352,344
    Surtax exemptions, net                 -             -
    Other                                  -             -
                                     -------       -------
                                     $     -       $     -
                                     -------       -------

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                      1999            1998
                                                      ----            ----
    Deferred tax assets:
        Tax benefits related to net  operating
        loss carryforwards and  research
                tax credits                     $3,843,286      $3,144,625
                                                ----------      ----------
    Total deferred tax assets                    3,843,286       3,144,625
    Valuation allowance for
             deferred tax assets                 3,535,286       2,836,625
                                                ----------      ----------
    Net deferred tax assets                     $  308,000       $ 308,000



6) COMMITMENTS

    a)  Leases

        The company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 1999 are as follows:

                                      2000           $   201,897
                                      2001               193,622
                                      2002               185,483
                                      2003               185,483
                                      2004               243,664
                                After 2005               242,448
                                                         -------
              Total minimum lease payments            $1,252,597

        Rent expense for the years ended December 31, 1999 and 1998 was $60,227 and $150,037 respectively.

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        b) Employment Agreement:

           The Company has an employment agreement with one officer, who is also a director of the Company. The employment agreement contains change in control provisions that would entitle the officer to receive up to 2.99 times the annual salary if there is a change in control in the Company (as defined) and a termination of employment. The maximum contingent liability under this agreement in such event is approximately $ 523,250.


    7)  Intangible Assets:

        On November 7, 1996, the Company acquired "Intellectual Property",
        issuing 1,500,000 shares of its common stock.   Based on technical
        reviews of the property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company began amortizing the property on January 1, 1997 over a period of five years. The amortization for 1999 and 1998 amounted to $300,000 for each year.

    8)  Stock Options and Warrants

        On November 17, 1999 the Company amended the Incentive Stock Option Plan, authorizing an additional share increase of 1,088,000 shares.

        In 1999 60,000 shares were awarded, four individuals participated in the plan as a result of the grant of options awarded. The share price of options awarded was utilizing the market price of shares on date of award. During the latter part of 1999, the Board of Directors approved a resolution for employees to utilize their accrued vacation time to purchase options. In the fiscal year 2000
        the accrued vacation was converted into 224,173 options.   34,800
        shares were exercised in 1999 none in 1998.    In 1998 no shares were
        awarded. The total amount of shares granted and not exercised at December 31, 1999 amounted to 202,700 shares at exercise prices ranging from 0.50 to 1.00 per share.

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

        As required by FASB 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of FASB 123. An option pricing model similar to the Black-Scholes was used with the following weighted average assumptions used for grants in the year 1999 and 1998, respectively: expected volatility of 80 percent; risk free interest rate of 7% and 6% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material. These pro-forma calculations only include the effects of 1998 and 1999 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    9)  Major Customers:

        During 1999, three customers and their operating subsidiaries accounted for 64.63%, 10.31% and 9.71% of total sales. During 1998, three customers and their operating subsidiaries accounted for 82.95%, 4.69% and 3.45% of total sales.


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

        The weighted average number of shares used to compute basic earnings
        (loss) per share was 16,777,070 in 1999 and 14,535,649 in 1998.

   11)  Subsequent Events:

        On January 28,2000 the Board of Directors accepted the resignation of Alan Bashforth from his position as CEO and President of the Company. Alan Bashforth will assume the position of vice chairman of the board and be retained in a consultancy role. As consideration for the two-year consultancy, the agreement calls for an annual fee of 120,000 per year plus the following incentive not to be construed as a sales forecast: The granting of 250,000 options exercisable at $5.00 per share based upon a milestone of the achievement of Twenty million in sales revenue and an average stock price of $20 over a three month period for the year 2000. For the year 2001, 250,000 options or warrants exercisable at $5.00 per share upon the achievement of forty million in sales revenue and an average stock price of $40 over a three month period. The remaining directors receive 100,000 options or warrants at $5.00 on the same milestone basis of achievement. Four directors would receive 50,000 each in the year 2000 and 50,000 each in the year 2001 and one director would receive 10,000 each year.

        Also on January 28, 2000 the board elected Joy C. Hartman CEO and President at a salary of 175,000 per annum. In addition she received 100,000 stock options exercisable at $5.00 per share, 50,000 vesting immediately and 50,000 at December 31, 2000.

        In February 2000, the Company signed an agreement with @IPbell to supply next generation IP telephony gateway solutions worth initially in excess of 16 million.