Form 10QSB
period 2000-03-31
SCIENCE DYNAMICS CORP
filed 2000-05-15
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 2000
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


         05/15/2000    17,444,151 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2000        1
                 (unaudited) and December 31, 1999 (audited)

                 Consolidated Statements of Operations for three months 2 ended March 31, 2000 (unaudited) and three months ended March 31, 1999 (unaudited)

                 Consolidated Statements of Cash Flows for three months 3 ended March 31, 2000 (unaudited) and three months ended March 31, 1999 (unaudited)

                 Notes to Consolidated Financial Statements              4


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     4 - 12


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       13

         Item 2. Changes in Securities                                   13

         Item 3. Defaults upon Senior Securities                         13

         Item 4. Submission of Matters to Vote of Security Holders       13

         Item 5. Other Information                                       13

         Item 6. Exhibits and Reports                                    13

         Item 7. Signatures                                              14

                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                    ASSETS
                                                                                     March 31         December 31,
                                                                                      2000               1999
                                                                                    Unaudited           Audited
                                                                                    ---------           -------
Current assets:
   Cash and cash equivalents                                                      $   136,868        $   674,793
   Accounts receivable - trade                                                        654,204            157,040
   Accounts receivable - other                                                         50,987             63,677
   Inventories                                                                        226,666            361,039
   Other current assets                                                                76,075             50,185
                                                                                  -----------        -----------
      Total current assets                                                          1,144,800          1,306,734
                                                                                  -----------        -----------

Property and equipment, net                                                           394,289            260,543
Deferred income taxes                                                                 308,000            308,000
Intangible Assets, net of accumulated
 amortization of $975,000 in 2000 and
 $900,000 in 1999.                                                                    525,000            600,000
Other assets                                                                          131,865            133,776
                                                                                  -----------        -----------
      Total assets                                                                $ 2,503,954        $ 2,609,053
                                                                                  ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Loan Payable                                                                   $       -          $       -
   Accounts payable                                                                   315,263            215,409
   Accrued expenses                                                                    52,453            424,677
                                                                                  -----------        -----------
      Total current liabilities                                                       367,716            640,086
                                                                                  -----------        -----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      17,569,951 and 17,286,278 issued
      17,444,151 and 17,160,478 outstanding
       in 2000 and 1999 respectively.                                                 175,700            172,862
   Additional paid-in capital                                                      12,707,275         12,556,205
   (Deficit)                                                                      (10,348,904)       (10,362,267)
                                                                                  -----------        -----------
                                                                                    2,534,071          2,366,800
   Common stock held in treasury,
    at cost                                                                          (397,833)          (397,833)
                                                                                  -----------        -----------
   Total shareholders' equity                                                       2,136,238          1,968,967
                                                                                  -----------        -----------
   Total liabilities and shareholders'
    equity                                                                        $ 2,503,954        $ 2,609,053
                                                                                  ===========        ===========

                   SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                  ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):
                                                             Three Months Ended March 31,
                                                             ---------------------------

                                                                  2000           1999
                                                                  ----           ----
 NET SALES                                                    $1,443,482      $ 767,859
                                                              ----------      ---------



Operating costs and expenses:

      Cost of sales                                              572,042        248,399
      Research and development                                   255,707        317,599
      Selling, general
          and administrative                                     605,266        561,574
                                                              ----------      ---------

                                                               1,433,015      1,127,572
                                                              ----------      ---------

Operating Income/Loss                                             10,467       (359,713)

Other income/expenses:
   Interest income                                                 2,898         (3,091)
                                                              ----------      ---------


Net Income/Loss                                               $   13,365      $(362,804)
                                                              ==========      =========



Net Income / (Loss) per common share
  basic and diluted                                           $     0.00      $   (0.02)
                                                              ==========      =========



                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                              Three Months Ended March 31
                                                                  2000          1999
                                                                  ----          ----
Cash flows from operating activities:
   Net Income (loss)                                           $ 13,365      $(362,804)
                                                               --------      ---------

Adjustments to reconcile net (loss) to
 net cash  provided by (used for)
 operating activities:
   Depreciation                                                  24,509         21,984
   Amortization of capitalized software                          76,910         34,749
   Amortization of Intangible assets                                            75,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                        (497,164)      (311,635)
    Other receivable                                             12,689        474,825
    Inventories                                                 134,373         23,172
    Other current assets                                        (25,890)        16,635
    Other assets                                                               (98,089)
   Increase (decrease) in:
     Accounts Payable and                                             -              -
        accrued expenses                                       (272,368)      (239,877)
                                                               --------      ---------

Total adjustments                                              (546,940)        (3,236)
                                                               --------      ---------

 Net cash provided by (used for)
  operating activities                                         (533,576)      (366,040)
                                                               --------      ---------

Cash flows from investing activities:

 Purchase of property and equipment - net                      (158,256)       (10,146)
                                                               --------      ---------

   Net cash (used) in investing activities                     (158,256)       (10,146)
                                                               --------      ---------

Cash flows from financing activities:                                                -
 Increase (decrease) in
  Loan Payable                                                                 153,801
 Issuance of common stock                                       153,907        250,000
                                                               --------      ---------

   Net cash provided
    by financing activities                                     153,907        403,801
                                                               --------      ---------

Net increase (decrease) in
 cash and cash equivalents                                     (537,925)        27,615

Cash and cash equivalents -
 beginning of period                                            674,793         32,249
                                                               --------      ---------

Cash and cash equivalents -
 end of period                                                 $136,868      $  59,864
                                                               ========      =========



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

        These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        Income per share
        ----------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the period. Common equivalent shares, including warrants and stock options, are included in the calculation of diluted earnings per common and common equivalent shares to the extent that they are dilutive and excluded to the extent they are anti-dilutive.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 AND FOR THE THREE MONTHS ENDED MARCH 31, 1999.

        Business Overview
        -----------------

        Science Dynamics, a designer and manufacturer of intelligent telecommunications platforms for over twenty years, has been trading publicly since 1981. In 1996, Science Dynamics acquired
        Innovative Communications Technology, Ltd. and refocused the business to take advantage of emerging packet network markets with a diversified product line to supplement the company's existing traditional market products. The company has restructured and repositioned itself to compete in the new global telecommunications marketplace. In recognition of this redirection, we adopted a new trademark, SciDyn.

        SciDyn is continuing to focus its strategy on becoming a key provider of enabling technologies required for the convergence of traditional and new communications media infrastructures.

        The global telecommunications industry transformation of shifting traditional circuit switched traffic such as voice and fax to new packet based networks is advancing rapidly. The lower cost of packet-switched networks initially drove this change, however, the improving quality and reliability of voice over these networks is accelerating the integration process.

        Over the next decade, it is anticipated that a large majority of voice networks in service today will be replaced by packet infrastructure. This should provide two major opportunities as the transition evolves. The first opportunity is a need to bridge the old circuit switched networks with newer packet based networks.
        This challenge demands high quality dependable gateway equipment and services.

        The second opportunity is that new emerging carriers building from the ground up on these advanced packet based networks require equipment that can help them offer the services and features that are currently deployed in the existing circuit switched networks. Certainly the deciding factor will be up to the public and corporate users of these networks. Traditional telecom carriers are currently in an intense battle to keep customers and prevent costly churning of user accounts. Offering more advanced features with realizable benefits to the end user is an important element. This will hold true as packet-based network providers attempt to lure customers to their new technology. One key factor here is the ability to provide new features at a faster pace than the competition. Packet based networks and much of the technology supporting this network rely more heavily on software driven systems. These systems along with the inherent ability of these networks to overcome distance and access to data obstacles means a greater ability to provide features quickly and more creatively then ever before.

        SciDyn's gateway system is based on a unique BubbleLINK(r) software architecture which allows multiple and varied applications to be designed and deployed quickly and effectively with Bellcore-level reliability.

        Management believes that current products and development strategy teamed with SciDyn's strong telecommunications background will provide a solid product to meet customer needs and the advancements required for the packet based telecom revolution.

        PRODUCTS
        --------

        IP Telephony

        SciDyn's IP Telephony products are designed to enhance the new operators' abilities to combine the technologies of the new IP based networks with the traditional feature rich circuit networks without forfeiting the key functionality of IP network-adaptability.

        The SciDyn system features a modular architecture that permits our customers to add new product and service features without extensive product cost or development time. Based on publicly available data provided by large telecommunications service providers, we believe our modular architecture enables the provision of new and existing communications services at a lower cost than the provision of communications services by traditional telephone companies. The IP Integrator product range addresses the various market segments. The IntegratorC-2100(r) Series focus is corporate enterprises, the IntegratorC-2300(r) focus is for large ISPs and Telco Carriers and the IntergratorC-2500(r) Series focus is intended to address the needs of PTT/Telco Carriers.

        The SciDyn differentiator for the carrier class IP Telephony market is our proprietary software solution, BubbleLink(r). This software enhances the IntegratorC-2000(r) series of IP Gateways by providing functionality, such as easily manipulated voice response announcements and adaptability, i.e. the integration of third party software applications quickly and efficiently giving operators the ability to stay ahead of the competition.

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

        The first quarter of 2000 has been an exciting one for SciDyn. Following the success of the launch of our new IntegratorC-2308 at the VON show (Voice on the Net) in San Jose in March we have successfully shipped our first C-2308 Integrators for the new IP Telephony network. In addition, we are currently expanding our distribution network for IP telephony working with Information Technology Services (ITS) a UK based distributor of networking equipment. ITS's customer list includes Vodaphone, EuroBell, National Westminster Bank and British Broadcasting Corporation
        (BBC).  Initial feedback has proven positive.

        Our supply agreement with our IP Telephony client has moved forward with the insertion of Hewlett Packard as prime procurer of SciDyn's product line for the next generation IP Telephony network. This provides SciDyn with a further distribution arrangement giving SciDyn access to HP's worldwide network of service and provisioning, giving our customer base a strong support network. In addition to the distribution arrangement HP is currently on site in our Cherry Hill facility supervising and maintaining the IP test lab, providing continual support in the development of new applications.

        Recent work in Hong Kong has opened possibilities in China, Philippines and Malaysia. Continuing business development in the region has yielded a number of relationships and potential partnerships, which provide access to key players within each region. With the launch and first shipments of our new product range we have been able to promote SciDyn in a far more aggressive manner producing a great deal of initial interest.

        Over the next eight months, SciDyn plans to introduce several new models into the IntegratorC-2000 gateway family. These include the IntegratorC-2312-F high-density gateway products targeted for high port count, Fax over IP applications, and the R-1000 products targeted for medium to large-scale enterprises requiring integrated routers.

        An ongoing activity is the development of new capabilities and technology for the IntegratorC-2000 platform. Some of the currently scheduled development efforts include simple network management protocol (SNMP) monitoring and configuration, speech recognition, text to speech capabilities, and dynamic application deployment technology.

        Video over Frame Relay

        In 1997 SciDyn launched a new way to carry video conferencing.
        The VFX-250S is a hardware based Frame Relay Access Device (FRAD) designed to carry video streams through the frame relay network.
        As the largest data network protocol in the world, frame relay seemed an obvious choice for adding video connectivity to its wide complement of features.

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

        Recent discussions and visits to China, where three countrywide frame relay networks are presently under construction, have created opportunities with all of the new network operators. Trials are continuing and we anticipate possible business opportunities in the latter part of 2000.

        SciDyn continues to build on the relationships it has developed with data networking partners and continues to be a component of their network offering. A recent acquisition of one of our distribution partners has forced SciDyn to look for alternative distribution arrangements.

        By selling via the network suppliers, such as Lucent, SciDyn is able to serve a far broader customer base and reach additional markets that would not have been addressable.

        The first quarter sales of the VFX-250S have been slow moving. There are a number of large-scale projects quoted late last year, which have not yet been awarded. These include opportunities in China and Russia. Brazil continues to proceed steadily and is anticipated to provide strong sales. With some expected further development of the VFX family and some investment in the promotion of the product line we anticipate an overall increase in sales over the next twelve months.

        In order to maximize our market potential, it is planned to have a combined frame-relay and ISDN interface developed into the product before the end of the year.

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

        The Commander I and II systems can be configured using one or more AdminManager workstations. The AdminManager provides real-time administration of the Commander system through an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).During this year the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's major customers. Additionally, the Company completed development on the Commander II Voice Recognition feature. The Company expects to complete the Commander II Integrated Recording and Inmate debit systems during the next 12 months. During this year, the Company will be exploring business opportunities with the major telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs.


        Error Correction Algorithm

        The Company completed the acquisition of the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock then valued at $100,000. Such patent provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device is designed to reduce costly retransmission and can be utilized across various data transport mediums.

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

        The SciDyn Forward Error Correction algorithm is the first truly new advancement in the field of digital error detection and correction in several decades. This algorithm is a class of computable codes that were previously generally believed not to exist.

        At the present time there is one issued patent. There are many upgrades to the patented material that can be patented that are now trade secrets. These include both revisions to the algorithm and implementation approaches.

        Forward Error Correction Algorithm Target Markets:

        The requirement for highly reliable, low-overhead, and low-cost Forward Error Correction devices is large. This new FEC algorithm will have increased importance in the emerging 3rd generation wireless market as larger packets of information are sent over the networks; lower FEC overheads will be a requirement of this future market. This will also hold true for the future development of packet-based technology. The following markets are potential users of this new technology:

          * Wireless handset and wireless network manufacturers, OEM
          * Cable modem manufacturers, OEM
          * LAN and WAN product manufacturers, OEM
          * Digital communication original equipment manufacturers, OEM


        Voice Response System

        The Company's Voice Response System (VRS) is an automatic intercept product designed to provide a cost-effective solution for implementing announcement capabilities at the central office location. This product is in the mature stage of the product life cycle and we anticipate it will be discontinued shortly. A base line revenue stream will be generated from support of this product.

        Future Product Development

        To better enable future product development, SciDyn has opened an Internet development lab in its Cherry Hill facility. This facility is designed to provide cooperative multi-vendor development as well as to provide SciDyn with a complete R&D test bed.

        Current participants in addition to our next general telco client include Cisco, Hewlett-Packard, Belle Systems, Oracle,
        Natural MicroSystems, and ComPro Technology. Utilizing the lab with full cooperation of the various participants, SciDyn is able to completely test interoperability across vendor platforms and systems.

        The lab is comprised of three major data hubs simulating a live worldwide data network. Additional network facilities include several regional and corporate enterprise WAN segments. The major network has over 800 MBits of bandwidth plus a live data connection to a major worldwide Internet backbone provider. SciDyn has full access to this facility and provides full-time development support to all of the participating vendors. Using this facility, SciDyn can co-develop applications with major industry leaders. SciDyn currently has two efforts already underway. We are working with Cisco to provide advanced voice applications and with Oracle to create unified messaging. In addition, efforts to create services with Belle Systems and ComPro are under investigation.

        The lab also provides a showcase to current and potential customers. It allows a place for customers to present and test new ideas with the guidance and support of participating industry leaders such as SciDyn, Cisco, and Hewlett-Packard.

        IntegratorC-2000(r) Gateway Future Development

        Future SciDyn development strategies will involve the exploration of new Internet data and telephony standards. SciDyn is positioning technical staff members on appropriate standards committees.

        In addition, SciDyn is investigating the generation of a working standard to embody the core concepts of BubbleLINK. Such a standard will open the door for other vendors to develop applications that can reside within a BubbleLINK network. Also under review is the feasibility of standardizing the Integrator call-processing engine as a platform-independent means to create and deliver new services on an IP media gateway.

        As new hardware technology becomes available, SciDyn will incorporate the capabilities of advanced system designs to increase the scope of the current product. Specifically, SciDyn is working with a telecom hardware vendor on the integration and deployment of a high-density DS3 network interface card. SciDyn will also be breaking ground in the creation of new Internet-based service offerings such as Online Call Forwarding, Reverse dial tone, and Dynamic Network Adaptation.


        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Three Months ended March 31, 2000 compared to the Three Months ended March 31, 1999 (unaudited).

                                                    Nine Months Ended
                                                         March 31,
                                                   2000            1999
                                                   ----            ----
           Sales                              $ 1,443,482      $  767,859
           Net Income / (Loss)                     13,365        (362,804)
           Net Income / (Loss) Per Share           $ 0.00          $(0.02)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2000        1999         2000      1999
                                      ----        ----         ----      ----

          Cost of Goods Sold     $  572,042  $  248,399        39.6%    32.4%

          Research & Development    255,707     317,599        17.8%    41.4%

          Sales, General & Admin    605,266     561,574        41.9%    73.2%

          Total Operating Costs
          and Expenses           $1,433,015  $1,127,572        99.3%   147.0%

        Sales for the three-month period of 2000 were $1,443,482 an increase of 675,623 from sales of $767,859 in the corresponding period in 1999. This increase was directly attributable to the shipments of our first C-2308 Integrators for the new IP Telephony network. Service and maintenance sales currently make up a small percentage of our net revenue. We have revamped our service and maintenance department and we expect the proportion of service and maintenance revenue to increase in the future. As we continue to initiate further distribution arrangements we expect to derive an increasing amount of our revenue from the sale of our products through distribution channels. Revenue derived from indirect sales typically carries a lower gross margin than direct sales. As a result, we expect future fluctuations on our total gross margin in the future. The business focus has continued undaunted and we believe our strategic implementation plan will launch the Company into achieving significant sales revenue in the upcoming quarters and succeeding years.

        Cost of Goods sold increased to $572,042 in the first three months of 2000 from $248,399 in the corresponding three-month period of 1999. The increase in the cost of goods sold was directly related to the increase in sales revenue.

        Research & Development expenses decreased to $255,707 in the first three months of 2000 as compared to $317,599 in the comparable three-month period of 1999. The decrease in research and development expenses during the first three months of 2000 is a combined result of a decrease in engineering consulting services, decreased travel and related expenses. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We are currently working on expanding our engineering team and intend to continue to make, significant investments in research and development.

        Sales, General & Administrative expenses increased to $605,266 in the first three months of 2000, compared to $561,574 in the corresponding period of 1999. The primary reason for the increase is the costs associated with the services of Altus Group, the Philadelphia based public relations and marketing company. The major directive is to initiate and promote a full-scale sales and marketing program to bring the company above the radar screen to promote awareness and recognition of SciDyn in the marketplace. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.


        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents increased to $136,868 for the period ended March 31, 2000 from $674,793 at December 31, 1999. Trade accounts receivable increased to $654,204 for the period ended March 31, 2000 compared to $157,040 at December 31, 1999. Net cash used for operating activities was $533,576 during the three-month period ended March 31, 2000 compared to $366,040 in the corresponding period of 1999. Net cash used for operating activities primarily reflects the increase in accounts receivable, and a decrease in inventory, accounts payable and accrued expenses.

        Cash used in investing activities was $158,256 for the three-month period ended March 31, 2000 compared to $10,146 in the corresponding period of 1999. The outlay reflects the continual investment in computer related equipment to further development efforts.

        Cash provided by financing activities in the three-month period ended March 31, 2000, amounted to $153,907, raised through the issuance on Common Stock pursuant to the Company's employee stock option plan.

        We believe that based on our future forecasts relating to operations along with the commitments received to date the Company will have sufficient cash to satisfy our estimated cash requirements for working capital needs. SciDyn has committed itself to developing best-in-class technology to pilot the IP revolution as the Voice of IP Telephony. Our goal is to act as the catalyst for the rapid
        deployment of new voice and data services.   To implement our
        business strategy the company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital through equity positions.

        Forward Looking and Cautionary Statements

        Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the company's failure to continue to develop and market new and innovative products and services and to keep pace with technological change; competitive pressures; failure to obtain or protect intellectual property rights; issues on the company's business, financial condition or results of operations; quarterly fluctuations in revenues and volatility of stock prices; the company's ability to attract and retain key personnel; currency and customer financing risks; dependence on certain suppliers; changes in the financial or business condition of the company's distributors or resellers; the company's ability to successfully manage acquisitions and alliances; legal, political and economic changes and other risks, uncertainties and factors discussed elsewhere in this Form 10-QSB, in the company's other filings with the Securities and Exchange Commission or in materials incorporated therein by reference.

PART II. OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
_____________________________________________________

Item 1. Legal Proceedings

        No material developments.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports

        (a) Exhibit 27 FDS-Financial Data Schedule

        (b) Reports on Form 8-K
            None

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


      Signature                Title                        Date
      ---------                -----                        ----

By:   /s/ Joy C. Hartman       CEO/President                May 15, 2000
      ---------------------    Principal Financial Officer  ------------
      Joy C. Hartman