Form 10QSB
period 2000-06-30
SCIENCE DYNAMICS CORP
filed 2000-08-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2000
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


         08/14/2000    17,783,716 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 2000        1
                 (unaudited) and December 31, 1999 (audited)

                 Consolidated Statements of Income (loss) for the       2
                 six months and three months ended June 30, 2000
                 (unaudited) and the six and three months ended
                 June 30, 1999 (unaudited)

                 Consolidated Statements of Cash Flows for six months   3
                 and Three months ended June 30, 2000 (unaudited) and for the six and three months ended June 30, 1999
                 (unaudited)

                 Notes to Consolidated Financial Statements             4

         Item 2. Management's Discussion and Analysis of Financial      4-12
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                      13

         Item 2. Changes in Securities                                  13

         Item 3. Defaults upon Senior Securities                        13

         Item 4. Submission of Matters to Vote of Security Holders      13

         Item 5. Other Information                                      13

         Item 6. Exhibits and Reports                                   13

         Item 7. Signatures                                             14

                                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                     ASSETS
                                                                                    June 30,         December 31,
                                                                                      2000               1999
                                                                                    Unaudited          Audited
                                                                                    ---------          -------
Current assets:
   Cash and cash equivalents                                                      $ 1,130,534        $   674,793
   Accounts receivable - trade                                                      1,570,817            157,040
   Accounts receivable - other                                                         61,715             63,677
   Inventories                                                                        392,575            361,039
   Other current assets                                                               129,250             50,185
                                                                                  -----------        -----------
      Total current assets                                                          3,284,891          1,306,734
                                                                                  -----------        -----------

Property and equipment, net                                                           506,047            260,543
Deferred income taxes                                                                 308,000            308,000
Intangible Assets, net of accumulated
 amortization of $1,050,000 in 2000 and
 $900,000 in 1999.                                                                    450,000            600,000
Other assets                                                                          129,955            133,776
                                                                                  -----------        -----------
      Total assets                                                                $ 4,678,893        $ 2,609,053
                                                                                  ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   566,610            215,409
   Accrued expenses                                                                    82,177            424,677
                                                                                  -----------        -----------
      Total current liabilities                                                       648,787            640,086
                                                                                  -----------        -----------

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      17,783,716 and 17,286,278 issued
      17,657,916 and 17,160,478 outstanding
       in 2000 and 1999 respectively.                                                 177,837            172,862
   Additional paid-in capital                                                      14,275,287         12,556,205
   (Deficit)                                                                      (10,025,185)       (10,362,267)
                                                                                  -----------        -----------
                                                                                    4,427,939          2,366,800
   Common stock held in treasury,
    at cost                                                                          (397,833)          (397,833)
                                                                                  -----------        -----------
   Total shareholders' equity                                                       4,030,106          1,968,967
                                                                                  -----------        -----------
   Total liabilities and shareholders'
    equity                                                                        $ 4,678,893        $ 2,609,053
                                                                                  ===========        ===========

                                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                                           ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                               Six Months Ended June 30,         Three Months Ended June 30,

                                                                  2000            1999              2000              1999
                                                                  ----            ----              ----              ----

 NET SALES                                                    $3,547,753      $1,208,224        $2,104,271         $ 440,365
                                                              ----------      ----------        ----------         ---------


Operating costs and expenses:

      Cost of sales                                            1,284,270         433,948           712,227           185,549
      Research and development                                   526,534         615,773           270,826           298,174
      Selling, general
          and administrative                                   1,408,305       1,015,281           803,039           453,707
                                                              ----------      ----------        ----------         ---------

                                                               3,219,109       2,065,002         1,786,092           937,430
                                                              ----------      ----------        ----------         ---------

Operating income (loss)                                          328,644        (856,778)          318,179          (497,065)

Other (expenses):
   Interest income                                                 8,438             -               5,540               -
   Interest expense                                                  -            (6,905)              -              (3,814)
                                                              ----------      ----------        ----------         ---------


Net income (loss)                                             $  337,082      $ (863,683)       $  323,719         $(500,879)
                                                              ==========      ==========        ==========         =========



Net income per share-basic and diluted,
and net loss per common share                                 $     0.02      $    (0.05)       $     0.02         $   (0.03)
                                                              ==========      ==========        ==========         =========



                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                              Six Months Ended June 30,
                                                                   2000           1999
                                                                   ----           ----

Cash flows from operating activities:
   Net income (loss)                                           $  337,082      $(863,683)
                                                               ----------      ---------

Adjustments to reconcile net income (loss)
 to net cash (used for) provided by
 operating activities:
   Depreciation                                                    59,880         44,630
   Amortization of capitalized software                                 -         69,498
   Amortization of Intangible assets                              150,000        150,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                        (1,413,777)       (61,520)
    Other receivable                                                1,962        458,801
    Inventories                                                   (31,536)        35,740
    Other current assets                                          (79,065)        32,045
    Other assets                                                    3,821        (96,179)
   Increase (decrease) in:
     Accounts Payable and                                               -              -
        accrued expenses                                            8,701       (363,040)
                                                               ----------      ---------

Total adjustments                                              (1,300,014)       269,975
                                                               ----------      ---------

 Net cash provided by (used for)
  operating activities                                           (962,932)      (593,708)
                                                               ----------      ---------

Cash flows from investing activities:

 Purchase of property and equipment - net                        (305,384)       (19,311)
                                                               ----------      ---------

   Net cash (used) in investing activities                       (305,384)       (19,311)
                                                               ----------      ---------

Cash flows from financing activities:
 Increase (decrease) in
  Loan Payable                                                                   143,224
 Issuance of common stock
 and warrants                                                   1,724,057        504,975
                                                               ----------      ---------

   Net cash (used in) provided
    by financing activities                                     1,724,057        648,199
                                                               ----------      ---------

Net increase (decrease) in
 cash and cash equivalents                                        455,741         35,180

Cash and cash equivalents -
 beginning of period                                              674,793         32,249
                                                               ----------      ---------

Cash and cash equivalents -
 end of period                                                 $1,130,534      $  67,429
                                                               ==========      =========


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2000 AND FOR THE THREE MONTHS ENDED JUNE 30, 2000.

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

        The first half of 2000 has been an exciting time for SciDyn as we began to fulfill our first contract for our new C-2308 Integrators. Our supply agreement with Cascadent Communications, Inc. is moving forward with the insertion of Hewlett Packard as prime procurer of SciDyn's product line for the next generation IP Telephony network. To date we have shipped $3,102,690 of the anticipated $13,000,000 contract. HP remains on site in our Cherry Hill facility supervising and maintaining the IP test lab, providing continual support in the development of new applications.

        We are seeking partners to expand our distribution base and are pursuing prospects in Europe and South Africa. We continue to work in Hong Kong in hopes of gaining access to distribution partners in China, Philippines and Malaysia. Continuing business development in the region has yielded a number of relationships and potential partnerships, which provide access to key players within each region. With the launch and first shipments of our new product we have been able to promote SciDyn in a far more aggressive manner producing a great deal of initial interest.

        SciDyn plans to introduce several new models into the IntegratorC-2000 gateway family, as well as, to provide enhancements to existing software. Future new models will include the IntegratorC-2312-F high-density gateway products targeted for high port count, Fax over IP applications, and the R-1000 products targeted for medium to large-scale enterprises requiring integrated routers. Some of the currently scheduled development efforts include simple network management protocol (SNMP) monitoring and configuration which will be completed by the beginning of the fourth quarter, speech recognition, text to speech capabilities, and dynamic application deployment technology are scheduled for completion by the end of the year.

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

        By leveraging the proliferation of frame relay networks throughout the world SciDyn intends to market the VFX-250 products in markets where ISDN and leased line services are not available. This has proven very successful in the past in markets such as Brazil.

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

        Sales of the VFX-250S have been slow throughout 2000. There are a number of large-scale projects quoted late last year, which have not yet been awarded. These include opportunities in China and Russia. Brazil continues to proceed steadily and is anticipated to provide strong sales. With some expected further development of the VFX family and some investment in the promotion of the product line we continue to anticipate an overall increase in sales over the next twelve months.

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

        The Commander I and II systems can be configured using one or more AdminManager workstations. The AdminManager provides real-time administration of the Commander system through an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN). During this year the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's major customers. Additionally, the Company completed development on the Commander II Voice Recognition feature. The Company expects to complete the Commander II Integrated Recording and Inmate debit systems during the next 9 months.

        The Company has begun exploring business opportunities with large telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs. Scidyn believes that such a collaboration will allow Scidyn to bid on much larger projects and open doors to projects to which we were heretofore precluded from bidding because we could not provide a complete solution. Such an arrangement would greatly enhance the Commanders utility in the marketplace, as well as, provide an additional stream of revenue from an existing product.


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

        The patent, which we intend to make available to others on a royalty basis, can be utilized on virtually any data transmitting system, from fiber optics to satellite transmission. Since both transmitting and receiving stations must utilize the same algorithm, the Company's primary task is to initially convince new or redesigned applications to utilize SciDyn's patent for each end of the application. To date Scidyn has been unable to convince any third party to undertake the implementation of this algorithm. If a suitable entity is not found in the near term to exploit this new technology the carrying value of the patent may be impaired.

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

        Current participants in addition to Cascadent Communications, Inc., include Cisco, Hewlett-Packard, Belle Systems, Oracle, Natural MicroSystems, and ComPro Technology. Utilizing the lab with full cooperation of the various participants, SciDyn is able to completely test interoperability across vendor platforms and systems.

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

        IntegratorC-2000(R) Gateway Future Development

        Future SciDyn development strategies will involve the exploration of new Internet data and telephony standards. SciDyn would like to position technical staff members on appropriate standards committees.

        In addition, SciDyn is investigating the generation of a working standard to embody the core concepts of BubbleLINK(R). Such a standard will open the door for other vendors to develop applications that can reside within a BubbleLINK(R) network. Also under review is the feasibility of standardizing the Integrator call-processing engine as a platform-independent means to create and deliver new services on an IP media gateway.

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

        Six Months ended June 30, 2000 compared to the Six Months ended June 30, 1999 (unaudited).

                                                    Six Months Ended
                                                         June 30,
                                                   2000            1999
                                                   ----            ----
           Sales                              $ 3,547,753      $1,208,224
           Net Income / (Loss)                    337,082        (863,683)
           Net Income / (Loss) Per Share           $ 0.02          $(0.05)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2000        1999         2000      1999
                                      ----        ----         ----      ----

          Cost of Goods Sold     $1,284,270  $  433,948         36%      36%

          Research & Development    526,534     615,773         15%      51%

          Sales, General & Admin  1,408,305   1,015,281         40%      84%

          Total Operating Costs
          and Expenses           $3,219,109  $2,065,002         91%     171%


        Sales for the six-month period of 2000 were $3,547,753 an increase of 2,339,529 from sales of $1,208,224 in the corresponding period in 1999. This increase was directly attributable to the shipments of C-2308 Integrators for the new IP Telephony network. Service and maintenance sales currently make up a small percentage of our net revenue. We have revamped our service and maintenance department and we expect the proportion of service and maintenance revenue to increase in the future. As we continue to initiate further distribution arrangements we expect to derive an increasing amount of our revenue from the sale of our products through distribution channels. Revenue derived from indirect sales typically carries a lower gross margin than direct sales. As a result, we expect future fluctuations on our total gross margin in the future.

        Cost of Goods sold increased to $1,284,270 in the first six months of 2000 from $433,948 in the corresponding six-month period of 1999. The increase in the cost of goods sold was directly related to the increase in sales revenue.

        Research & Development expenses decreased to $526,534 in the first six months of 2000 as compared to $615,773 in the comparable six-month period of 1999. The decrease in research and development expenses during the first six months of 2000 is a combined result of a decrease in engineering consulting services and related expenses. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We are currently working on expanding our engineering team and intend to continue to make significant investments in research and development.

        Sales, General & Administrative expenses increased to $1,408,305 in the first six months of 2000, compared to $1,015,281 in the corresponding period of 1999. The primary reason for the increase is the costs associated with the services of Altus Group, the Philadelphia based public relations and marketing company, plus increased presence at industry trade shows and the addition of administrative staff. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.


        Three Months ended June 30, 2000 compared to the Three Months ended June 30, 1999 (unaudited).

                                                    Three Months Ended
                                                         June 30,
                                                   2000            1999
                                                   ----            ----
           Sales                              $ 2,104,271      $  440,365
           Net Income / (Loss)                    323,719        (500,879)
           Net Income / (Loss) Per Share           $ 0.02          $(0.03)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2000        1999         2000      1999
                                      ----        ----         ----      ----

          Cost of Goods Sold     $  712,227  $  185,549         34%      42%

          Research & Development    270,826     298,174         13%      68%

          Sales, General & Admin    803,039     453,707         38%     103%

          Total Operating Costs
          and Expenses           $1,786,092  $  937,430         85%     213%

        Sales for the three-month period of 2000 were $2,104,271 an increase of 1,663,906 from sales of $440,365 in the corresponding period in 1999. This increase was directly attributable to the shipments of C-2308 Integrators to Cascadent Communications for their new IP Telephony network. Service and maintenance sales continue to make up a small percentage of our net revenue. We have revamped our service and maintenance department and we expect the proportion of service and maintenance revenue to increase in the future. As we continue to initiate further distribution arrangements we expect to derive an increasing amount of our revenue from the sale of our products through distribution channels. Revenue derived from indirect sales typically carries a lower gross margin than direct sales. As a result, we expect future fluctuations on our total gross margin in the future.

        Cost of Goods sold in the three months ended June 30, 2000 was $712,227 as compared to $185,549 in the corresponding period of 1999. The increase is directly attributable to the increase in sales during the second quarter of 2000.

        Research & Development expenses decreased from $298,174 in the second quarter of 1999 to $270,826 in the corresponding quarter of 2000. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We are currently working on expanding our engineering team and intend to continue to make significant investments in research and development.

        Sales, General & Administrative expenses, increased $349,332 in 2000 over the corresponding quarter in 1999. This increase is attributable to the use of a marketing firm during the second quarter along with increased presence at trade shows and new administrative hires during the quarter.


        LIQUIDITY AND CAPITAL RESOURCES:
        -------------------------------

        Cash and cash equivalents increased to $1,130,534 for the period ended June 30, 2000 from $674,793 at December 31, 1999. Net cash used for operating activities was $962,932 for the six month period ended June 30, 2000 compared to $593,708 cash used for operating activities in the six month period ended June 30, 1999.

        Net cash used in investing activities was $305,384 during the six-month period of 2000 compared to $19,311 in the corresponding six-month period of 1999.

        Net cash provided by financing activities was $1,724,057 for the
        six-month period ended June 30, 2000.   This amount is related to
        the sale of 200,650 common shares at $8.50 per share which netted $1,570,149, the finders fee from this transaction included the issuance of 13,115 warrants to purchase common shares. The remaining increase in financing activities of $153,908 was related to the exercise of stock options by employees of the Company.

        The Company has financed its recent operations with cash from operations and from the proceeds of private placements of its securities. We believe that based on our future forecasts relating to operations along with the commitments received to date the Company will have sufficient cash to satisfy our estimated cash requirements for working capital needs.

        However, SciDyn has committed itself to developing best-in-class technology to pilot the IP revolution as the Voice of IP Telephony. Our goal is to act as the catalyst for the rapid deployment of new
        voice and data services.   To implement our business strategy the
        company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital through equity positions.

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



PART II.OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
_____________________________________________

Item 1. Legal Proceedings

        No material developments.

Item 2. Changes in Securities

        During the three months ended June 30, 2000 the Company sold 200,650 shares of unregistered common stock to 8 accredited investors, as defined by Rule 501(a) of Regulation D of the Securities Act of 1933, as amended. The net proceeds from the sale were $1,570,149, which are being used to meet the working capital needs of the Company.
        The shares were subsequently registered on August 10, 2000.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        On June 7, 2000 the Company announced the elevation of Alan C. Bashforth to chairman of the company's Board of Directors. Bashforth replaced Lyndon A. Keele, who has retired.

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

      Signature                Title                        Date
      ---------                -----                        ----

 BY:  /s/ Robert O'Connor      Vice President and           August 14, 2000
      ---------------------    Financial Officer            ---------------
      Robert O'Connor