Form 10QSB
period 2000-09-30
SCIENCE DYNAMICS CORP
filed 2000-11-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 2000
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


         11/14/2000    17,657,916 shares of common stock were outstanding.

           S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                 Consolidated Balance Sheets as of September 30, 2000   1
                 (unaudited) and December 31, 1999 (audited)

                 Consolidated Statements of Operations for nine months 2 and three months ended September 30, 2000 (unaudited) and nine months and three months ended September 30, 1999 (unaudited)

                 Consolidated Statements of Cash Flows for nine months 3 ended September 30, 2000 (unaudited) and nine months ended September 30, 1999 (unaudited)

                 Notes to Consolidated Financial Statements             4

         Item 2. Management's Discussion and Analysis of Financial      4 - 13
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                      14

         Item 2. Changes in Securities                                  14

         Item 3. Defaults upon Senior Securities                        14

         Item 4. Submission of Matters to Vote of Security Holders      14

         Item 5. Other Information                                      14

         Item 6. Exhibits and Reports                                   14

         Item 7. Signatures                                             15

                                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                     ASSETS
                                                                                   September 30,     December 31,
                                                                                      2000               1999
                                                                                    Unaudited          Audited
                                                                                    ---------          -------
Current assets:
   Cash and cash equivalents                                                      $   906,598        $   674,793
   Accounts receivable - trade                                                      1,800,671            157,040
   Accounts receivable - other                                                         74,521             63,677
   Inventories                                                                        199,041            361,039
   Other current assets                                                               134,844             50,185
                                                                                  -----------        -----------
      Total current assets                                                          3,115,675          1,306,734
                                                                                  -----------        -----------

Property and equipment, net                                                           652,308            260,543
Capitalized Software                                                                  144,355                  -
Deferred income taxes                                                                 308,000            308,000
Intangible Assets, net of accumulated
 amortization of $1,125,000 in 2000 and
 $900,000 in 1999.                                                                    375,000            600,000
Other assets                                                                          127,376            133,776
                                                                                  -----------        -----------
      Total assets                                                                $ 4,722,714        $ 2,609,053
                                                                                  ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligation                                    $    25,917       $          -
   Accounts payable                                                                   476,797            215,409
   Accrued expenses                                                                   110,137            424,677
                                                                                  -----------        -----------
      Total current liabilities                                                       612,851            640,086
                                                                                  -----------        -----------

Long-term portion of capital lease obligation                                          62,327                 -
                                                                                  -----------        -----------
Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      17,783,716 and 17,286,278 issued
      17,657,916 and 17,160,478 outstanding
       in 2000 and 1999 respectively.                                                 177,837            172,862
   Additional paid-in capital                                                      14,275,287         12,556,205
   (Deficit)                                                                      (10,007,755)       (10,362,267)
                                                                                  -----------        -----------
                                                                                    4,445,369          2,366,800
   Common stock held in treasury,
    at cost                                                                          (397,833)          (397,833)
                                                                                  -----------        -----------
   Total shareholders' equity                                                       4,047,536          1,968,967
                                                                                  -----------        -----------
   Total liabilities and shareholders'
    equity                                                                        $ 4,722,714        $ 2,609,053
                                                                                  ===========        ===========

                                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                                           ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                            Nine Months Ended September 30,        Three Months Ended September 30,

                                                                  2000            1999              2000              1999
                                                                  ----            ----              ----              ----

 NET SALES                                                    $5,178,155      $1,828,559        $1,630,402         $ 620,335
                                                              ----------      ----------        ----------         ---------


Operating costs and expenses:

      Cost of sales                                            1,807,158         881,072           522,886           447,124
      Research and development                                   883,935         914,677           307,402           298,904
      Selling, general
          and administrative                                   2,201,692       1,403,562           792,617           388,281
                                                              ----------      ----------        ----------         ---------

                                                               4,842,785       3,199,311         1,622,905         1,134,309
                                                              ----------      ----------        ----------         ---------

Operating income (loss)                                          335,370      (1,370,752)            7,497          (513,974)

Other (expenses):
   Interest income                                                22,044             -              13,606               -
   Interest expense                                               (2,902)         (8,728)           (2,902)           (1,823)
                                                              ----------      ----------        ----------         ---------


Net income (loss)                                             $  354,512     $(1,379,480)       $   18,201         $(515,797)
                                                              ==========      ==========        ==========         =========



Net income (loss) per common share                            $     0.02      $    (0.08)       $     0.00         $   (0.03)
                                                              ==========      ==========        ==========         =========



                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                             Nine Months Ended September 30,
                                                                   2000           1999
                                                                   ----           ----

Cash flows from operating activities:
   Net income (loss)                                           $  354,512    $(1,379,480)
                                                               ----------     ----------

Adjustments to reconcile net income (loss)
 to net cash used for
 operating activities:
   Depreciation                                                    99,518         67,748
   Amortization of capitalized software                                 -        104,247
   Amortization of Intangible assets                              225,000        225,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                        (1,643,631)      (227,479)
    Other receivable                                              (10,844)       632,677
    Inventories                                                   161,998        115,661
    Other current assets                                          (84,659)         7,569
    Other assets                                                    6,400        (94,268)
   Increase (decrease) in:
     Advance Deposits                                                   -        259,281
      Accrued expenses                                            (53,152)      (289,093)
                                                               ----------      ---------

Total adjustments                                              (1,299,370)       801,343
                                                               ----------      ---------

 Net cash used for
  operating activities                                           (944,858)      (578,137)
                                                               ----------      ---------

Cash flows from investing activities:

 Purchase of property and equipment                              (399,177)       (39,568)
 Capitalized software                                            (144,355)             -
                                                               ----------      ---------

   Net cash used in investing activities                         (543,532)       (39,568)
                                                               ----------      ---------

Cash flows from financing activities:
 Increase (decrease) in
  Payment on capitalized lease                                     (3,862)             -
  Loan Payable                                                                   166,746
 Issuance of common stock
 and warrants                                                   1,724,057        497,475
                                                               ----------      ---------

   Net cash provided
    by financing activities                                     1,720,195        664,221
                                                               ----------      ---------

Net increase in
 cash and cash equivalents                                        231,805         46,516

Cash and cash equivalents -
 beginning of period                                              674,793         32,249
                                                               ----------      ---------

Cash and cash equivalents -
 end of period                                                 $  906,598      $  78,765
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

        Income per share
        ----------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods. Shares issuable upon exercise of common stock options and warrants are included for the period ended 9/30/00 and excluded for the period 9/30/99 as they would be anti-dilutive during this period.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

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

        SciDyn's gateway system is based on a unique BubbleLINK(r) software architecture which allows multiple and varied applications to be designed and deployed quickly and effectively.

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

        The SciDyn system features a modular architecture that permits our customers to add new product and service features without significant cost or development time. Based on publicly available data provided by large telecommunications service providers, we believe our modular architecture enables the provision of new and existing communications services at a lower cost than the provision of communications services by traditional telephone companies. The IP Integrator product range addresses the various market segments. The IntegratorC-2100(r) Series focus is corporate enterprises, the IntegratorC-2300(r) focus is for large ISPs and Telco Carriers and the IntergratorC-2500(r) Series focus is intended to address the needs of PTT/Telco Carriers.

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

        SciDyn continues to fulfill its first contract for its new C-2308 Integrators. Our supply agreement with Cascadent Communications, Inc. is moving forward with the insertion of Hewlett Packard as prime procurer of SciDyn's product line for the next generation IP Telephony network. To date we have shipped $4,370,520 of the anticipated $13,000,000 contract.

        We are seeking partners to expand our distribution base and are pursuing prospects in Europe and Asia. In October 2000 Scidyn signed a distribution agreement with Telecommunications and Security Systems Limited (TSSL). TSSL will distribute Scidyn's IP Telephony Gateway products for use in customer projects in China, Philippines and Malaysia. Continuing business development in the region has yielded a number of relationships and potential partnerships, which provide access to key players within each region.

        SciDyn plans to introduce several new models into the IntegratorC-2000 gateway family, as well as, to provide enhancements to existing software. Future new models will include the IntegratorC-2312-F high-density gateway products targeted for high port count, Fax over IP applications, and the R-1000 products targeted for medium to large-scale enterprises requiring integrated routers. Some of the currently scheduled development efforts include simple network management protocol (SNMP) monitoring and configuration which will be completed by the middle of the fourth quarter, speech recognition, text to speech capabilities, and dynamic application deployment technology are scheduled for completion by the end of the first quarter of 2001.

        Video over Frame Relay

        In 1997 SciDyn launched their new way to carry video conferencing. The VFX-250S is a hardware based Frame Relay Access Device (FRAD) designed to carry video streams through the frame relay network. As the largest data network protocol in the world, frame relay seemed an obvious choice for adding video connectivity to its wide complement of features.

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

        Recent discussions and visits to China, where three countrywide frame relay networks are presently under construction, have created opportunities with all of the new network operators. Trials are continuing and we continue to anticipate possible business opportunities in the latter part of 2000 or the early part of 2001.

        SciDyn continues to build on the relationships it has developed with data networking partners and continues to be a component of their network offering. A recent acquisition of one of our distribution partners has forced SciDyn to look for alternative distribution arrangements.

        Sales of the VFX-250S have been slow throughout 2000.   There are a
        number of large-scale projects quoted late last year, which have not yet been awarded. These include opportunities in China and Russia. Brazil continues to proceed steadily and is anticipated to provide sales. With some expected further development of the VFX family and some investment in the promotion of the product line we continue to anticipate an overall increase in sales over the next twelve months. In order to maximize our market potential, Scidyn is working on making the VFX product interoperable with Sony equipment.

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

        The Commander I and II systems can be configured using one or more AdminManager workstations. The AdminManager provides real-time administration of the Commander system through an Ethernet Local
        Area Network (LAN) or a Wide Area Network (WAN). During this year the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's major customers. Additionally, the Company completed development on the Commander II Voice Recognition feature. The Company expects to complete the Commander II Integrated Recording and Inmate debit systems by the second quarter of 2001.

        The Company continues to explore business opportunities with large telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs. Scidyn believes that such a collaboration will allow Scidyn to bid on much larger projects and open doors to projects to which we were heretofore precluded from bidding because we could not provide a complete solution. Such an arrangement would greatly enhance the Commanders utility in the marketplace, as well as, provide an additional stream of revenue from an existing product.


        Error Correction Algorithm

        The Company acquired the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock then valued at $100,000. Such patent provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device is designed to reduce costly retransmission and can be utilized across various data transport mediums.

        The patent, which we intend to make available to others on a royalty basis, can be utilized on virtually any data transmitting system, from fiber optics to satellite transmission. Since both transmitting and receiving stations must utilize the same algorithm, the Company's primary task is to initially convince new or redesigned applications to utilize SciDyn's patent for each end of the application. Scidyn continues to pursue a third party to undertake the implementation of this algorithm. If a suitable entity is not found in the near term to exploit this new technology the carrying value of the patent may be impaired.

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

        As new hardware technology becomes available, SciDyn will incorporate the capabilities of advanced system designs to increase the scope of the current product. Specifically, SciDyn continues to explore the integration of a high-density DS3 network interface card. SciDyn will also continue to explore the creation of new Internet-based service offerings.


        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Nine Months ended September 30, 2000 (unaudited) compared to the Nine Months ended September 30, 1999 (unaudited).

                                                    Nine Months Ended
                                                       September 30,
                                                   2000            1999
                                                   ----            ----
           Sales                              $ 5,178,155     $ 1,828,559
           Net Income (Loss)                    $ 354,512     $(1,379,480)
           Net Income (Loss) Per Share             $ 0.02          $(0.08)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2000        1999         2000      1999
                                      ----        ----         ----      ----

          Cost of Goods Sold     $1,807,158  $  881,072         35%      48%

          Research & Development $  833,935  $  914,677         16%      50%

          Sales, General & Admin $2,201,692  $1,403,562         43%      77%

          Total Operating Costs
          and Expenses           $4,842,785  $3,199,311         94%     175%


        Sales for the nine-month period of 2000 were $5,178,155 an increase of $3,349,596 from sales of $1,828,559 in the corresponding period in 1999. This increase is directly related to the sales of the Integrator Series during 2000. The business focus has continued undaunted to initiate and promote a full-scale sales and marketing program aimed at obtaining commitments and eventual orders for the Voice over IP Gateways from those customers who have already evaluated the IP technology.

        Cost of Goods sold increased to $1,807,158 in the first nine months of 2000 from $881,072 in the corresponding nine-month period of 1999. The increase in the cost of goods sold was directly related to the increase in sales revenue. The improvement of the gross margin is related to the low sales volume and the increase in the unit price of replacement boards procured at low volumes during 1999.

        Research & Development expenses decreased to $833,935 in the first nine months of 2000 as compared to $914,677 in the comparable nine-month period of 1999. The decrease in research and development expenses during this period is a combined result of a decrease in engineering consulting services and related expenses. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We have expanded our development team during October 2000 and intend to continue to make, significant investments in research and development.

        Sales, General & Administrative expenses increased to $2,201,692 for the nine-month period of 2000, compared to $1,403,562 in the corresponding period of 1999. The primary reason for the increase is the costs associated with the services of Altus Group, the Philadelphia based public relations and marketing company, plus increased presence at industry trade shows, marketing materials, additional sales people hired during the second and third quarter and
        the addition of administrative staff.   We expect to incur
        substantial expenditures related to sales and marketing activities and in the expansion of our domestic and international distribution channels.


        Three Months ended September 30, 2000 (unaudited) compared to the Three Months ended September 30, 1999 (unaudited).

                                                    Three Months Ended
                                                       September 30,
                                                   2000            1999
                                                   ----            ----
           Sales                              $ 1,630,402      $  620,335
           Net Income (Loss)                  $    18,201      $ (515,797)
           Net Income (Loss) Per Share             $ 0.00          $(0.03)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2000        1999         2000      1999
                                      ----        ----         ----      ----

          Cost of Goods Sold     $  522,886  $  447,124         32%      72%

          Research & Development $  307,402  $  298,904         19%      48%

          Sales, General & Admin $  792,617  $  388,281         49%      63%

          Total Operating Costs
          and Expenses           $1,622,905  $1,134,309        100%     183%

        Cost of Goods sold in the three months ended September 30, 2000 was $522,886 as compared to $447,124 in the corresponding period of 1999. The cost of goods sold as a percentage of sales amounted to 32% and 72% for the three months periods ending September 30, 2000 and September 30, 1999, respectively. The decrease in the cost of sales as a percentage of sales was due to the low sales volume and the increase in the unit price of replacement boards procured at low volumes during 1999.

        Research & Development expenses increased from $298,904 in the second quarter of 1999 to $307,402 in the corresponding quarter of 2000. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. Due to the technological nature of the Company's business and the anticipated expansion of its technology into new applications, management expects continual investment for development and engineering expenses.

        Sales, General & Administrative expenses increased to $792,617 for the three-month period of 2000, compared to $388,281 in the corresponding period of 1999. The primary reason for the increase is the costs associated with the services of Altus Group, the Philadelphia based public relations and marketing company, plus increased presence at industry trade shows, marketing materials, additional sales people hired during the second and third quarter and
        the addition of administrative staff.   We expect to incur
        substantial expenditures related to sales and marketing activities and in the expansion of our domestic and international distribution channels.

        LIQUIDITY AND CAPITAL RESOURCES:
        --------------------------------

        Cash and cash equivalents increased to $906,598 for the period ended September 30, 2000 from $674,793 at December 31, 1999. Net cash used for operating activities was $944,858 during the nine-month period ended September 30, 2000 compared to $578,137 in the corresponding period of 1999.

        Cash used in investing activities was $543,532 for the nine-month period ended September 30, 2000 compared to $39,568 in the corresponding period of 1999. The outlay reflects the continual investment in computer related equipment, leasehold improvements, and further development efforts.

        Net cash provided by financing activities was $1,720,195 for the
        nine-month period ended September 30, 2000.   This amount is related
        to the sale of 200,650 common shares at $8.50 per share which netted $1,570,149, the finders fee from this transaction included the issuance of 13,115 warrants to purchase common shares. The remaining increase in financing activities of $153,908 was related to the exercise of stock options by employees of the Company, offset by the payment on the capitalized lease.

        The Company has financed its recent operations with cash from operations and from the proceeds of private placements of its securities. We believe that based on our future forecasts relating to operations along with the commitments received to date the Company will have sufficient cash to satisfy our estimated cash requirements for working capital needs. However, SciDyn has committed itself to developing best-in-class technology to pilot the IP revolution as the Voice of IP Telephony. Our goal is to act as the catalyst for the
        rapid deployment of new voice and data services.   To implement our
        business strategy the company may require resources greater than our available cash or than are otherwise available. In such event, the Company may be required to raise additional capital through equity financing.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports

        (a) Exibit 27 FDS-Financial Data Schedule
        (b) Reports on Form 8-K
            None

Item 7. Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



      Signature                Title                        Date
      ---------                -----                        ----

 BY:  /s/ Joy C. Hartman       CEO, President and           November 14, 2000
      ---------------------    Director                     -----------------
      Joy C. Hartman


 BY:  /s/ Robert O'Connor      Vice President and           November 14, 2000
      ---------------------    Chief Accounting Officer     -----------------
      Robert O'Connor



-14