Form 10KSB
period 2000-12-31
SCIENCE DYNAMICS CORP
filed 2001-03-30
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2000 were $5,269,377.

As of March 21, 2000, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $14,590,630 million

As of March 21, 2000, the issuer had 17,783,710 outstanding shares of Common Stock.

Transitional small business format  Yes ___    No  X

PART I
--------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL OVERVIEW
----------------

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. During the past 23 years the Company has developed, designed and marketed a variety of Telecommunications systems, including intelligent call processing platforms, which provide telecommunications service capabilities to the public switched telephone network (PSTN). These platforms are sophisticated software based systems, which satisfy a wide range of computer telephony integration applications. In November 1996, the Company acquired the intellectual property of Innovative Communications Technology (ICT) and embarked on transforming the Company into a predominately software design and system integration company.

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

The Company's development is driven by user needs for cost effective, easy to use, multi-service products that provide an array of telecommunications solutions and services to the customers. These opportunities are primarily in the areas of Voice over Internet Protocol ("VoIP"), Inmate Systems, Video over Frame Relay, Voice Announcements, Interactive Communications, Intelligent Network Control, and Administration. The Company's strategy today is to deliver quality software products and services that empower its customers to improve their applications and deploy quality services worldwide.


BUSINESS DEVELOPMENT
--------------------

Science Dynamics is continuing to focus it's strategy on becoming a key provider of enabling technologies required for the convergence of traditional and new communications media infrastructures.

The telecommunications industry continues to move forward with the shifting of traditional circuit-switched traffic such as voice and fax to new packet-based networks. The market for products and technology needed to enable the shift of these established services to lower cost and more advanced data networks has dampened in recent quarters, with general consensus that the telecom capital expenditure rate will be weak until the second half of 2001.
 It will take many years to displace a major portion of the currently installed circuit-switched infrastructure. This provides two major challenges in the next few years. First a need to bridge the old circuit-switched networks with newer packet-based networks. This challenge demands high quality dependable gateway equipment and services. Second new emerging carriers building from the ground up on these advanced packet-based networks require equipment that can help them offer the services and features that are currently deployed in the existing circuit-switched networks. Certainly the deciding factor will be up to the public and corporate users of these networks. Traditional telecom carriers are currently in an intense battle to keep customers and prevent costly churning of user accounts. Offering more advanced features with realizable benefits to the end user is the key to winning this battle. This will hold true as packet-based network providers attempt to lure customers to their new technology. One key factor here is the ability to provide new features at a faster pace then competition. Packet based networks and much of the technology supporting these networks relies more heavily on software driven systems. These systems along with the inherent ability of these networks to overcome distance and access obstacles means a greater ability to provide features quickly and more creatively then ever before.

Management believes that current products and development strategy teamed with SciDyn's strong telecommunications background will provide a solid product to penetrate niche markets and provide VoIP solutions that will drive out fixed and operational costs for their clients thus increasing profitability in the very competitive telecom space.

PRODUCTS
--------

IP Telephony

One of the current impacts of IP Telephony is the way it is driving the convergence of the IT and telecom markets. Both of these traditional markets are now seeing a paradigm shift to IP Telephony. IP Telephony is crossing traditional parameters and amalgamating historically separated disciplines on an IP network. This means the carriers and companies of the world are starting to send voice over the packet networks that previously
were used only for data.   This is an opportunity for dynamic companies to
take their experience and expertise and apply it in markets not traditionally open to them.

By crossing borders, IP Telephony allows companies like Science Dynamics to diversify from their traditional core technology and enhance and develop bridges between the existing data and telecom infrastructures.

The difference between the current circuit-switched PSTN, which provides a dedicated end-to-end connection, and the packet switched IP network, which provides a virtual connection, is the enhancement of bandwidth utilization.
 By sharing bandwidth as data networks do, new operators should have the potential to provide a reduction in cost as compared to traditional circuit-switched PSTN operators. The focus in today's market is to integrate these two very different forms of communication throughout the world.

SciDyn's IP Telephony products aim to enhance the new operators' abilities to combine the technologies of the new IP-based networks with the traditional feature-rich circuit networks without forfeiting the key functionality of IP network-adaptability.

The SciDyn system features a modular architecture that permits our customers to add new product and service features without significant cost or development time. Based on publicly available data provided by large telecommunications service providers, we believe our modular architecture enables the provision of new and existing communications services at a lower cost than the provision of communications services by traditional telephone companies. The IP Integrator gateway product line addresses the various market segments. The IntegratorC-2100(R) Series focus is corporate enterprises, the IntegratorC-2300(R) Series focus is large ISPs and Telco Carriers and the IntergratorC-2500(R) Series focus is intended to address the needs of PTT/Telco Carriers.

SciDyn offers its proprietary BubbleLink(R) software architecture throughout its current IP Telephony Gateway product line. This includes our high capacity versatile IntegratorC-2308(R), which has one of the smallest footprints in the industry.

Commander Inmate Telephone Control System (ITCS)

The Commander product lines are built on the Company's unique BubbleLINK(R) software architecture. This open system platform is a combination of integrated Computer Telephony (CTI) hardware and software, which can handle thousands of call transactions per hour and provide correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

The Commander I products are designed for the small to mid sized municipal and county correctional facilities requiring control for up to 40 inmate telephone lines. The Commander I base system provides telephone control for 4 lines and can be expanded in 4 line increments. This modular design provides a cost effective solution with an abundance of inmate phone control features.

SciDyn has recently introduced its VoIP technology to its Commander call control system. This enhancement reduces the hardware and operation costs of running the SciDyn solution. The new configuration allows all of SciDyn's technology to be housed at one central location reducing the amount of lines that SciDyn clients will have to use in order to move the same traffic, moreover, the VoIP component allows for a reduction in the per minute charges incurred by our client which enhances profitability.

The Commander I and II call control systems can be configured using one or more AdminManager workstations. The AdminManager provides real-time administration of the Commander through an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

In 1999, the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's customers. The Company expects to complete the Commander II Integrated Recording and Inmate debit systems by the end of the second quarter 2001. The Company continues to explore opportunities with the major telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs.


Video over Frame Relay

In 1997, SciDyn launched its new way to carry video conferencing. The VFX-250S is a hardware based Frame Relay Access Device (FRAD) designed to carry video streams through the frame relay network. As the largest data network protocol in the world, frame relay seemed an obvious choice for adding video connectivity to its wide complement of features.

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

By leveraging the proliferation of frame relay networks throughout the world, SciDyn intends to market the VFX-250S products in markets where ISDN and leased line services are not available. This has proven very successful in the past in markets such as Brazil.

Three countrywide frame relay networks are presently under construction in China. Trials are continuing and we continue to anticipate possible business opportunities in the mid part of 2001.

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

Error Correction Algorithm

In 1999, the Company acquired the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock then valued at $100,000. Such a patent provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device is designed to reduce costly retransmission and can be utilized across various data transport mediums.

The patent, which we intend to make available to others on a royalty basis, can be utilized on virtually any data transmitting system, from fiber optics to satellite transmission. Since both transmitting and receiving stations must utilize the same algorithm, the Company's primary task is to initially convince new or redesigned applications to utilize SciDyn's patent for each end of the application. As stated in previous quarterly reports SciDyn continues to pursue a third party to undertake the implementation of this algorithm. To date a suitable entity has not been identified to exploit this new technology in the near term. Since SciDyn's near term strategy and capital priorities preclude it from investing additional time and funds into exploiting this patent independently, its carrying value of $89,700 has been written off. SciDyn believes that the underlying patent may still have practical applications and is pursuing the outright sale of the patent to interested third parties.

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

At the present time there is one issued patent. There are many upgrades to the patented material that can be patented, which are now trade secrets. These include both revisions to the algorithm and implementation approaches.

Voice Response System

The Company's Voice Response System (VRS) is an automatic intercept product designed to provide a cost-effective solution for implementing announcement capabilities at the central office location. This product has reached its mature stage of the product life cycle and has been discontinued. A base line revenue stream will be generated from support of this product.

PRODUCT DEVELOPMENT
-------------------

The Company's products have primarily been designed and developed by its
internal engineering staff.   The Company considers the features and
performance of its products to be generally competitive to those of other available applications.

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

The Company continues to refine its core BubbleLINK(R) software architecture.
 This software architecture provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the BubbleLINK(R) architecture supports existing Company products such as the Commander family of inmate products, and the IntegratorC-2000(R) Series of IP Telephony gateway products. Management believes that the product design strategy will keep the Company competitive in the emerging Internet
Telephony market.

INTEGRATION OF PRODUCTS
-----------------------

The Company's primary effort is the software design of products, limited hardware design and system integration of purchased products. The Company purchases OEM equipment then integrates its custom software providing quality solutions for the industry. The purchasing philosophy has been to establish relationships with industry leaders in the Networking, Telecom, and PC environments providing quality modules and sub-systems and prompt delivery and service.

Crystal Group, Inc. has been selected as the hardware integration source for SciDyn's entire range of IP Telephony gateways. Crystal Group's CS900 computer chassis provides the Carrier Class high-level quality of hardware and integration services required by SciDyn for their VoIP infrastructure.
 By integrating SciDyn products with Crystal Group's hardware platform, the two companies will be capable of a high level of service and support to telecommunications companies worldwide.


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


SALES AND MARKETING
-------------------

The Company has significantly increased its sales and marketing staff, launched new web initiatives and implemented a complete sales automation process. This has increased the Company's efficiency and effectiveness to evaluate a significant number of opportunities generated from web inquiries, trade shows, press releases, and partner relationships. The end result of these actions is a robust sales funnel and diversification of customer base, thereby limiting the business risk of only having several key customers.

In addition, the Company has undertaken a new marketing initiative to brand SciDyn as the de-facto standard of reliability for new telecommunication applications. This is further reinforced by the Company's 23-year reputation for delivering specialized, high quality solutions. Independent of the new marketing effort, the Company has also seen an increased number of legacy customer inquiries for new releases, upgrades, and special projects. This is a direct indication of the market trend from the old circuit-switched mindset to the new packet-switched paradigm. The Company feels it is well positioned to take advantage of this trend and capitalize on its overall intellectual property portfolio and industry expertise.

RESEARCH & DEVELOPMENT
----------------------

The majority of the research and development activities are conducted at the Company's facility using its array of telephony resources and the technical expertise of its engineering staff. The Company has fourteen employees currently engaged in engineering and research and development. The Company plans to devote a substantial portion of its resources to research and development and to continue utilizing subcontractors to enhance the engineering staff.

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

We believe that the rapid technological developments in the telecommunications industry may limit the protection afforded by patents. Since a patent generally defines what and how to competitors, that information often allows mutations by rivals to circumvent the original patent. Accordingly, we believe that our success will be dependent upon our engineering competence, service, and the quality and economic value of our products.

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


INDUSTRY
--------

The overall growth in the telecommunications sector including equipment and services generated over $609 billion last year growing by more than 12.5 percent over the previous year. According to the Telecommunications Industry Association (TIA), growth in telecommunication equipment sales reached double digits again, outperforming last year by over 13 percent, reaching in excess of $160 billion in sales.

The United Nation's International Telecommunications Union (ITU) research has found that within the Organization of Economic Cooperation and Development (OECD) member states competition has progressed further than others in allowing competition within their national markets. Based on telecommunication revenues, 96 percent of the market was open to unrestricted competition. Liberalization continues to accelerate throughout the world, increasing competition and fueling the double-digit growth in the equipment supplier market.

According to TIA, over the 2000-2004 period, spending in the US telecommunications industry will continue its double-digit growth at a projected rate of 12%. International telecommunications spending, including the export of professional services will total an estimate of $2.1 trillion in 2004.

Although it has been possible to transmit voice over Internet-Protocol, or IP, data networks since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality approaching that of traditional voice networks. In addition, International Data Corporation projects that worldwide Internet telephony will grow from $0.5 billion in 1999, to $18.7 billion in 2004, approximately half of which would be generated by new services, including voice-enabled e-commerce and other enhanced services. International Data Corporation estimates that revenues from unified communications services will grow to $5.7 billion in 2004. Many telecommunications carriers are realizing the need to offer enhanced services to their customers in an effort to reduce customer turnover and increase the minutes of voice traffic carried on their network. We believe it has become increasingly important for telecommunications carriers to offer more than just network infrastructure. Using Internet telephony to complete calls offers communications service providers comparable quality call completion along with the ability to offer new enhanced services.

Despite the anticipated growth of the telecommunications industry over the next five years, recent economic conditions have significantly weakened the demand for telecommunications equipment. The length and breadth of this downturn will determine our performance in the coming year. We believe that the second half of 2001 will provide the bulk of our activity for the year.

COMPETITION
-----------

Due to the nature of the IP telephony market, we recognize that we have chosen to address a highly competitive market place. The competition continues to grow considerably with over 100 gateway products presently offered in the market place. The majority of those competing in the industry today trace their roots back to the data world. With their traditional focus on data networking, the competition has found difficulty in meeting all of the telecommunication requirements the new and existing operators have for operating a full network. Conversely, SciDyn has attacked the market with its twenty-three years of telecom experience.

Companies like Clarent have begun to address these issues. They are increasing port densities and providing the types of services traditional telcos offer. On the other side, Nortel and Lucent have bought data networking expertise with the purchase of Bay Networks and Ascend respectively and continue adapting their telecommunications know how to the new technologies.

With the introduction of the large players like Lucent and Nortel, price per port becomes a major market driver. Cisco, known in the industry for creative financing packages also pushes the price envelope by providing pay as you grow funding for new carriers.

The Commander marketplace has significant competition, however, the introduction of our VoIP technology to the Commander call control series has the potential to change the way future inmate networks are configured and implemented. SciDyn is forging new alliances in this area and believes that it can provide a feature rich and completely VoIP solution to a niche market in which SciDyn is very familiar. If successful, these feature rich VoIP solutions can be rolled out to other vertical markets. This is significant, in that, SciDyn's VoIP technology is not just transferring minutes but actually providing turn key cost effective solutions to its customers, thereby, harnessing the true value of packet-based communication, that is, providing the most cost efficient way of delivering feature rich solutions.

The video over frame relay market has little direct competition. Rather, it must address the alternative solutions such as ISDN availability within the international markets. The proliferation of ISDN has been a major driver within the US market and has forced the Company to focus primarily on the international market where frame relay is far more prolific.

CUSTOMERS
---------

During 2000, two customers accounted for 83% and 15% of total sales. With the introduction of the new product lines and the expansion of the sales team from two to 10 people, SciDyn anticipates less reliance on any single customer or market in the future.

EMPLOYEES
---------

As of March 21, 2001, the Company employed 37 persons on a full time basis.
 The Company supplements full-time employees with subcontractors and part-
time individuals, consistent with workload requirements.   The Company's
continued success depends heavily upon its ability to retain highly qualified and competent personnel. The Company is operating in a high growth industry, which is experiencing fierce competition for experienced and talented personnel. The Company continues to provide its employees with appropriate equity-linked incentives to advance the interests of the Company and its stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company has leased for ten years commencing May 1, 1995, a 50,000 square foot freestanding masonry building in an industrial park in Cherry Hill, New Jersey, utilized for office space and testing of its products and other corporate activities. In the latter part of 1998, the Company subleased 25,645 square feet of the building to a printed circuit board manufacturer. Such sublease is currently in default, and the Company has engaged legal counsel who has filed a complaint to evict such tenant. Such tenant is currently in negotiations with the Company to cure such default and reinstate the sublease.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the Fourth Quarter of the Fiscal Year covered by this report, to a vote of security holders through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's Common Stock resumed being traded on the Nasdaq Small
Cap(SM) Market effective September 20, 2000.   The symbol for the Company's
Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 1999 and December 31, 2000 were as follows:

 Calendar Quarter          High Bid Price            Low Bid Price
 ----------------          --------------            -------------

    1999
    ----
    First                        $.88                     $.38
    Second                        .91                      .69
    Third                        1.47                      .75
    Fourth                       6.00                     1.19


    2000
    ----
    First                      $21.00                    $5.00
    Second                      14.25                     7.50
    Third                       10.88                     6.88
    Fourth                      10.38                      .75

The above listed quotes reflect inter-dealer prices without retail mark-up, markdown, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 2000, there were approximately 350 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

The Company has paid no cash dividends since its inception. The Company presently intends to retain any future earnings for use in its business and does not presently intend to pay cash dividends in the foreseeable future. Holders of the Common stock are entitled to share ratably in dividends when and as declared by the Board of Directors out of funds legally available therefore.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS OVERVIEW
-------------------------

In 1998, management made a strategic decision to divert most of our
development efforts towards the IP system.   Advances in public and private
IP-based networks now enable businesses to use the Internet Protocol (IP) to by-pass the Public Switched Telephone Network (PSTN) for national and international long distance voice, fax, and video communications.

The Company continues to gain knowledge and experience in enhancing the development of the system for IP Telephony. The Company has revised its development and implementation of the products accordingly to the direction of the marketplace. Management believes that the penetration of the IP Telephony market along with renewed interest and development in the Commander II call control series will provide significant growth potential.

During the year, the Company changed the size and structure of its sales force. The sales team has increased from two UK based sales people in 1999 to a 10-person team (8 in the US and 2 in the UK) led by our new Vice President of Sales and Marketing. This team was fully in place by October 2000. Given typical sales lead times and the current state of the Telco market, we do not anticipate significant revenues to be generated by the new team until the second half of 2001.

The Company's net sales results for the year ended December 31, 2000 were $5,269,377 an increase of $2,921,393 from sales of $2,347,984 for the year ended December 31, 1999. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line. The results were largely due to the beginning of the deployment of the Cascadent Supply Agreement during 2000. This Agreement provided $4,370,520 in revenue for the year 2000.
This Agreement was terminated upon SciDyn receiving official word that Cascadent was placed into receivership. SciDyn does not have information as to when or if Cascadent will emerge from receivership.

The strategy for 2001 is to generate sales revenue from the IP system via the efforts of our expanded sales team and to reinvigorate the Commander I and II product lines, as well as, to exploit the VFX-250S product. Although the sales of the VFX-250S did not reach the anticipated level, the market awareness of the functionality and quality of the product has been recognized. The sales for this product have been primarily in South America, with future sales opportunities generating from China and Russia. The sales and marketing team will continue to pursue additional venues for this product producing a base line source of revenue in the coming year.

The Company is continuously exploring new niche opportunities, introducing new product offerings and marketing and sales initiatives to increase market share and value for our customers. The focus of our strategy included providing the core technology needed to deliver a broad range of telephony services; targeting key growth markets worldwide; promoting strategic relationships between our customers; delivering added value through customer support and services; and continuing to actively pursue business alliance candidates that complement or support the Company's core competencies.

Subsequent Events

On March 15, 2001, the Company signed an agreement to receive up to $40 million in equity financing from Alpha Venture Capital Inc., a member of the Alpha Group of Funds. The Alpha Group is a $750 million private equity fund specializing in providing financing to emerging small-cap and mid-cap companies in domestic and global markets.

Under the terms of the equity line agreement, SciDyn will have the right to sell up to $40 million of its common stock to Alpha Venture Capital Inc. SciDyn has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds as its capital needs dictate. The stock will be sold at a maximum discount of ten percent of the average closing bid price at the time of each sale. In connection with such financing, Alpha Venture Capital Inc. has been issued warrants to purchase 500,000 shares of SciDyn's common stock at an exercise price of five dollars per share. Additional warrants to purchase up to 500,000 shares of SciDyn common stock at exercise prices equal to the current bid price will be issued on a pro rata basis at the time of each sale. The term of the equity line is for eight months with an automatic one-year extension if at least ten percent or $4 million is drawn down during the initial eight-month period.

The equity financing draw downs are subject to a limit of 300 percent of the "Average Daily Trading Volume", defined as the dollar amount of the average daily trading volume of shares of the Company's common stock, calculated based upon the average bid price and average daily trading volume traded over the twenty trading days preceding multiple put dates. As such, SciDyn's ability to access these funds in sufficient amounts will be directly related to the average daily trading volume as defined. The agreement contains other provisions, which may have the potential to limit SciDyn's ability to draw down funds. The agreement can be accessed in its entirety as an exhibit to an 8-K filing made with the Securities and Exchange Commission.

The Company plans to use the proceeds for research and development as well as for other general corporate purposes, and is available for potential acquisitions and investments in complementary businesses, products, or technologies.

Funding under the agreement is also subject to completion of certain terms and conditions, including the filing of a registration statement with the Securities and Exchange Commission. No public offering of the Company's common stock will be made except by means of a prospectus under an effective registration statement.

The Company is currently negotiating a necessary bridge loan to subsidize its working capital needs for the period preceding the effective date of the registration statement. Management cannot give assurance as to the success of this effort, but believes that negotiations to date have been promising.

RESULTS OF OPERATIONS
---------------------

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:


                            For the Years Ending December 31,
                                     2000               1999
                                     ----               ----

Sales                          $5,269,377         $2,347,984

Net Loss                      $(1,339,262)      $(2,054,886)

Net Loss Per Share                 $(0.08)           $(0.12)


                                OPERATING EXPENSES        PERCENT OF SALES
                                ------------------        ----------------
                                2000          1999        2000        1999
                                ----          ----        ----        ----

Cost of Goods Sold          $1,891,484  $1,330,886        35.9%       56.7%

Research & Development       1,141,656   1,331,521        21.7%       56.7%

Selling, General & Admin     3,605,768   1,728,244        68.4%       73.6%

Total Operating Costs
and Expenses                $6,638,908  $4,390,651       126.0%      187.0%



Sales for the fiscal year ended December 31, 2000 were $5,269,377 compared to sales of $2,347,984 in the 1999 fiscal year. The sales revenue consists of sales of our integrated hardware and software products, as well as revenue generated from the maintenance and support of those products. The primary factor that affected the increased sales performance was initiation of the roll out of the Cascadent Supply Agreement, which provided $4,370,520 of sales for the year. The Company has committed its resources to the continual research and development of the IP Telephony Integrator gateway
product.   Management believes the effect of this strategy, as well as, the introduction of IP technology to its existing Commander call control product will provide changes in the composition of our customer base resulting in sales growth, customer advantage, and ultimately increased shareholder value.

Cost of Goods Sold decreased 20.8% as a percentage of sales from a 56.7% for the year ended December 1999 to 35.9% for the year ended December 2000.
This decrease is related to the difference in the sales mix in the year 2000, with higher margin Integrator gateway sales replacing lower margin Commander call control sales.

Research and Development expenses decreased from $1,331,521 in 1999 to $1,141,656 in 2000, a decrease of $189,865. Research and development expenses consist of payroll and related expenses for research and development personnel, costs related to systems infrastructure and expenses for testing facilities and equipment. The dollar decreases in research and development expenses were attributable to an increase and reallocation of the number of research and development personnel and expenses related to establishing a new testing facility during 1999. The Company believes that the research and development activities are crucial to maintaining a competitive edge in the rapid growth of the telecommunications marketplace. The Company expects to continue to make substantial investments in the research and development team to maintain a highly skilled force of design engineers for new product development, the key to the future.

Selling, general and administration expenses decreased 5.2% as a percentage of sales. Sales and marketing expenses consist primarily of compensation and related costs for sales personnel, marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. This decrease on a percentage basis is due to the significant increase in sales during 2000. The actual dollar increase of $1,877,524 is attributed to the addition of eight sales and marketing personnel along with increased trade show and advertising activity during 2000. The Company expects to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel, and the expansion of our domestic and international distribution channels.

LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash used for operating activities for the years ended December 31, 2000 and 1999 was $628,040 and $874,925 respectively. The use of cash in operating activities in 2000 resulted primarily from the net loss and a decrease in accounts payable, offset by decreases in accounts receivable, inventory, and other assets.

Net cash used in investing activities was $704,246 in 2000 and $123,555 in 1999. The increase in cash used for investing activities in 2000 was primarily attributable to capital expenditures for the purchase of computers and software for development of the Company's current and new products and for leasehold improvements. The Company expects to increase its capital expenditures to maximize development efforts of new products and applications as necessary. The Company had no significant commitments as of December 31, 2000 for capital expenditures.

Net cash provided by financing activities was $2,009,134 for the year ended
December 31, 2000.   This amount is related to the sale of 200,650 common
shares at $8.50 per share which netted $1,570,149, the finders fee from this transaction included the issuance of 13,115 warrants to purchase common shares. The remaining increase in financing activities of $438,985 was related to the exercise of stock options by employees of the Company, the sale of net operating losses, offset by the payment on the capitalized lease.

At December 31, 2000, the Company had $1,351,641 in cash and cash equivalents and $1,142,948 in working capital, compared with $674,793 in cash and cash equivalents and $666,648 in working capital at December 31, 1999. Current liabilities at December 31, 2000 were $534,477, compared to 640,086 at
December 31, 1999.   The increase in the cash and cash equivalents and the
working capital for the year ended December 31, 2000 are attributable to the proceeds derived from the private placements. The decrease in the current liabilities for the year ended December 31, 2000 resulted from the reduction in overall sales activity during the 4th quarter of 2000.

The Company is currently negotiating a necessary bridge loan to subsidize its working capital needs for the period preceding the effective date of the registration statement related to the $40 million Equity line of credit. Management cannot give assurance as to the success of this effort, but believes that negotiations to date have been promising.

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

Forward Looking Statements
--------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-KSB includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.


ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements are listed at "Index to Consolidated Financial Statements".


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure.

PART III
--------------------------------------------------------------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The directors and executive officers of the registrant were:

  Name                        Age        Position with the Company
  ----                        ---        -------------------------

  Sheldon Hofferman           56         Chairman of the Board since
                                         November 30, 2000 and Director
                                         since September 17, 1997

  Joy C. Hartman              52         President and Chief Executive
                                         Officer since January 28, 2000,
                                         and Director since May 7, 1991

  Kenneth P. Ray              67         Director since May, 1990

  Alan C. Bashforth           51         Director since November 7, 1996

  Anand Kumar                 55         Director since July 1999

  John Innes                  68         Director since October 12, 2000

  L. Michael  Hone            50         Director since October 12, 2000

  Louis Padulo                64         Director since January 17, 2001

  James L. Koley              70         Director since January 17, 2001

  Robert O'Connor             39         Vice President of Finance and
                                         Administration since May 15, 2000

  Joseph Giegerich            34         Vice President of Sales and
                                         Marketing since October 10, 2000

  Thomas Spadaro              40         Vice President of Technology
                                         since December 12, 2000

There were five board meetings during 2000. All the directors had 100% attendance. except for Anand Kumar who was unable to attend 3 meetings. Mr. Kumar resigned from the Board on January 17, 2001.

None of the above persons is related to any other of the above-named persons by blood or marriage.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2000 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.

BIOGRAPHIES
-----------

Sheldon, C. Hofferman, has been an Attorney and Private Investor since 1971. Mr. Hofferman graduated from the University of Pennsylvania in 1966 and Temple University Law School in 1971. He was in private law practice in Washington, D.C., specializing in communications law, from 1971 to 1974. He served as Senior Trial Attorney for the Federal Trade Commission from 1974 to 1983, and re-entered private law practice thereafter. Mr. Hofferman has also served as General Partner of Golden Phoenix Limited Partnership, an investment concern, since 1983.

Joy C. Hartman became President and Chief Executive Officer in January 2000, and continues to serve as, Assistant Secretary and Treasurer. Ms. Hartman joined SciDyn in January 1982. In addition to holding these positions, other positions she has held at SciDyn include CFO, Treasurer, corporate Secretary, and Executive Vice President. Her prior experiences included TeleSciences, Inc., and Peat Marwick Mitchell. Ms. Hartman is a graduate of The Wharton School of Business of the University of Pennsylvania. She is a member of the Financial Executives Institute, the National Association of Corporate Directors, and the American Society of Corporate Secretaries.

Kenneth P. Ray is President of DelRay, Inc., an active telecommunications consulting firm. From 1964 to 1987, he was associated with ITT in various responsible positions and in 1976 became Vice President of ITT Telecommunications, with responsibility for engineering, marketing and sales departments. In 1981, he became Vice President and Director of Operations for the Transmission Division of ITT Space Communications. In January 1987, ITT's telecommunications group was acquired by Alcatel and Mr. Ray became Vice President of Marketing and Development for Alcatel Network Systems.
From 1988 to 1991, he was Vice President for Technology and Business Development for Alcatel North America, a telecommunications company. Mr. Ray received a BSEE from Polytechnic Institute of New York in 1954 and a Masters in Economics from North Carolina State University in 1970.

Alan C. Bashforth, President and Chief Executive Officer of SciDyn until January 2000, relinquished those positions and served as Chairman of the Board until November 30, 2000. He was President of Cascadent Communications, a major customer of SciDyn until December 15, 2000. Previously he was President of Innovative Communications Technology, LTD.
(ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by SciDyn in November 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and telecommunications company, in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering. Mr. Bashforth also serves as a Director of Satellite Media Services Ltd.

Anand Kumar received a Ph.D. Candidacy degree in Communications and a M.S. degree in Electrical Engineering from the University of Connecticut. He also received a B.S. degree in Electrical Engineering (Honors) from Jadavpur University, India. In 1980, Mr. Kumar founded Communications Strategies Group, a technology-consulting firm serving clients in North America, Europe and Asia, for which he continues to serve as principal. He has thirty years of experience in the telecommunications and electronics industries including: Executive Vice President of FaciliCom International; Washington International Teleport - Founder and Chief Executive Officer from 1986 - 1992; General Telephone & Electronics - Manager Marketing Services and Product Development from 1978 - 1980.

John Innes, is Chairman of ACHP, a company started to meet the need of electronic banking/funds transfer marketing and processing. He has 30 years of experience managing, reorganizing, and financing public and private companies. Since 1971, he has been an attorney, consultant and investor in companies in various industries including investment banking, media, aviation, waste management and electronic commerce. From 1992 to 1994, Mr. Innes was Chairman of Commonwealth Associates, a New York based investment-banking firm. Mr. Innes served as Vice-Chairman of Wheeling-Pittsburgh Steel Corporation; Managing Director of Sabre Insurance Company Limited from 1986
- 1991; he also served as General Counsel of Gulfstream Aerospace Corporation from 1976 - 1986. Mr. Innes graduated from Williams College and from Temple University Law School.

L. Michael Hone, has been the President and Chief Executive Officer of Centennial Technologies, Inc., a publicly traded company, since August 1997. Previously he was Chairman and Chief Executive Officer of PSC, Inc., a publicly held manufacturer of hand-held and fixed-position laser-based bar code scanners, scan engines and other scanning products. From 1992 to 1997, Mr. Hone was director of Verax Systems, Inc., a company principally engaged in the design of statistical process control software. Mr. Hone also served as director of Rochester Healthcare Information Group, Inc., a company principally engaged in providing data processing management to the healthcare industry and he served as a director of Telxon, Inc. a publicly held company principally engaged in wireless networks and mobile information systems. Mr. Hone served as director of the Association for the Blind and Visually Impaired, Inc., which is principally engaged in assisting the blind and visually impaired to achieve vocational and social independence. He also served as a director of the Boy Scouts of America, Inc., Ocean County, New York, Council. Mr. Hone is a named inventor on six United States patents. He attended Ohio State University where he majored in Business

Louis Padulo, of Philadelphia, a President Emeritus of University City Science Center since 1997, served as President and Chief Executive Officer of the non-profit consortium of leading universities and organizations, between 1991 and 1996. Previously, he served as President of the University of Alabama in Huntsville and has held a number of administrative and faculty positions with Boston University, Stanford University, Morehouse College, Massachusetts of Institute of Technology, and the University of Tokyo among others. Additionally, Mr. Padulo possesses extensive industry and consulting experience, and has held and continues to hold a number of board and directorship positions with both public and private organizations. Mr. Padulo received a Bachelor of Science degree from Fairleigh Dickinson University, a Master of Science degree in Electrical Engineering from Stanford University, and a Ph.D. from the Georgia Institute of Technology.


James L. Koley has served as an Attorney in general law practice since 1974, as well as during the periods of 1956 to 1959 and 1961 to 1963. He currently serves as Chairman of the Board of Koley Jessen P.C., a professional corporation engaged in the practice of law. Between 1963 and 1974, Mr. Koley served as Secretary and Vice President of Peter Kiewit Sons' Inc., a major international construction firm, and as a Secretary and Director overseeing its 37 subsidiaries. Mr. Koley has served and continues to serve on a number of boards of both public and private entities, including Arts-Way Manufacturing Co. Inc., and Dover Corporation. Mr. Koley received both a B.A. and Doctor of Laws degree from Creighton University, and is a member of the Nebraska and Omaha Bar Associations.

Robert O'Connor came to SciDyn from PricewaterhouseCoopers, L.L.P in Philadelphia, PA, where he served as a manager of middle market advisory services. Mr. O'Connor brings with him a strong background in corporate finance, including prior positions as Corporate Controller and Chief Financial Officer at three technology companies. Mr. O'Connor received his MBA from Rutgers-Graduate School of Management, BS from Kean University in Union, NJ, and he is a Certified Public Accountant.

Joseph Giegerich brings to SciDyn more than 11 years of product marketing, product introduction, and marketing strategy experience in the telecommunications field, specializing in advanced and emerging technologies. He has been involved in all aspects of new business development, including two startups, an acquisition, and a successful IPO. Most recently, he served as Vice President of Sales for iFace.com, a telecommunications equipment provider specializing in Internet and Computer Telephony applications. Previously, He served as Director of Key Accounts with Philips Speech Processing, a division of Philips Electronics NA, where he directly managed $40 million in strategic channel relationships for Philips core speech technology. He was one of the original founders of Voice Systems Technology (VST), a company offering network-based enhanced service platforms and pre-paid wireless applications. VST was subsequently sold to Boston Communications Group and went public shortly after. Earlier in his career, He built and launched a successful voice messaging service bureau. He earned a degree from Rutgers University in Economics, with a minor in Computer Science.

Thomas Spadaro leads the design and development of telephony solutions that facilitate the transition from a circuit-switched network to a digital, packet-based communications environment. Since joining SciDyn in 1983, Thomas has managed the development and design of all major product offerings for the company including the Integrator Series of IP gateways, the Call Control System for correctional facilities and the VFX-250S, Video over Frame Relay Access Device. Thomas previously served as SciDyn's Director of Engineering.

ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation Summary Table

The following table sets forth all information concerning total compensation earned or paid to the Company's Chief Executive Officer and the two other most highly compensated executive officers of the Company who served in such capacities as of December 31, 2000 for services rendered to the Company during each of the last three fiscal years.


                                      SUMMARY COMPENSATION TABLE

                           Annual Compensation      Long term compensation
                          -----------------------  --------------------------
Name and            Year  Salary     Bonus  Other            Awards                 All
Principal                   ($)       ($)   Annual     Restrict-  Options/  LTIP    Other
Position                                    Compen-    ed Stock   SARs(#)   Pay-    Compensa-
                                            sation ($)    ($)               outs($) tion ($)
----------          ----  ------     -----  ---------- --------- ---------- ------  --------
Joy C.Hartman,      2000  161,185     -0-    1,666        -0-   100,000       -0-      -0-
President and       1999  113,237     -0-       -0-       -0-    10,000       -0-      -0-
CEO (1)             1998  111,000     -0-    5,632        -0-        -0-      -0-      -0-

Thomas Spadaro      2000   87,151     -0-    1,104        -0-    25,000       -0-      -0-
Vice President(2)


Robert O'Connor     2000   67,842     -0-       -0-       -0-    20,000       -0-      -0-
Vice President(3)


Joseph Giegerich    2000   24,038     -0-       -0-       -0-    60,000       -0-      -0-
Vice President(4)




(1)      Ms. Hartman was appointed President and CEO of SciDyn in January 2000.

(2) Mr. Spadaro was appointed Vice President on December 17, 2000; previously he was the Company's Director of Engineering.

(3)      Mr. O'Connor was appointed Vice President on May 18, 2000.

(4)      Mr. Giegerich was appointed Vice President on October 17, 2000.

The outside Directors receive $250.00 per meeting as standard compensation for service as directors. The Company has an employment agreement with one officer, who is also a director of the company. The employment agreement contains change in control provisions that would entitle the officer to receive up to 2.99 times the annual salary if there is a change in control in the Company (as defined) and a termination of employment. The maximum contingent liability under this agreement in such event is approximately $523,250.

Options Grants for Fiscal 1999

100,000 options were granted to Ms. Hartman during 2000.
20,000 options were granted to Mr. O'Connor during 2000.
25,000 options were granted to Mr. Spadaro during 2000.
60,000 options were granted to Mr. Giegerich during 2000.




ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information as of March 21, 2001 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security.
 A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.



                                                            Shares of
                                                             Common
                                                              Stock
  Name and Address                                        Beneficially        Percent of
  Beneficial Owner               Title                    of Shares     Outstanding Shares(1)
  ----------------               -----                    ---------     ------------------

Sheldon C. Hofferman,            Chairman                 2,619,921(2)        14.82%
PO Box 350
Fairfax Station, VA  22039

Alan C. Bashforth                Director                 1,520,000(3)         8.55%
Le Virage
La Route de Sainte Marie,
St. Mary, Jersey, UK
JE3 3DB

Edwin S. Marks                   5% Owner                 1,129,000            6.40%
135 East 57th Street
27th Floor
New York, New York  10022


Charles Bresler                  5% Owner                 1,322,666            7.50%
401 M Street SW
Washington, DC

Joy C. Hartman                   CEO/President              215,185(4)         1.2%
27 Hogan Way                     commencing
Moorestown, NJ   08057           Jan 28, 2000
                                 CFO, Treasurer,
                                 Secretary, Director

Kenneth P. Ray                   Director                    46,300(5)         0.26%
909 Darfield Drive
Raleigh, NC   27615


Joseph Giegerich                 Vice President of           25,000            0.14%
46 Longbridge Dr.                Sales and Marketing
Mount Laurel, NJ  08054

Thomas Spadaro                   Vice President of           82,455(6)         0.47%
41 Fountain Blvd                 Engineering
Burlington, NJ  08016


Robert O'Connor                  Vice President of           20,000(7)         0.11%
53 Sorrel Run                    Finance and
Mt. Laurel, NJ  08054            Administration

James L. Koley                   Director as of             142,000            0.80%
Suite 800, One Pacific Place     January 17, 2001
1125 S. 103 Street
Omaha, NE  68124-1079

All Directors, 5% owners
and Officers As a group                                   7,112,527           40.30%


(1)	Based upon a total number of 17,657,900 shares outstanding as of
      March 30, 2001.
(2)	The total includes 2,619,921 shares owned by Golden Phoenix, LP., of which Mr. Hofferman is General Partner.

(3)	Shares in the name of Innovative Communications Technology, LTD., a corporation, controlled by Mr. Bashforth.

(4)	The 215,185 shares in Ms. Hartman's name include incentive options, exercisable within sixty days to acquire 155,000 shares, and 20,000 warrants, and 300 shares owned by Ms. Hartman's children.

(5)	The 46,300 shares owned by Mr. Ray include incentive options, exercisable within sixty days to acquire 30,000 shares.

(6)	The 82,455 shares owned by Mr. Spadaro include incentive options, exercisable within sixty days to acquire 56,200 shares.

(7)	The 20,000 shares owned by Mr. O'Connor include incentive options, exercisable within sixty days to acquire 20,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January, the Company entered into an agreement for consulting services with Alan Bashforth. The consulting services primarily related to identifying, evaluating, and recommending business strategies for the Company. This Agreement will expire on April 30, 2001 and will not be renewed.

The Company sold $4,370,146 of its Integrator gateway product to Cascadent Communications. Alan Bashforth, one of Cascadent's principals, is a member of the Company's Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

 Report of Independent Accountants dated March 10, 2001............Page 25
 Consolidated Balance Sheets as of December 31, 2000
 and 1999..........................................................Page 26
 Consolidated Statements of Operations, two years ended
 December 31, 2000.................................................Page 27
 Consolidated Statements of Cash Flows, two years ended
 December 31, 2000.................................................Page 28
 Consolidated Statements of Changes in Shareholders'
 Equity, two years ended December 31, 2000.........................Page 29
 Notes to Consolidated Financial Statements........................Page 30-36

2. INDEX OF EXHIBITS

 Exhibit No.         Description of Exhibit
 -----------         ----------------------
 3.1(1)              The Articles of Incorporation
 3.2(1)              By-Laws
 4.1(2)              1992 Incentive Stock Option Plan of the Registrant
 10.01(3)            Common Stock Purchase Agreement between Registrant and
                     Alpha Venture Capital, Inc.
 10.01(3)            Registration Rights Agreement between Registrant and
                     Alpha Venture Capital, Inc.
 10.01(3)            Escrow Agreement between Registrant and Alpha
                     Venture Capital, Inc.
 10.01(3)            Warrant "A" between Registrant and Alpha Venture
                     Capital, Inc.
 10.01(3)            Warrant "B" between Registrant and Alpha Venture
                     Capital, Inc.


(1) Filed as like-numbered exhibits to Registration Statement, Form S-18, File Number 33-20687, effective April 21, 1981, incorporated by reference.
(2) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996).
(3)   Incorporated by reference from the Registrant's Form 8-K filed
      March 15, 2001.


(b) Reports on Form 8-k:
    None

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION


BY:    /s/Joy C. Hartman
       -----------------
       CEO/President


DATED: March 30, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                        Title                    Date
      ---------                        -----                    ----

BY:  /s/ Sheldon C. Hofferman   Chairman of the Board of      March 30, 2001
     ------------------------   Directors
     Sheldon C. Hofferman


BY:  /s/ Joy C. Hartman         CEO/President                 March 30, 2001
     ------------------------
     Joy C. Hartman


BY:  /s/ Alan C. Bashforth      Director                      March 30, 2001
     ------------------------
     Alan C. Bashforth


BY:  /s/ Kenneth P. Ray         Director                      March 30, 2001
     ------------------------
     Kenneth P. Ray


BY:  /s/ L. Michael Hone        Director                      March 30, 2001
     ------------------------
     L. Michael Hone


BY:  /s/ John Innes             Director                      March 30, 2001
     ------------------------
     John Innes


BY:  /s/ James L. Koley         Director                      March 30, 2001
     ------------------------
     James L. Koley


BY:  /s/ Louis Padulo           Director                      March 30, 2001
     ------------------------
     Louis Padulo

BY:  /s/Robert O'Connor         Vice President of Finance     March 30, 2001
     ------------------------   and Administration and
     Robert O'Connor           Chief Financial Officer

                          SCIENCE DYNAMICS CORPORATION
                          ----------------------------

                  Index to Consolidated Financial Statements



Report of Independent Accountants dated March 10, 2001.............Page 25

Consolidated Balance Sheets as of December 31, 2000 and 1999.......Page 26

Consolidated Statements of Operations, two years ended
December 31, 2000 .................................................Page 27

Consolidated Statements of Cash Flows, two years ended
December 31, 2000 .................................................Page 28

Consolidated Statements of Changes in Shareholders' Equity,
two years ended December 31, 2000 .................................Page 29

Notes to Consolidated Financial Statements .......................Pages 30-36

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Science Dynamics Corporation

We have audited the accompanying consolidated balance sheets of Science Dynamics Corporation and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material resects, the consolidated financial position of Science Dynamics Corporation and Subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Peter C. Cosmas Co., CPAs

370 Lexington Avenue
Suite 1205
New York, NY 10017


March 10, 2001

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31, 2000 AND 1999

                        ASSETS
                                                                    December 31,
                                                             2000                   1999
                                                             ----                   ----

Current assets:
   Cash and cash equivalents                           $1,351,641              $  674,793
   Accounts receivable - trade                            102,194                 157,040
   Accounts receivable - other                             51,401                  63,677
   Inventories                                             87,623                 361,039
   Other current assets                                    84,566                  50,185
                                                       ----------               ---------
      Total current assets                              1,677,425               1,306,734
                                                       ----------               ---------

Property and equipment, net                             1,005,364                 260,543
Deferred income taxes                                           -                 308,000
Intangible Assets, net of accumulated
 amortization of $1,200,000 in 2000 and
 $900,000 in 1999.                                        300,000                 600,000
Other assets                                               25,363                 133,776
                                                       ----------               ---------
      Total assets                                     $3,008,152              $2,609,053
                                                       ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligation         $   57,598              $        -
   Accounts payable                                       358,820                 215,409
   Accrued expenses                                       118,059                 424,677
                                                       ----------               ---------
      Total current liabilities                           534,477                 640,086
                                                       ----------               ---------

Non current portion of capital lease obligation           128,413                       -
                                                       ----------               ---------
      Total liabilities                                   662,890                 640,086

Commitments

Shareholders' equity -
   Common stock - .01 par value,
      45,000,000 shares authorized,
      17,783,700 and 17,286,278 issued
      17,657,900 and 17,160,478 outstanding
      in 2000 and 1999 respectively.                      177,837                 172,862
   Additional paid-in capital                          14,266,787              12,556,205
   (Deficit)                                          (11,701,529)            (10,362,267)
                                                       ----------               ---------
                                                        2,743,095               2,366,800
   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity                           2,345,262               1,968,967
                                                       ----------               ---------
   Total liabilities and shareholders'
    Equity                                             $3,008,152              $2,609,053
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.

-26-

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                    2000                             1999
                                                    ----                             ----

 NET SALES                                   $5,269,377                       $2,347,984



Operating costs and expenses:

      Cost of sales                           1,891,484                        1,330,886
      Research and development                1,141,656                        1,331,521
      Selling, general
          and administrative                  3,605,768                        1,728,244
                                             ----------                       ----------

                                              6,638,908                        4,390,651
                                             ----------                       ----------

Operating Loss                               (1,369,531)                      (2,042,667)

Other income (expenses):
   Interest income                               40,647
   Interest expense                             (10,378)                         (12,219)
                                             ----------                       ----------


Net Loss                                    $(1,339,262)                     $(2,054,886)
                                             ==========                       ==========



Net Loss per common share
  basic and diluted                         $     (0.08)                     $     (0.12)
                                             ==========                       ==========


The accompanying notes are an integral part of these consolidated financial statements.

-27-

                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31,2000 AND 1999


                                                             2000                   1999
                                                             ----                   ----
Cash flows from operating activities:
   Net Loss                                             $(1,339,262)         $(2,054,886)
                                                        -----------          -----------

Adjustments to reconcile net loss to
 net cash used for
 operating activities:
   Depreciation                                             159,859               94,101
   Amortization of capitalized software                           -              138,996
   Amortization of Intangible assets                        300,000              300,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                      54,846              109,363
    Other receivable                                         12,276              596,223
    Inventories                                             273,416              117,455
    Other current assets                                    (34,381)              (3,919)
    Other assets                                            108,413                7,642
   Decrease in:
     Accounts Payable and
        accrued expenses                                   (163,207)            (179,900)
                                                        -----------          -----------

Total adjustments                                           711,222            1,179,961
                                                        -----------          -----------

 Net cash used for
  operating activities                                     (628,040)            (874,925)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                  (704,246)            (123,555)
                                                        -----------          -----------

   Net cash used in investing activities                 (704,246)              (123,555)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease) in:
  Payment on loan payable                                         -             (100,000)
  Payment on capitalized lease                              (14,423)                   -
  Proceeds from sale of income tax NOL                      308,000                    -
 Issuance of common stock and warrants                    1,715,557            1,741,024
                                                        -----------          -----------

   Net cash provided
    by financing activities                               2,009,134            1,641,024
                                                        -----------          -----------

Net increase in
 cash and cash equivalents                                  676,848              642,544

Cash and cash equivalents -
 beginning of period                                        674,793               32,249
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                            1,351,641              674,793
                                                        ===========          ===========

Noncash transactions:
Increase in Capital Lease Obligations                   $   200,434           $        -
                                                        ===========          ===========


    The accompanying notes are an integral part of these consolidated financial statements.

-28-


                                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED DECEMBER 31, 2000 AND 1999


                                    Common Stock                    Additional                          Treasury
                                    ------------                      Paid-In                           --------
                                       Shares         Amount          Capital          (Deficit)         Shares       Amount
                                       ------         ------          -------          ---------         ------       ------


Balance
 December 31, 1998                  15,861,449      $158,614      $ 10,729,429      $ (8,307,381)       125,800     $397,833
                                    ----------      --------      ------------      -------------       -------     -------

Exercise of Stock Options               34,800           348            26,984                 -              -           -
Issuance of common stock
 net of related expenses             1,218,000        12,180         1,701,512                 -              -           -
Common Stock issued
 for patent                            172,029         1,720            98,280


Net loss                                     -             -                 -        (2,054,886)             -           -


Balance
 December 31, 1999                  17,286,278      $172,862      $ 12,556,205      $(10,362,267)       125,800    $397,833
                                    ----------      --------      ------------      -------------       -------     -------


Exercise of Stock Options              283,673         2,838           151,069                 -              -           -
Issuance of common stock
 net of related expenses               213,749         2,137         1,559,513                 -              -           -

Net loss                                     -             -                 -        (1,339,262)             -           -
                                    ----------      --------      ------------      -------------       -------     -------



Balance
 December 31, 2000                  17,783,700      $177,837       $14,266,787       (11,701,529)       125,800    $397,833
                                    ==========      ========      ============      =============       =======     =======

    The accompanying notes are an integral part of these consolidated financial statements.

-29-



                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)	Summary of Significant Accounting Policies:

      a) Principles of Consolidation:

         The consolidated financial statements include the Company's wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.

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

      e) Property and Equipment:

         Property and equipment are stated at cost, depreciation of property and equipment is computed generally using the straight-line method based on estimated useful lives of five years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the life of the related lease or their estimated useful lives, whichever is shorter, using the straight-line method. Costs of major additions and betterment's are capitalized; maintenance and repairs which do not improve or extend the life of respective assets are charged to expenses as incurred. When an asset is sold or otherwise disposed of, the cost of the property and the related accumulated depreciation is removed from the respective accounts and any resulting gains or losses are reflected in income.

      f) Cash and Cash Equivalents:

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      g) Income Taxes:

         The Company elected to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", (SFAS No. 109) in 1992. Under SFAS No. 109, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expenses (credit) is the tax payable (receivable) for the period and the change during the period in deferred tax assets and liabilities.

      h) Revenue Recognition:

         Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized at time of delivery and acceptance and after consideration of all the terms and conditions of the customers contract. Sales of services are recognized at time of performance.

      i) Impairment of Long-Lived Assets:

         Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of." SFAS No. 121 requires the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable.

         In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets' carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. In 2000, the Company wrote off the carrying value of one of its patents in the amount of $89,706.

      j) Fair Value Disclosures:

         The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value because of the immediate or short-term maturity of these financial instruments.

      k) Stock Options:

         The Company accounts for its stock options in accordance with the provisions of Accounting principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation. Had the company determined compensation cost based on fair value at the grant date for stock options under SFAS No. 123 the effect would have been immaterial.

      l) New Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000 issued SFAS No. 138, accounting for certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. These new standards require companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the fair value of those derivatives would be accounted for based on the use of the derivative and whether the instrument qualified for hedge accounting, as defined in SFAS 133 and 138. The Company is required to implement these statements in the first quarter of
         fiscal 2001.   The company has not used derivative instruments and
         believes the impact of adoption of this statement will not have a significant effect on the financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which provided guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

         In March 2000, the Financial Accounting Standards Board, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion No. 25 for certain issues, such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on its financial statements.

2)	Accounts Receivable:

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2000 and 1999.

3)	Property and Equipment:

A summary of the major components of property and equipment is as follows:


       Computers, fixtures
       And equipment                          $1,452,454      $ 547,775

       Less accumulated Depreciation            (447,090)      (287,232)
                                              ----------      ---------

       Totals                                 $1,005,364      $ 260,543
                                              ==========      =========


4)	Income Taxes:

In 1992, the Company adopted SFAS No. 109, Accounting for Income taxes.
Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. Inc. 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized in the accompanying balance sheet a December 31, 1999 was recovered through the sale of New Jersey State net-operating loss carryovers as permitted by the State in the amount of $308,000.

At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2000 and 1999 operations has been reduced in its entirety by the valuation allowance.


As a result of the operating losses for the years ended December 31, 1990 and 1992-2000 the Company has available to offset future taxable income a net operating loss of $12,722,364 expiring 2005-2020. In addition, research credits expiring 2005-2014 are available to offset future taxes.

The components of the provision (credit) for income taxes from continuing operations is as follows:

                                     2000	 1999
                                     ----        ----

          Deferred
            Federal                $    -      $    -

          Current
            Federal                     -           -
            State                       -           -
                                   ------      ------
                                   $    -      $    -
                                   ------      ------

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

                                     2000	 1999
                                     ----        ----
          Federal
          Statutory rate        $(455,349)    $(698,661)

          Research tax
          Credits                       -             -

          Tax benefit not
          Provided due
          To valuation
          Allowance               455,349       698,661
                                ---------     ---------
                                        -             -
                                =========     =========

Components of the Company's deferred tax assets and liabilities are as follows:


                                      December 31,
                                  2000            1999
                                  ----            ----

Deferred tax assets:
Tax benefits related
To net operating
Loss carry forwards
And research tax
Credits                         $4,298,635    $3,843,286
                                ----------    ----------


Total deferred tax
Asset                            4,298,635     3,843,286

Valuation
Allowance for
Deferred tax
Assets                           4,298,635     3,843,286
                                ----------    ----------

Net deferred tax
Assets                              $   -0-         $ -0-
                                ----------    ----------

5)	Commitments:


      a) Leases

         The Company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2000 are as follows:

                             2001        $193,622
                             2002         185,483
                             2003         185,483
                             2004         183,052
                             2005         181,836
                      After  2005          60,612
                                         --------

           Total minimum lease payments  $990,088


      b) Employment Agreement:

         The Company has an employment agreement with one officer, who is also a director of the company. The employment agreement contains change in control provisions that would entitle the officer to receive up to 2.99 times the annual salary if there is a change in control in the Company (as defined) and a termination of employment. The maximum contingent liability under this agreement in such event is approximately $523,250.


6)	Intangible Assets:

On November 7, 1996, the Company acquired "Intellectual Property", issuing 1,500,000 shares of its common stock. Based on technical reviews of the property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company began amortizing the property on January 1, 1997 over a period of five years. The amortization for 2000 and 1999 was $300,000 for each year.

7)	Stock Options and Warrants:

On November 17, 1999 the Company amended the Incentive Stock Option Plan, authorizing an additional share increase of 1,088,000 shares.

283,673 shares were exercised in 2000 and 34,800 in 1999. The total amount of shares granted and not exercised at December 31, 2000 amount to 505,700 at exercise prices ranging from 0.50 to 10.75 per share.

As allowed by FASB No. 123, The Company has elected to continue to follow Accounting Principles Board (APB) Opinion No. 23, " Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its stock option plans. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the options terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

As required by FASB No. 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of FASB No. 123. An option pricing model similar to the Black-Sholes was used with the following weighted average assumptions used for grants in the year 2000 and 1999, respectively: expected volatility of 80 percent; risk free interest rate of 7% and 6% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material. These pro-forma calculations only include the effect of 1999 and 2000 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

8)	Major Customers:

During 2000 two customers accounted for 83% and 15% of total sales. During 1999 three customers and their operating subsidiaries accounted for 64.63%, 10.31% and 9.71% of total sales.

9)	Earnings (Loss) Per Share:

In February 1997, the Financial Accounting Standards Board issued SFAS No.
128. "Earnings Per Share" applicable for financial statements issued for periods ending after December 15, 1997. As required the Company adopted SFAS No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.

The weighted average number of shares used to compute basic loss per share was 17,549,993 in 2000 and 16,777,070 in 1999.

10)	Related Party Transactions

During 2000, Scidyn began the deployment of the Cascadent Supply Agreement, this Agreement provided $4,370,520 in revenue for the year. The Agreement was terminated on January 4, 2001, upon receiving official word that
Cascadent was placed into receivership.   does not have information as to
when or if Cascadent will emerge from receivership as a going concern. Alan Bashforth, one of Cascadent's principals, is a member of the Company's Board of Directors.

11)	Subsequent Events

In March 2001 the Company entered into a $40,000,000 Equity line of Credit arrangement with the Alpha Group. Under the terms of the equity line agreement, the Company will have the right to sell up to $40 million of its common stock. The Company has sole discretion, subject to certain volume limitations and conditions, to draw down upon such funds as its capital needs dictate. The sale price of the common stock will not exceed ten percent of an average closing bid price to be calculated at the time of each sale. In connection with such financing Alpha has been issued warrants to purchase up to 500,000 shares of the Company's common stock at exercise prices of $5.00 per share. Additional warrants to purchase up to 500,000 shares of the Company's common stock at an exercise price equal to the current bid price will be issued on a pro rata basis at the time of each sale. The term of the equity line is for eight months with an automatic one-year extension if at least ten percent or $4 million is drawn down during the initial eight-month period.

The equity financing draw downs are subject to a limit of 300 percent of the "Average Daily Trading Volume", defined as the dollar amount of the average daily trading volume of shares of the Company's common stock, calculated based upon the average bid price and average daily trading volume traded over the twenty trading days preceding multiple put dates. As such, SciDyn's ability to access these funds in sufficient amounts will be directly related to the average daily trading volume as defined. The agreement contains other provisions, which may have the potential to limit SciDyn's ability to draw down funds. The agreement can be accessed in its entirety as an exhibit to an 8-K filing made with the Securities and Exchange Commission.

Funding under the agreement is also subject to completion of certain terms and conditions, including the filing of a registration statement with the Securities and Exchange Commission. No public offering of the Company's common stock will be made except by means of a prospectus under an effective registration statement.