Form 10QSB
period 2001-03-31
SCIENCE DYNAMICS CORP
filed 2001-05-15
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 2001
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


         04/25/2001    17,657,901 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2001        1
                 (unaudited)and December 31, 2000 (audited)

                 Consolidated Statements of Operations for three         2
                 months ended March 31, 2001 (unaudited) and three months ended March 31, 2000 (unaudited)

                 Consolidated Statements of Cash Flows for three         3
                 months ended March 31, 2001 (unaudited) and three months ended March 31, 2000 (unaudited)

                 Notes to Consolidated Financial Statements              4

         Item 2. Management's Discussion and Analysis of Financial       4 - 11
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       12

         Item 2. Changes in Securities                                   12

         Item 3. Defaults upon Senior Securities                         12

         Item 4. Submission of Matters to Vote of Security Holders       12

         Item 5. Other Information                                       12

         Item 6. Exhibits and Reports                                    12

         Item 7. Signatures                                              13

                                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                     ASSETS
                                                                                   March 31,          December 31,
                                                                                      2001               2000
                                                                                    Unaudited          Audited
                                                                                    ---------          -------
Current assets:
  Cash and cash equivalents                                                        $  208,126        $  1,351,641
  Accounts receivable - trade                                                          92,283             102,194
  Accounts receivable - other                                                          64,461              51,401
  Inventories                                                                          83,467              87,623
  Other current assets                                                                103,453              84,566
                                                                                    ---------          ----------
    Total current assets                                                              551,790           1,677,425
                                                                                    ---------          ----------

Property and equipment, net                                                         1,012,248           1,005,364
Intangible Assets, net of accumulated
amortization of $1,275,000 in 2001 and
$1,200,000 in 2000.                                                                   225,000             300,000
Other assets                                                                           25,363              25,363
                                                                                    ---------          ----------
   Total assets                                                                    $1,814,401        $  3,008,152
                                                                                    =========          ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of capital lease obligation                                      $   61,353        $     57,598
  Accounts payable                                                                    354,568             358,820
  Accrued expenses                                                                    206,396             118,059
                                                                                    ---------          ----------
   Total current liabilities                                                          622,317             534,477
                                                                                    ---------          ----------

Long-term  portion of capital lease obligation                                        106,657             128,413
                                                                                    ---------          ----------

Commitments

Shareholders' equity -
  Common stock - .01 par value,
   45,000,000 shares authorized,
   17,783,701 issued and 17,657,901 outstanding
   in 2001 and 2000 respectively.                                                     177,837             177,837
   Additional paid-in capital                                                      14,266,787          14,266,787
   (Deficit)                                                                      (12,961,364)        (11,701,529)
                                                                                   ----------          ----------
                                                                                    1,483,260           2,743,095

   Common stock held in treasury, at cost                                            (397,833)           (397,833)
                                                                                   ----------          ----------

   Total shareholders' equity                                                       1,085,427           2,345,262
                                                                                   ----------          ----------

   Total liabilities and shareholders' equity                                     $ 1,814,401         $ 3,008,152
                                                                                   ==========          ==========

                                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                                           ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                            Three Months Ended March 31,

                                                                  2001            2000
                                                                  ----            ----


NET SALES                                                     $ 194,113       $ 1,443,482
                                                              ---------         ---------


Operating costs and expenses:

      Cost of sales                                             136,847           572,042

      Research and development                                  420,522           255,707

       Selling, general and administrative                      901,217           605,266
                                                              ---------         ---------

                                                              1,458,586         1,433,015
                                                              ---------         ---------

Operating (Loss) / Income                                    (1,264,473)           10,467

Other income/expenses:
 Interest income                                                  4,638             2,898
                                                              ---------         ---------

Net (Loss) / Income                                          (1,259,835)           13,365
                                                              =========         =========


Net (Loss) / Income per common share
  basic and diluted                                         $     (0.07)       $     0.00
                                                              =========         =========


                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                             Three Months Ended March 31,
                                                                   2001           2000
                                                                   ----           ----

Cash flows from operating activities:
 Net (Loss)/Income                                             $(1,259,835)  $   13,365
                                                               -----------   ----------

Adjustments to reconcile net (loss)/ income to
 net cash  used for
 operating activities:
  Depreciation                                                      62,363       24,509
  Amortization of capitalized software                              75,000       76,910
Changes in operating assets and liabilities:
 (Increase) decrease in:
  Accounts receivable                                                9,911     (497,164)
  Other receivable                                                 (13,060)      12,689
  Inventories                                                        4,156      134,373
  Other current assets                                             (18,887)     (25,890)
 Increase (decrease) in:
  Accounts Payable and
   accrued expenses                                                 84,085     (272,368)
                                                               -----------   ----------

Total adjustments                                                  203,568     (546,940)
                                                               -----------   ----------
Net cash used for operating activities                          (1,056,267)    (533,576)
                                                               -----------   ----------


Cash flows from investing activities:

 Purchase of property and equipment                                (69,247)    (158,256)
                                                               -----------   ----------
  Net cash used in investing activities                            (69,247)    (158,256)
                                                               -----------   ----------

Cash flows from financing activities:
 Increase (decrease) in
  Payment on capitalized leases                                    (18,001)           -
 Issuance of common stock                                                -      153,907
                                                               -----------   ----------


   Net cash (used in) provided
   by financing activities                                         (18,001)     153,907
                                                               -----------   ----------

Net decrease in
 cash and cash equivalents                                      (1,143,515)    (537,925)

Cash and cash equivalents -
 beginning of period                                             1,351,641      674,793
                                                               -----------   ----------

Cash and cash equivalents -
 end of period                                                   $ 208,126   $  136,868
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

        These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        Income per share
        ----------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED March 31, 2000.

        Business Overview
        -----------------

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

During 2000, the Company changed the size and structure of its sales force. The sales team has increased from two UK based sales people in 1999 to a 10-person team (8 in the US and 2 in the UK) led by our new Vice President of Sales and Marketing. This team was fully in place by October 2000. Given typical sales lead times and the current state of the Telco market, we do not anticipate significant revenues to be generated by the new team until the second half of 2001.

The Company's net sales results for the three month period ending March 31, 2001 were $194,113 a decrease of $1,249,369 from sales of $1,443,482 for the three month period ended March 31, 2000. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line. The results were due to the beginning of the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the first quarter, moreover, we expect the loss of this contract to negatively effect the second quarter of 2001 as well. SciDyn does not have information as to when or if Cascadent will emerge from receivership.

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

SciDyn has recently introduced its VoIP technology to its Commander call control system. This enhancement reduces the hardware and operation costs of running the SciDyn solution. The new configuration allows all of SciDyn's technology to be housed at one central location reducing the amount of lines that SciDyn clients will need in order to move the same traffic, moreover, the VoIP component allows for a reduction in the per minute charges incurred by our client which enhances profitability.

The Commander I and II call control systems can be configured using one or more AdminManager workstations. The AdminManager provides real-time administration of the Commander through an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

In 1999, the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's customers. The Company completed the Inmate debit system and GUI interface capability on Commander in April 2001. We expect to complete the Commander II Integrated Recording by the end of the second quarter 2001. The Company continues to explore opportunities with the major telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs.


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

The patent, which we intend to make available to others on a royalty basis, can be utilized on virtually any data transmitting system, from fiber optics to satellite transmission. Since both transmitting and receiving stations must utilize the same algorithm, the Company's primary task is to initially convince new or redesigned applications to utilize SciDyn's patent for each end of the application. As stated in previous quarterly reports SciDyn continues to pursue a third party to undertake the implementation of this algorithm. To date a suitable entity has not been identified to exploit this new technology in the near term. Since SciDyn's near term strategy and capital priorities preclude it from investing additional time and funds into exploiting this patent independently, its carrying value of $89,700 has been written off during 2000. SciDyn believes that the underlying patent may still have practical applications and is pursuing the outright sale of the patent to interested third parties.

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

Future Product Development

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

        Three Months ended March 31, 2001 (unaudited) compared to the Three Months ended March 31, 2000 (unaudited).

                                                    Three Months Ended
                                                       March 31,
                                                   2001            2000
                                                   ----            ----
           Sales                                  194,113       1,443,482
           Net (Loss)/Income                   (1,259,835)         13,365
           Net (Loss)/Income Per Share             $(0.07)         $ 0.00


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2001        2000         2001      2000
                                      ----        ----         ----      ----

          Cost of Goods Sold        136,847     572,042         70%      39.6%

          Research & Development    420,522     255,707        217%      17.8%

          Sales, General & Admin    901,217     605,266        464%      41.9%

          Total Operating Costs
          and Expenses           $1,458,586  $1,433,015        751%      99.3%


Sales for the three month period ending March 31, 2001 were $194,113 a decrease of $1,249,369 from sales of $1,443,482 for the three month period ended March 31, 2000. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line. The results were due to the beginning of the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated during the first quarter of 2001 upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the first quarter, moreover, we expect the loss of this contract to negatively effect the second quarter of 2001 as well. SciDyn does not have information as to when or if Cascadent will emerge from receivership.

Cost of Goods sold decreased to $136,847 in the first three months of 2001 from $572,042 in the corresponding three-month period of 2000. The decrease in the cost of goods sold was directly related to the decrease in sales revenue. The percentage increase of cost of good sold as a percentage of sales was due to the change in mix of sales between the quarters with high margin integrater equipment sales in 2000 compared to lower margin VFX and contract labor sales in 2001.

Research & Development expenses increased to $420,522 in the first three months of 2001 as compared to $255,707 in the comparable three-month period of 2000. The increase in research and development expenses during the first three months of 2001 is related to continued work on adding additional functionality to our product mix, specifically introducing VoIP to our Commander II series. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We continue to work on expanding our engineering team and intend to continue to make, significant investments in research and development.

Sales, General & Administrative expenses increased to $901,217 in the first three months of 2001, compared to $605,266 in the corresponding period of 2000. The increase is related to the addition of sales and administrative staff during the second half of 2000. SciDyn has increased its sales and marketing department from 2 people in the first quarter of 2000 to ten in the first quarter of 2001. The major directive is to initiate and promote a full-scale sales and marketing program to bring the company above the radar screen to promote awareness and recognition of SciDyn in the marketplace.
We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $208,126 for the period ended March 31, 2001 from $1,351,641 at December 31, 2000. Net cash used for operating activities was $1,056,267 during the three-month period ended March 31, 2001 compared to $533,576 in the corresponding period of 2000. Net cash used for operating activities reflects the net loss marginally offset by non cash items and an increase in accrued expenses.

Cash used in investing activities was $69,247 for the three-month period ended March 31, 2001 compared to $158,256 in the corresponding period of 2000. The outlay reflects the continual investment in computer related equipment to further development efforts.

Cash used in financing activities in the three-month period ended March 31, 2001, amounted to $18,001 which represented payments on capital lease obligations. This compares to $153,907 in cash provided by financing activities in the previous period which was raised through the issuance on Common Stock pursuant to the Company's employee stock option plan.

Although the Company expects to close upon a loan which will provide working capital shortly, until the loan is closed, there is no guarantee that the Company will receive such funds. If the Company does not receive the funds in the near term it will prevent the Company from continuing to operate at current capacity.

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

        No material developments

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports

       (B)On March 15, 2001 a Form 8K was filed concerning an Equity Line with the Alpha Capital Group.

Item 7. Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



      SIGNATURE                TITLE                        DATE
      ---------                -----                        ----

 BY:  /s/ Joy C. Hartman       CEO and President            05/15/01
      ---------------------                                 -----------------
      Joy C. Hartman


 BY:  /s/ Robert O'Connor      Vice President and           05/15/01
      ---------------------    Chief Accounting Officer     -----------------
      Robert O'Connor