Form 10QSB
period 2001-06-30
SCIENCE DYNAMICS CORP
filed 2001-08-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2001
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


         08/14/2001    17,783,701 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of June 30, 2001         1
                 (unaudited)and December 31, 2000 (audited)

                 Consolidated Statements of (Loss)Income for the six     2
                 months and three months ended June 30, 2001
                 (unaudited) and the six and three months ended
                 June 30, 2000 (unaudited)

                 Consolidated Statements of Cash Flows for six           3
                 months ended June 30, 2001 (unaudited) and for the six months ended June 30, 2000 (unaudited)

                 Notes to Consolidated Financial Statements              4

         Item 2. Management's Discussion and Analysis of Financial       4 - 12
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       13

         Item 2. Changes in Securities                                   13

         Item 3. Defaults upon Senior Securities                         13

         Item 4. Submission of Matters to Vote of Security Holders       13

         Item 5. Other Information                                       13

         Item 6. Exhibits and Reports                                    13

         Item 7. Signatures                                              14

                                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                     ASSETS
                                                                                    June 30,          December 31,
                                                                                      2001               2000
                                                                                   (Unaudited)         (Audited)
                                                                                    ---------          ----------
Current assets:
  Cash and cash equivalents                                                        $  187,774        $  1,351,641
  Accounts receivable - trade                                                         113,925             102,194
  Accounts receivable - other                                                          48,447              51,401
  Inventories                                                                          78,640              87,623
  Other current assets                                                                 67,562              84,566
                                                                                    ---------          ----------
    Total current assets                                                              496,348           1,677,425
                                                                                    ---------          ----------

Property and equipment, net                                                           974,308           1,005,364
Intangible Assets, net of accumulated
amortization of $1,350,000 in 2001 and
$1,200,000 in 2000.                                                                   150,000             300,000
Other assets                                                                           25,363              25,363
                                                                                    ---------          ----------
   Total assets                                                                    $1,646,019        $  3,008,152
                                                                                    =========          ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Current portion of capital lease obligation                                      $   63,322        $     57,598
  Accounts payable                                                                    490,062             358,820
  Accrued expenses                                                                    161,646             118,059
                                                                                    ---------          ----------
   Total current liabilities                                                          715,030             534,477
                                                                                    ---------          ----------

Convertible Notes                                                                   1,200,000                   -
Non Current portion of capital lease obligation                                        90,422             128,413
                                                                                    ---------          ----------
   Total liabilities                                                                2,005,452             662,890

Commitments

Shareholders' equity -
  Common stock - .01 par value,
   45,000,000 shares authorized,
   17,783,701 issued and 17,657,901 outstanding
   in 2001 and 2000 respectively.                                                     177,837             177,837
   Additional paid-in capital                                                      14,298,021          14,266,787
   (Deficit)                                                                      (14,437,458)        (11,701,529)
                                                                                   ----------          ----------
                                                                                       38,400           2,743,095

   Common stock held in treasury, at cost                                            (397,833)           (397,833)
                                                                                   ----------          ----------

   Total shareholders' (deficit)/ equity                                             (359,433)          2,345,262
                                                                                   ----------          ----------

   Total liabilities and shareholders' equity                                     $ 1,646,019         $ 3,008,152
                                                                                   ==========          ==========

                                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                                           ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                               Six Months Ended June 30,         Three Months Ended June 30,

                                                                  2001            2000              2001              2000
                                                                  ----            ----              ----              ----

 NET SALES                                                    $  372,614      $3,547,753        $  178,501        $2,104,271
                                                              ----------      ----------        ----------         ---------


Operating costs and expenses:

      Cost of sales                                              288,526       1,284,270           151,679           712,227
      Research and development                                   754,790         526,534           334,268           270,826
      Selling, general
          and administrative                                   1,839,340       1,408,305           983,123           803,039
                                                              ----------      ----------        ----------         ---------

                                                               2,882,656       3,219,109         1,424,070         1,786,092
                                                              ----------      ----------        ----------         ---------

Operating (loss) income                                       (2,510,042)        328,644        (1,245,569)          318,179

Other (expenses):
   Interest income                                                 4,638           8,438             4,638             5,540
   Interest expense                                             (230,524)              -          (230,524)                -
                                                              ----------      ----------        ----------         ---------


Net (loss) income                                            $(2,735,928)     $  337,082       $(1,471,455)        $ 323,719
                                                              ==========      ==========        ==========         =========



Net loss per common share and net
income per share-basic and diluted                            $    (0.15)     $     0.02       $    (0.08)         $    0.02
                                                              ==========      ==========        ==========         =========


                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                             Six Months Ended June 30,
                                                                   2001           2000
                                                                   ----           ----

Cash flows from operating activities:
 Net (loss)Income                                              $(2,735,928)  $  337,082
                                                               -----------   ----------

Adjustments to reconcile net (loss)income to
 net cash used for
 operating activities:
  Depreciation                                                     140,231       59,880
  Amortization of
  Intangible assets                                                150,000      150,000
  Interest expense                                                 212,524            -
Changes in operating assets
 and liabilities:
 (Increase) decrease in:
  Accounts receivable                                              (11,731)  (1,413,777)
  Other receivable                                                   2,954        1,962
  Inventories                                                        8,983      (31,536)
  Other current assets                                              17,004      (79,065)
  Other assets                                                           -        3,821
 Increase (decrease) in:
  Accounts Payable and
   accrued expenses                                                174,829        8,701
                                                               -----------   ----------

Total adjustments                                                  694,794   (1,300,014)
                                                               -----------   ----------
Net cash used for operating activities                          (2,041,134)    (962,932)
                                                               -----------   ----------


Cash flows from investing activities:

 Purchase of property and equipment - net                         (109,176)    (305,384)
                                                               -----------   ----------
  Net cash used in investing activities                           (109,176)    (305,384)
                                                               -----------   ----------

Cash flows from financing
 activities:
 Increase (decrease) in
  Issuance of Convertible debt, net                              1,018,710            -
  Payment on capitalized leases                                    (32,267)           -
 Issuance of common stock and warrants                                   -    1,724,057
                                                               -----------   ----------


  Net cash provided
   by financing activities                                         986,443    1,724,057
                                                               -----------   ----------

Net (decrease) increase in
 cash and cash equivalents                                      (1,163,867)     455,741

Cash and cash equivalents -
 beginning of period                                             1,351,641      674,793
                                                               -----------   ----------

Cash and cash equivalents -
 end of period                                                   $ 187,774   $1,130,534
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE THREE MONTHS ENDED JUNE 30, 2001.

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

The Company continues to gain knowledge and experience in enhancing the development of the system for IP Telephony. The Company has revised its development and implementation of the products in accordance with the direction of the marketplace. Management believes that the penetration of the IP Telephony market along with renewed interest and development in the Commander II call control series will provide significant growth potential.

During 2000, the Company changed the size and structure of its sales force. The sales team has increased from two UK based sales people in 1999 to a 8-person team (6 in the US and 2 in the UK) led by our new Vice President of Sales and Marketing. This team was fully in place by October 2000. Given typical sales lead times and the current state of the Telco market, we do not anticipate significant revenues to be generated by the new team until the second half of 2001.

The strategy for 2001 is to generate sales revenue from the IP system via the efforts of our expanded sales team and to reinvigorate the Commander I and II product lines, as well as, to identify and develop sales opportunities for the VFX-250S product. Although the sales of the VFX-250S did not reach the anticipated level, the market awareness of the functionality and quality of the product has been recognized. The sales for this product have been primarily in South America, with future sales
opportunities generating from China and Russia.   The sales and marketing
team will continue to pursue additional venues for this product in order to produce a base line source of revenue in the coming year.

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

In 1999, the company released a new Commander II AdminManager software module. This new software module provides the Commander II with a sophisticated Graphical User Interface (GUI) with new inmate phone control features. These new features were based on recommendations by several of the Company's customers. The Company completed the Inmate debit system and GUI interface capability on Commander in April 2001. We completed the Commander II live monitoring and recording during the second quarter
2001. The Company continues to explore opportunities with the major telephone companies in providing the Commander II inmate phone control system with call transaction (price per call) programs.

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

Three countrywide frame relay networks are presently under construction in China. Trials are continuing and we continue to anticipate possible business opportunities. With some expected further development of the VFX family and some investment in the promotion of the product line we continue to anticipate an overall increase in sales over the next twelve months.

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

We believe that continual enhancements of our products will be required to enable the Company to maintain its competitive position. The Company intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena to enable the Company to take advantage of opportunities resulting from the expected direction of technology.
The Company continues to refine its core BubbleLINK(R) software architecture. This software architecture provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the BubbleLINK(R) architecture supports existing Company products such as the Commander family of inmate products, and the IntegratorC-2000(R) Series of IP Telephony gateway products. Management believes that the product design strategy will keep the Company competitive.



        Results of Operations
        ---------------------

        The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

        Six Months ended June 30, 2001 (unaudited) compared to the Six Months ended June 30, 2000 (unaudited).

                                                    Six Months Ended
                                                       June 30,
                                                   2001            2000
                                                   ----            ----
           Sales                                  372,614       3,547,753
           Net Loss / Income                   (2,735,928)        337,082
           Net Loss / Income Per Share             $(0.15)         $ 0.02


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2001        2000         2001      2000
                                      ----        ----         ----      ----

          Cost of Goods Sold        288,526   1,284,270         77%      36%

          Research & Development    754,790     526,534        203%      15%

          Sales, General & Admin. 1,839,340   1,408,305        494%      40%

          Total Operating Costs
          and Expenses           $2,882,656  $3,219,109        774%      91%




Sales for the six-month period ending June 30, 2001 were $372,614 a decrease of $3,175,139 from sales of $3,547,753 for the three-month period ended June 30, 2000. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line. Those results were due to the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated during the first quarter of 2001 upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the first half of the year. SciDyn has received word that Cascadent will not emerge from receivership. Our former president, chief executive officer and chairman of the board, Alan Bashforth, became president of Cascadent subsequent to his serving as an officer of Science Dynamics. Mr. Bashforth continues to serve as a member of our board of directors.

Cost of Goods sold decreased to $288,526 in the first six months of 2001 from $1,284,270 in the corresponding six-month period of 2000. The decrease in the cost of goods sold was directly related to the decrease in sales revenue. The percentage increase of cost of goods sold as a percentage of sales was due to the change in mix of sales between the quarters with high margin integrator equipment sales in 2000 compared to lower margin legacy products and services in 2001.

Research & Development expenses increased to $754,790 in the first six months of 2001 as compared to $526,534 in the comparable six-month period of 2000. The increase in research and development expenses is related to continued work on adding additional functionality to our product mix, specifically introducing VoIP, live monitoring and recording to our Commander II series. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We continue to work on expanding our engineering team and intend to continue to make significant investments in research and development.

Sales, General & Administrative expenses increased to $1,839,340 in the first six months of 2001, compared to $1,408,305 in the corresponding period of 2000. The increase is related to the addition of sales and administrative staff during the second half of 2000 and increased consulting
fees during 2001.   SciDyn has increased its sales and marketing department
from 2 people in the first quarter of 2000 to eight in the second quarter of 2001. The major directive is to carry out a full-scale sales and marketing program to bring the company above the radar screen to promote awareness and recognition of SciDyn in the marketplace. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

Interest Expense increased to 230,524 for the period ended June 30, 2001 as compared to $0 for the same period in 2000. The Company entered into a $1,200,000 Convertible Note on May 22, 2001, this Note contained a "beneficial conversion feature" (see the Liquidity section below for a description of the Note). Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $212,524, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining $18,000 in interest expense is accrued interest on the Convertible Notes.

        Three Months ended June 30, 2001 (unaudited) compared to the Three Months ended June 30, 2000 (unaudited).

                                                    Three Months Ended
                                                         June 30,
                                                   2001            2000
                                                   ----            ----
           Sales                                  178,501       2,104,271
           Net Loss / Income                   (1,471,455)        323,719
           Net Loss / Income Per Share             $(0.08)         $ 0.02

                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2001        2000         2001      2000
                                      ----        ----         ----      ----

          Cost of Goods Sold        151,679     712,227         85%      34%

          Research & Development    334,268     270,826        187%      13%

          Sales, General & Admin    938,123     803,039        526%      38%

          Total Operating Costs
          and Expenses           $1,424,070  $1,786,092        798%      85%



Sales for the three-month period ending June 30, 2001 were $178,501 a decrease of $1,925,770 from sales of $2,104,271 for the three-month period ended June 30, 2000. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line. The results were due the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated during the first quarter of 2001 upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the second quarter. SciDyn has received word that Cascadent will not emerge from receivership. Our former president, chief executive officer and chairman of the board, Alan Bashforth, became president of Cascadent subsequent to his serving as an officer of Science Dynamics. Mr. Bashforth continues to serve as a member of our board of directors.

Cost of Goods sold decreased to $151,679 during the second quarter of 2001 from $712,227 in the corresponding three-month period of 2000. The decrease in the cost of goods sold was directly related to the decrease in sales revenue. The percentage increase of cost of goods sold as a percentage of sales was due to the change in mix of sales between the quarters with high margin integrator equipment sales in 2000 compared to lower margin legacy products and services in 2001.

Research & Development expenses increased to $334,268 during the three month period of 2001 as compared to $270,826 in the comparable three-month period of 2000. The increase in research and development expenses during the first six months of 2001 is related to continued work on adding additional functionality to our product mix, specifically introducing VoIP, live monitoring and recording to our Commander II series. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We continue to work on expanding our engineering team and intend to continue to make significant investments in research and development.

Sales, General & Administrative expenses increased to $938,123 during the three month period of 2001, compared to $803,039 in the corresponding period of 2000. The increase is related to the addition of sales and administrative staff during the second half of 2000. SciDyn has increased its sales and marketing department from 2 people in the first quarter of 2000 to eight in the second quarter of 2001. The major directive is to initiate and promote a full-scale sales and marketing program to bring the company above the radar screen to promote awareness and recognition of SciDyn in the marketplace. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

Interest Expense increased to 230,524 for the period ended June 30, 2001 as compared to $0 for the same period in 2000. The Company entered into a $1,200,000 Convertible Note on May 23, 2001, this Note contained a "beneficial conversion feature" (see the Liquidity section below for a description of the Note). Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $212,524, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining $18,000 in interest expense is accrued interest on the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $187,774 for the period ended June 30, 2001 from $1,351,641 at December 31, 2000. Net cash used for operating activities was $2,041,134 for the six months period ended June 30, 2001 compared to $962,932 cash used for operating activities in the six month period ended June 30, 2000.

Net cash used in investing activities was $109,176 during the six-month period of 2001 compared to $305,384 in the corresponding six-month period of 2000.

On May 22, 2001, we issued $1,200,000 principal amount of 8% convertible debentures, due May 22, 2003, to three investors pursuant to a Subscription Agreement dated May 22, 2001. Interest only payments are due quarterly commencing September 30, 2001, and the principal is due in one lump sum on May 22, 2003, or upon certain events of default. The conversion price for the convertible debentures is the lesser of 85% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including May 22, 2001, or 85% percent of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the conversion date. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own
after conversion at any given time is 4.99%.   The number of shares of
common stock issuable upon conversion of the convertible debentures is 1,470,588, based on a conversion price of $0.816 per share. We are required to register 200% of this amount, for a total of 2,941,176 shares. The actual conversion price will depend on the market price of our common stock prior to the conversion. In addition to the convertible debentures, we also issued warrants to purchase 872,727 shares of common stock. These warrants, which expire May 22, 2006, have an exercise price of $1.4339 per share.

Net cash provided by financing activities during the six-month period ended June 30, 2001 was $986,443 this is related to the convertible debt described above, offset by the payment on capitalized leases. Net cash provided by financing for the six-month period ended June 30, 2000 was $1,724,057. This amount is related to the sale of 200,650 common shares at $8.50 per share which netted $1,570,149, the finders fee from this transaction included the issuance of 13,115 warrants to purchase common shares. The remaining increase in financing activities of $153,908 was related to the exercise of stock options by employees of the Company.

We have been notified by Nasdaq that we are not in compliance with the Marketplace rules. A plan outlining how the Company intends to comply with listing requirements was submitted on June 15, 2001, to date the Company has not received word from Nasdaq as to their decision.

The sales revenue shortfall in the first six months, due to a combination of the slowdown in telecommunications spending and the loss of the Cascadent contract, has greatly impacted cash on hand. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales, product costs, engineering and customer/technical support requirements. The inability to obtain the required financing and to generate sufficient cash from operations could require the Company to reduce or eliminate expenditures for marketing of its products and research and development, or curtail its operations.

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

       (a) Reports on Form 8-K
           None

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


      SIGNATURE                TITLE                    DATE
      ---------                -----                    ----


 BY:  /s/ Robert O'Connor      Vice President and       August 14,2001
      ---------------------    Principal Financial      ---------------
      Robert O'Connor          Officer