Form 10KSB/A
period 2000-12-31
SCIENCE DYNAMICS CORP
filed 2001-09-06
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB/A

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

As of September 5, 2001, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $1,369,599 million

As of September 5, 2001, the issuer had 17,657,901 outstanding shares of Common Stock.

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

Overview

In 1998, management made a strategic decision to divert most of our development efforts towards the IP system. Advances in public and private IP-based networks now enable businesses to use the Internet Protocol to by-pass the Public Switched Telephone Network for national and international long distance voice, fax, and video communications.


We continue to gain knowledge and experience in enhancing the development of the system for IP Telephony. We have revised our development and implementation of the products according to the direction of the marketplace. Management believes that the penetration of the IP Telephony market along with renewed interest and development in the Commander II call control series will provide significant growth potential.

During the year, we changed the size and structure of our sales force. The sales team has increased from two UK based sales people in 1999 to a 10-person team (8 in the US and 2 in the UK) led by our new Vice President of Sales and Marketing. This team was fully in place by October 2000. Given typical sales lead times and the current state of the Telco market, we do not anticipate significant revenues to be generated by the new team until the second half of 2001.


Our net sales results for the year ended December 31, 2000 were $5,269,377, an increase of $2,921,393 from sales of $2,347,984 for the year ended December 31, 1999. Our revenue in 2000 was predominantly derived from the Integrator Product Line. The results were largely due to the beginning of the deployment of the Cascadent supply agreement during 2000. This agreement provided $4,370,520 in revenue for the year 2000. This agreement was terminated upon our receipt of official word that Cascadent was placed into receivership. Our former president, chief executive officer and chairman of the board, Alan Bashforth, became president of Cascadent subsequent to his service as an officer of Science Dynamics. Mr. Bashforth continues to serve as a member of our board of directors.

The strategy for 2001 is to generate sales revenue from the IP system via the efforts of our expanded sales team and to reinvigorate the Commander I and II product lines, as well as, to exploit the VFX-250S product. Although the sales of the VFX-250S did not reach the anticipated level, the market awareness of the functionality and quality of the product has been recognized. The sales for this product, while immaterial to total revenues, have been primarily in South America, with future sales opportunities generating from China and Russia. All sales made outside of the United States are denominated in US dollars, so currency fluctuations are not a factor.

We are continuously exploring new niche opportunities, introducing new product offerings and marketing and sales initiatives to increase market share and value for our customers. The focus of our strategy included providing the core technology needed to deliver a broad range of telephony services; targeting key growth markets worldwide; promoting strategic relationships between our customers; delivering added value through customer support and services; and continuing to actively pursue business alliance candidates that complement or support our core competencies.

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



 Sales for the fiscal year ended December 31, 2000 were $5,269,377 compared to sales of $2,347,984 in the 1999 fiscal year. The sales revenue consists of sales primarily of our Integrator and Commander products, as well as revenue generated from the maintenance and support of those products. The primary factor that affected the increased sales performance was initiation of the roll out of the Cascadent supply agreement, which provided $4,370,520 of sales for the year. In the fourth quarter, at the request of Cascadent, we did not supply any further products to them. The unanticipated lack of revenue from Cascadent led to a loss of $1,693,774 in the fourth quarter of 2000. We committed our resources to the continual research and development of the IP Telephony Integrator gateway product. Management believes the effect of this strategy, as well as, the introduction of IP technology to its existing Commander call control product will provide changes in the composition of our customer base resulting in sales growth, customer advantage, and ultimately increased shareholder value.

     Sales of our Integrator product in 2000 were $4,370,520 or 83% of total revenue compared to zero in 1999, as the product was introduced in 2000. Sales of the Commander product in 2000 were $507,989 or 10% of total revenue compared to $1,024,098 or 44% of total revenue in 1999, this decrease was due to decreased sales to Bell South during 2000 and our emphasis on promoting our Voice over internet protocol solutions. Sales of our VFX product in 2000 were $116,235 or 2.2% of total revenue compared to $360,024 or 15% of total revenue in 1999. This decrease is due to an unusually large sale of $250,000 in 1999 to a Brazilian company.

     Maintenance and support is billed hourly at varying rates per hour depending on the expertise of the technician required to resolve the issue.
 In addition, any equipment needed to resolve a problem is also billed to
the client.   There were no maintenance contracts in place during 2000 or
1999, nor is maintenance and support included in our software license. Maintenance revenues for 2000 and 1999 were $58,046 and $138,282, respectively. Equipment sales related to maintenance for 2000 and 1999 were $41,407 and $399,752, respectively.

Cost of Goods Sold decreased 20.8% as a percentage of sales from 56.7% for the year ended December 1999 to 35.9% for the year ended December 2000. This decrease is related to the difference in the sales mix in the year 2000, with higher margin Integrator gateway sales replacing lower margin Commander call control sales.

Research and Development expenses decreased from $1,331,521 in 1999 to $1,141,656 in 2000, a decrease of $189,865. Research and development expenses consist of payroll and related expenses for research and development personnel, costs related to systems infrastructure and expenses for testing facilities and equipment. The dollar decreases in research and development expenses were attributable to an increase and reallocation of the number of research and development personnel and expenses related to establishing a new testing facility during 1999.
We believe that the research and development activities are crucial to maintaining a competitive edge in the rapid growth of the telecommunications marketplace. We expect to continue to make substantial investments in the research and development team to maintain a highly skilled force of design engineers for new product development, the key to the future.


 Selling, general and administration expenses decreased to 68.4% as a percentage of sales in 2000 to $3,605,768 as compared to $1,728,244 or 73.6% as a percentage of sales in 1999. Sales and marketing expenses consist primarily of compensation and related costs for sales personnel, marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses.
This decrease on a percentage basis is due to the significant increase in sales during 2000. The actual dollar increase of $1,877,524 is attributed to the addition of eight sales and marketing personnel along with increased trade show and advertising activity during 2000. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel, and the expansion of our domestic and international distribution channels.

Sales, General and Administration increased nearly $612,000 during the fourth quarter of 2000 over the third quarter of 2000. This increase was due to the following: write-off of bad debt of $151,560, the write-off of the forward error correction patent in the amount of $89,700, an increase in sales and marketing expenses mainly salaries and tradeshows in the amount of $145,000, an increase in consulting of $92,224, an increase in employment placement fees of $65,000, and the write-off of obsolete inventory in the amount of $65,078, these increases were offset by immaterial fluctuations in other areas.

Bad debts for the year were $151,559. As a result of the Cascadent issue, we wrote off $100,159 in receivables, the receiver recently informed us that it is unlikely that we will recover any of this amount. We also reserved an amount of $51,400 against a receivable due from a sub-tenant, Pro-Circuits, Inc. Science Dynamics has recently entered into a payment agreement with the sub-tenant and believe that the amount is probable of collection. There were no bad debt write offs in 1999.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

 Net cash used for operating activities for the years ended December 31, 2000 and 1999 was $628,040 and $874,925 respectively. The use of cash in operating activities in 2000 resulted primarily from the net loss of $1,339,262 and a decrease in accounts payable of $163,207, offset by decreases in accounts receivable of $54,846, inventory of $273,416, and other assets of $108,413.

Net cash used in investing activities was $704,246 in 2000 and $123,555 in 1999. The increase in cash used for investing activities in 2000 was primarily attributable to capital expenditures for the purchase of computers and software for development of our current and new products and for leasehold improvements. We expect to increase its capital expenditures to maximize development efforts of our new products and applications as necessary. We had no significant commitments as of December 31, 2000 for capital expenditures.

Net cash provided by financing activities was $2,009,134 for the year ended
December 31, 2000.   This amount is related to the sale of 200,650 common
shares at $8.50 per share which netted $1,570,149, the finders fee from this transaction included the issuance of 13,115 warrants to purchase common shares. The remaining increase in financing activities of $438,985 was related to the exercise of stock options by our employees, the sale of net operating losses, offset by the payment on the capitalized lease.

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

Although we have no material commitments for capital expenditures, management anticipates a substantial increase in the need for working capital and capital expenditures consistent with our anticipated growth plan. By means of the growth plan, we seek to retain the services of persons who are now employees and consultants, to secure and retain the services of new employees and/or consultants as needed and to provide incentives for such persons to exert maximum efforts for the success of Science Dynamics. The amounts and timing of these expenditures will vary depending on a number of factors, including the amount of cash generated by our operations, competitive and technological developments and the rate of growth of our business.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:


  Name                        Age        Position with the Company
  ----                        ---        -------------------------

  Sheldon Hofferman           56         Chairman of the Board since
                                         November 30, 2000 and Director
                                         since September 17, 1997

  Joy C. Hartman              52         President and Chief Executive
                                         Officer since January 28, 2000,
                                         and Director since May 7, 1991

  Kenneth P. Ray              67         Director since May, 1990

  Alan C. Bashforth           51         Director since November 7, 1996

  Anand Kumar                 55         Director from July 1999 to
                                         January 2001

  John Innes                  68         Director since October 12, 2000

  L. Michael  Hone            50         Director since October 12, 2000

  Louis Padulo                64         Director since January 17, 2001

  James L. Koley              70         Director since January 17, 2001

  Robert O'Connor             39         Vice President of Finance and
                                         Administration since May 15, 2000

  Joseph Giegerich            34         Vice President of Sales and
                                         Marketing since October 10, 2000

  Thomas Spadaro              40         Vice President of Technology
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

 Joy C. Hartman became President and Chief Executive Officer in January 2000, and continues to serve as Assistant Secretary and Treasurer. Ms. Hartman joined us in January 1982. In addition to holding these positions, other positions she has held with us include CFO, Treasurer, Corporate Secretary, and Executive Vice President. Her prior experiences included TeleSciences, Inc., and Peat Marwick Mitchell. Ms. Hartman is a graduate of The Wharton School of Business of the University of Pennsylvania. She is a member of the Financial Executives Institute, the National Association of Corporate Directors, and the American Society of Corporate Secretaries.


Kenneth P. Ray has been President of DelRay, Inc., an active telecommunications consulting firm, for more than the past five years. From 1964 to 1987, he was associated with ITT in various responsible positions and in 1976 became Vice President of ITT Telecommunications, with responsibility for engineering, marketing and sales departments. In 1981, he became Vice President and Director of Operations for the Transmission Division of ITT Space Communications. In January 1987,

ITT's telecommunications group was acquired by Alcatel and Mr. Ray became Vice President of Marketing and Development for Alcatel Network Systems.
From 1988 to 1991, he was Vice President for Technology and Business Development for Alcatel North America, a telecommunications company. Mr. Ray received a BSEE from Polytechnic Institute of New York in 1954 and a Masters in Economics from North Carolina State University in 1970.


 Alan C. Bashforth, President and Chief Executive Officer of SciDyn until January 2000, relinquished those positions and served as Chairman of the Board until November 15, 2000. He was President of Cascadent Communications, a major customer of SciDyn until December 15, 2000. Previously he was President of Innovative Communications Technology, LTD.
(ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by us in November 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and telecommunications company, in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering. Mr. Bashforth also serves as a Director of Satellite Media Services Ltd.

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


 John Innes, has been Chairman since December 1997 of ACHP, a company started to meet the need of electronic banking/funds transfer marketing and processing. From 1994 through December 1997, he was engaged in his own practice as an attorney, investor and consultant. He has 30 years of experience managing, reorganizing, and financing public and private companies. Since 1971, he has been an attorney, consultant and investor in companies in various industries including investment banking, media, aviation, waste management and electronic commerce. From 1992 to 1994, Mr. Innes was Chairman of Commonwealth Associates, a New York based investment-banking firm. Mr. Innes served as Vice-Chairman of Wheeling-Pittsburgh Steel Corporation; Managing Director of Sabre Insurance Company Limited from
1986 - 1991; he also served as General Counsel of Gulfstream Aerospace Corporation from 1976 - 1986. Mr. Innes graduated from Williams College and from Temple University Law School.


 L. Michael Hone, was the President and Chief Executive Officer of Centennial Technologies, Inc., a publicly traded company, from August 1997 through June 2001. Previously he was Chairman and Chief Executive Officer of PSC, Inc., a publicly held manufacturer of hand-held and fixed-position laser-based bar code scanners, scan engines and other scanning products from 1992 to 1997. Mr. Hone also served as director of Rochester Healthcare Information Group, Inc., a company principally engaged in providing data processing management to the healthcare industry. Mr. Hone served as director of the Association for the Blind and Visually Impaired, Inc., which is principally engaged in assisting the blind and visually impaired to achieve vocational and social independence. Mr. Hone was previously chairman of AIM USA and AIM International. Mr. Hone is a named inventor on six United States patents. He attended Ohio State University where he majored in Business.


 Louis Padulo, a President Emeritus of University City Science Center in Philadelphia Pennsylvania since 1997, served as President and Chief Executive Officer of the non-profit consortium of leading universities and organizations, between 1991 and 1996. Previously, he served as President of the University of Alabama in Huntsville and has held a number of administrative and faculty positions with Boston University, Stanford University, Morehouse College, Massachusetts Institute of Technology, and the University of Tokyo among others. Additionally, Mr. Padulo possesses extensive industry and consulting experience, and has held and continues to hold a number of board and directorship positions with both public and private organizations. Mr. Padulo received a Bachelor of Science degree from Fairleigh Dickinson University, a Master of Science degree in Electrical Engineering from Stanford University, and a Ph.D. from the Georgia Institute of Technology.

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

Robert O'Connor came to us from PricewaterhouseCoopers, L.L.P in Philadelphia, PA, where he served from January 1998 to May 2000, as a manager of middle market advisory services. Form May 1996 to June 1997, he served as
controller of Optic Image Software Corporation.   Mr. O'Connor served as
vice president of finance and administration at AW Computer Systems from May 1993 to September 1996. Mr. O'Connor received his MBA from Rutgers-Graduate School of Management, BS from Kean University in Union, NJ, and he is a Certified Public Accountant.

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

Options Grants for Fiscal 2000

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



                                                            Shares of
                                                             Common
                                                              Stock
  Name and Address of                                        Beneficially        Percent of
  Beneficial Owner               Title                       Owned      Outstanding Shares(1)
  ----------------               -----                    ---------     ------------------

Sheldon C. Hofferman,            Chairman                 2,619,921(2)        14.82%
PO Box 350
Fairfax Station, VA  22039

Alan C. Bashforth                Director                 1,520,000(3)         8.60%
Le Virage
La Route de Sainte Marie,
St. Mary, Jersey, UK
JE3 3DB

Edwin S. Marks                   5% Owner                 1,129,000            6.40%
135 East 57th Street
27th Floor
New York, New York  10022


Charles Bresler                  5% Owner                 1,322,666            7.50%
401 M Street SW
Washington, DC

Joy C. Hartman                   CEO/President              215,185(4)         1.2%
27 Hogan Way                     commencing
Moorestown, NJ   08057           Jan 28, 2000
                                 CFO, Treasurer,
                                 Secretary, Director

Kenneth P. Ray                   Director                    46,300(5)         0.26%
909 Darfield Drive
Raleigh, NC   27615


Joseph Giegerich                 Vice President of           25,000            0.14%
46 Longbridge Dr.                Sales and Marketing
Mount Laurel, NJ  08054

Thomas Spadaro                   Vice President of           82,455(6)         0.47%
41 Fountain Blvd                 Engineering
Burlington, NJ  08016


Robert O'Connor                  Vice President of           20,000(7)         0.11%
53 Sorrel Run                    Finance and
Mt. Laurel, NJ  08054            Administration

James L. Koley                   Director as of             142,000            0.80%
Suite 800, One Pacific Place     January 17, 2001
1125 S. 103 Street
Omaha, NE  68124-1079

All Directors, 5% owners
and Officers As a group                                   7,112,527           40.30%


(1)	Based upon a total number of 17,657,901 shares outstanding as of
      March 30, 2001.
(2)	The total includes 2,619,921 shares owned by Golden Phoenix, LP., of which Mr. Hofferman is General Partner.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

 Report of Independent Accountants dated March 10, 2001............Page 26
 Consolidated Balance Sheets as of December 31, 2000
 and 1999..........................................................Page 27
 Consolidated Statements of Operations, two years ended
 December 31, 2000.................................................Page 28
 Consolidated Statements of Cash Flows, two years ended
 December 31, 2000.................................................Page 29
 Consolidated Statements of Changes in Shareholders'
 Equity, two years ended December 31, 2000.........................Page 30
 Notes to Consolidated Financial Statements........................Page 31-38


2.	INDEX OF EXHIBITS

 Exhibit No.  Description of Exhibit
 3.1(1)       The Articles of Incorporation
 3.2(1)       By-Laws
 4.1(2)       1992 Incentive Stock Option Plan of the Registrant
 10.01(3)     Common Stock Purchase Agreement between Registrant and
              Alpha Venture Capital, Inc.
 10.01(3)     Registration Rights Agreement between Registrant and
              Alpha Venture Capital, Inc.
 10.01(3)     Escrow Agreement between Registrant and Alpha Venture
              Capital, Inc.
 10.01(3)     Warrant "A" between Registrant and Alpha Venture
              Capital, Inc.
 10.01(3)     Warrant "B" between Registrant and Alpha Venture
              Capital, Inc.

 10.14        Agreement between the Registrant and @IPBell Inc, dated
              February 11, 2000


1	Filed as like-numbered exhibits to Registration Statement,
      Form S-18, File Number 33-20687, effective April 21, 1981, incorporated by reference.
2 Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996).
3     Incorporated by reference from the Registrant's Form 8-K filed
      March 15, 2001.

(b)   Reports on Form 8-k:
      None

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION


BY:    /s/Joy C. Hartman
       -----------------
       CEO/President


DATED: September 6, 2001
       -----------------



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                        Title                    Date
      ---------                        -----                    ----


BY:  /s/ Sheldon C. Hofferman   Chairman of the Board of      September 6, 2001
     ------------------------   Directors                     -----------------
     Sheldon C. Hofferman


BY:  /s/ Joy C. Hartman         CEO/President                 September 6, 2001
     ------------------------                                 -----------------
     Joy C. Hartman


BY:  /s/ Alan C. Bashforth      Director                      September 6, 2001
     ------------------------                                 -----------------
     Alan C. Bashforth


BY:  /s/ Kenneth P. Ray         Director                      September 6, 2001
     ------------------------                                 -----------------
     Kenneth P. Ray


BY:  /s/ L. Michael Hone        Director                      September 6, 2001
     ------------------------                                 -----------------
     L. Michael Hone


BY:  /s/ John Innes             Director                      September 6, 2001
     ------------------------                                 -----------------
     John Innes


BY:  /s/ Louis Padulo           Director                      September 6, 2001
     ------------------------                                 -----------------
     Louis Padulo

BY:  /s/Robert O'Connor         Vice President of Finance     September 6, 2001
     ------------------------   and Administration and        -----------------
     Robert O'Connor            Chief Financial Officer







                          SCIENCE DYNAMICS CORPORATION
                          ----------------------------

                  Index to Consolidated Financial Statements



Report of Independent Accountants dated March 10, 2001.............Page 26

Consolidated Balance Sheets as of December 31, 2000 and 1999.......Page 27

Consolidated Statements of Operations, two years ended
December 31, 2000 .................................................Page 28

Consolidated Statements of Cash Flows, two years ended
December 31, 2000 .................................................Page 29

Consolidated Statements of Changes in Shareholders' Equity,
two years ended December 31, 2000 .................................Page 30

Notes to Consolidated Financial Statements .......................Pages 31-38

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




Peter C. Cosmas Co., CPAs

370 Lexington Avenue
Suite 1205
New York, NY 10017



March 10, 2001, except for notes: (1 H), (3), (7), (11) for which the date is September 6, 2001.





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

-30-



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

      Property and equipment are stated at cost, depreciation of property and equipment is computed generally using the straight-line method based on estimated useful lives of five years for machinery and equipment and seven years for furniture and fixtures. Leasehold improvements are amortized over the life of the related lease or their estimated useful lives, whichever is shorter, using the straight-line method. Costs of major additions and betterment's are capitalized; maintenance and repairs which do not improve or extend the life of respective assets are charged to expenses as incurred. When an asset is sold or otherwise disposed of, the cost of the property and the relate d accumulated depreciation is removed from the respective accounts and any resulting gains or losses are reflected in income.

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

       Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized at time of delivery and acceptance and after consideration of all the terms and conditions of the customers contract. Sales of services are recognized at time of performance. The Company follows SOP 97-2, "Software Revenue Recognition," as such the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed or determinable, collection of resulting receivables is probable and product returns are reasonable estimable.


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
                                              ==========      =========


The computer and software includes $221,862 of capitalized software which was related to contracted labor to provide SNMP, an additional feature, to our 2308 Gateway series. SNMP is widely used in the industry and the project was to integrate its functionality into our existing software using known integration techniques. Detailed plans for the integration were provided by the vendor and the requirement of technological feasibility as defined under Financial Accounting Standard 86 was satisfied. The SNMP feature will be included in all future shipments of the 2308 series and is being amortized over 24 months. Amortization expense related to this capitalized software will begin in 2002 as the new release containing the SNMP feature became available in January.

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

 On November 17, 1999 the Company amended the Incentive Stock Option
Plan,  authorizing an additional 1,088,000 shares, which increased the total number of shares available under the Plan to 1,378,950. Options may be granted under the Plan to employees and directors at no less than 100% of the fair value on the date of grant. The options expire ten years after the date of grant.

Changes in shares under the Plan were as follows:


                                         Shares           Weighted
                                         Under            Average
                                         Option           per Share



Balance January 1, 1999                 177,500         $     0.81

Options Granted                          60,000         $     0.50
Options Terminated
Options Exercised                       (34,800)        $     0.79

Balance December 31, 1999               202,700         $     0.97

Options Granted                         587,173         $     3.83
Options Terminated                         (500)        $     7.62
Options Exercised                      (283,673)        $     0.54

Balance December 31, 2000               505,700         $     4.76


The total amount of shares granted and not exercised at December 31, 2000 amount to 505,700 at exercise prices ranging from 0.50 to 10.75 per share. The total amount of shares exercisable at the end of the year was 293,200 with a weighted average exercise price of $6.94. The weighted average remaining contractual life of the options at the end of the year was 7 years.

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

 On May 21, 2001, an agreement was executed to cancel all provisions of the $40,000,000 Equity Line of Credit arrangement with the Alpha Group. The agreement with Alpha was a good deal in which all parties were ready to move ahead. However, the Company had immediate capital requirements, which would not be satisfied by the Alpha agreement. In particular, funds would only be provided to the Company by Alpha after the effective date of a registration statement. In order to obtain other financing, the Company was required to cancel the Alpha deal. Alpha was contacted and agreed to cancel the agreement, in exchange for a payment of $30,000 to Alpha to cover its expenses. The 500,000 warrants that were issued to Alpha on March 2, 200l, were terminated.