Form 10KSB
period 2001-09-30
SCIENCE DYNAMICS CORP
filed 2001-11-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
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


          11/14/01  18,239,716 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 2001 (unaudited) and December
                 31, 2000 (audited)                                     1

                 Consolidated Statements of (Loss) Income for
                 the nine months and three months ended
                 September 30, 2001 (unaudited) and the nine and
                 three months ended September 30, 2000 (unaudited)      2

                 Consolidated Statements of Cash Flows for nine
                 months ended September 30, 2001 (unaudited) and for
                 the nine months ended September 30, 2000 (unaudited)   3

                 Notes to Consolidated Financial Statements             4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          4 - 12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                      13

         Item 2. Changes in Securities                                  13

         Item 3. Defaults upon Senior Securities                        13

         Item 4. Submission of Matters to Vote of Security Holders      13

         Item 5. Other Information                                      13

         Item 6. Exhibits and Reports                                   13

         Item 7. Signatures                                             14

                                    SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS


PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements:

                                     ASSETS
                                                                                  September 30,          December 31,
                                                                                      2001               2000
                                                                                   (Unaudited)         (Audited)
                                                                                    ---------          ----------
Current assets:
  Cash and cash equivalents                                                        $  157,953        $  1,351,641
  Accounts receivable - trade                                                          63,628             102,194
  Accounts receivable - other                                                          50,000              51,401
  Inventories                                                                         245,196              87,623
  Other current assets                                                                 86,780              84,566
                                                                                    ---------          ----------
    Total current assets                                                              603,557           1,677,425
                                                                                    ---------          ----------

Property and equipment, net                                                           935,973           1,005,364
Intangible Assets, net of accumulated
amortization of $1,425,000 in 2001 and
$1,200,000 in 2000.                                                                    75,000             300,000
Other assets                                                                           25,363              25,363
                                                                                    ---------          ----------
   Total assets                                                                    $1,639,893        $  3,008,152
                                                                                    =========          ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Line of Credit                                                                       97,741                   -
  Short term capital lease                                                             66,394        $     57,598
  Customer deposits                                                                   420,200                   -
  Accounts payable                                                                    695,172             358,820
  Accrued expenses - payroll related                                                  165,144             118,059
                                                                                    ---------          ----------
   Total current liabilities                                                        1,444,651             534,477
                                                                                    ---------          ----------

Convertible Notes                                                                   1,600,000                   -
Long Term Capital Lease                                                                72,392             128,413
                                                                                    ---------          ----------

   Total liabilities                                                                3,117,043             662,890
                                                                                    ---------          ----------

Commitments

Shareholders' equity -
  Common stock - .01 par value,
   45,000,000 shares authorized,
   17,783,701 issued and 17,657,901 outstanding
   in 2001 and 2000 respectively.                                                     177,837             177,837
   Additional paid-in capital                                                      14,242,021          14,266,787
   (Deficit)                                                                      (14,499,175)        (11,701,529)
                                                                                   ----------          ----------
                                                                                   (1,079,317)          2,743,095

   Common stock held in treasury, at cost                                            (397,833)           (397,833)
                                                                                   ----------          ----------

   Total shareholders' (deficit)/ equity                                           (1,477,150)          2,345,262
                                                                                   ----------          ----------

   Total liabilities and shareholders' equity                                     $ 1,639,893         $ 3,008,152
                                                                                   ==========          ==========

                                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                                           ---------

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                             Nine Months Ended September 30    Three Months Ended September 30,

                                                                  2001            2000              2001              2000
                                                                  ----            ----              ----              ----

 NET SALES                                                    $  506,134      $5,178,155        $  133,521        $1,630,402
                                                              ----------      ----------        ----------         ---------


Operating costs and expenses:

      Cost of sales                                              381,509       1,807,158            92,983           522,886
      Research and development                                 1,107,916         833,935           353,126           307,402
      Selling, general
          and administrative                                   2,560,369       2,201,692           719,229           792,617
                                                              ----------      ----------        ----------         ---------

                                                               4,049,794       4,842,785         1,165,338         1,622,905
                                                              ----------      ----------        ----------         ---------

Operating (loss)/income                                       (3,543,660)        335,370        (1,031,817)            7,497

Other income/expenses:

   Interest income                                                     -          22,044                 -            13,606
   Interest expense                                             (253,986)         (2,902)          (28,100)           (2,902)
                                                              ----------      ----------        ----------         ---------


Net(loss)/income                                            $(3,797,646)     $  354,512       $(1,059,917)        $  18,201
                                                              ==========      ==========        ==========         =========


Net income(loss) per common share                            $    (0.21)     $     0.02       $    (0.06)         $    0.00
                                                              ==========      ==========        ==========         =========


                          SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                          ---------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements(Continued):


                                                            Nine Months Ended September 30,
                                                                   2001           2000
                                                                   ----           ----

Cash flows from operating activities:
 Net (loss)Income                                              $(3,797,646)  $  354,512
                                                               -----------   ----------

Adjustments to reconcile net (loss)income to
 net cash used for
 operating activities:
  Depreciation                                                     189,453       99,518
  Amortization of
  Intangible assets                                                225,000      225,000
  Interest expense - non cash                                      212,524            -
Changes in operating assets
 and liabilities:
 (Increase) decrease in:
  Accounts receivable                                               38,566   (1,643,631)
  Other receivable                                                   1,401      (10,844)
  Inventories                                                     (157,573)    (161,998)
  Other current assets                                              (2,214)     (84,659)
  Other assets                                                           -        6,400
 Increase (decrease) in:
   Deferred revenue                                                420,200            -
  Accounts Payable and
   accrued expenses                                                383,437      (53,152)
                                                               -----------   ----------

Net cash used for operating activities                          (2,486,852)    (944,858)
                                                               -----------   ----------


Cash flows from investing activities:

 Purchase of property and equipment - net                         (120,062)    (543,532)
                                                               -----------   ----------
  Net cash used in investing activities                           (120,062)    (543,532)
                                                               -----------   ----------

Cash flows from financing
 activities:
 Increase (decrease) in
  Issuance of Convertible debt, net                              1,362,710            -
  Payment on capitalized leases                                    (47,225)      (3,862)
  Proceed from line of credit                                       97,741            -
 Issuance of common stock and warrants                                   -    1,724,057
                                                               -----------   ----------


  Net cash provided
   by financing activities                                       1,413,226    1,720,195
                                                               -----------   ----------

Net (decrease) increase in
 cash and cash equivalents                                      (1,193,688)     231,805

Cash and cash equivalents -
 beginning of period                                             1,351,641      674,793
                                                               -----------   ----------

Cash and cash equivalents -
 end of period                                                   $ 157,953   $  906,598
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

Business Overview
-----------------

In 1998, management made a strategic decision to divert most of our development efforts towards the IP system. Advances in public and private IP-based networks now enable businesses to use the Internet Protocol (IP) to by-pass the Public Switched Telephone Network
(PSTN) for national and international long distance voice, fax, and video communications.

The Company continues to gain knowledge and experience in enhancing the development of the system for IP Telephony. The Company has revised its development and implementation of the products accordingly to the direction of the marketplace. Management believes that the penetration of the IP Telephony market along with renewed interest and development in the Commander II call control series will provide significant growth potential in 2002.

During 2001, the Company changed the structure of its sales force. The Commander sales team consists of our vice president of sales, a sales manager, an inside sales representative and a marketing associate. The focus on VOIP sales has been shifted to Asia with the hiring of a vice president of sales-Asia/Pacific. The Asia strategy includes both direct and indirect sales via collaboration with distributors and resellers. The company expects significant growth during 2002 from both domestic Commander sales and from our VOIP and video conferencing products in Asia. As a result of this restructuring of the sales group, the sales office in the United Kingdom was closed to make more resources available for our push into Asia. Given typical sales lead times and the current state of the Telco market, we do not anticipate significant revenues to be generated by the new team until the first quarter of 2002.

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

By leveraging the proliferation of frame relay networks throughout the world, SciDyn intends to market the VFX-250S products in markets where ISDN and leased line services are not available. There has been a resurgence in interest for our frame relay video conferencing solution with strong interest coming from Korea, China and Mexico. We expect to see an increase in revenue from this product throughout 2002.

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

Nine Months ended September 30, 2001 (unaudited) compared to the
Nine Months ended September 30, 2000 (unaudited).

                                             Nine Months Ended
                                               September 30,
                                           2001            2000
                                           ----            ----
  Sales                                  506,134       5,178,155

  Net Loss / Income                   (3,797,646)        354,512

  Net Loss / Income Per Share             $(0.21)         $ 0.02

                             OPERATING EXPENSES       PERCENT OF SALES

                               2001        2000         2001      2000
                               ----        ----         ----      ----

  Cost of Goods Sold        381,509   1,807,158         75%      35%

  Research & Development  1,107,916     833,935        219%      16%

  Sales, General & Admin. 2,560,369   2,201,692        505%      43%

  Total Operating Costs
  and Expenses           $4,049,794  $4,842,785        799%      94%


Sales for the nine-month period ending September 30, 2001 were $506,134 a decrease of $4,672,021 from sales of $5,178,155 for the nine-month period ended September 30, 2000. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line. Those results were due to the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated during the first quarter of 2001 upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the year. SciDyn has received word that Cascadent will not emerge from receivership. Our former president, chief executive officer and chairman of the board, Alan Bashforth, became president of Cascadent subsequent to his serving as an officer of Science Dynamics. Mr. Bashforth continues to serve as a member of our board of directors.

Cost of Goods sold decreased to $381,509 in the first nine months of 2001 from $1,807,158 in the corresponding nine-month period of 2000. The decrease in the cost of goods sold was directly related to the decrease in sales revenue. The percentage increase of cost of goods sold as a percentage of sales was due to the change in mix of sales between the quarters with high margin integrator equipment sales in 2000 compared to lower margin legacy products and services in 2001.

Research & Development expenses increased to $1,107,916 in the first nine months of 2001 as compared to $833,935 in the comparable nine-month period of 2000. The increase in research and development expenses is related to continued work on adding additional functionality to our product mix, specifically introducing VoIP, live monitoring and recording to our Commander II series. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We continue to work on expanding our engineering team and intend to continue to make significant investments in research and development.

Sales, General & Administrative expenses increased to $2,560,369 in the first nine months of 2001, compared to $2,201,692 in the corresponding period of 2000. The increase is related to the addition of sales and administrative staff during the second half of 2000 and increased consulting fees during 2001. As we launch our sales initiative into Asia we expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

Interest Expense increased to 253,986 for the period ended
September 30, 2001 as compared to $2,902 for the same period in 2000. The Company entered into Convertible Notes totaling $1,600,000, these Notes contain a beneficial conversion feature (see the Liquidity section below for a description of the Note). Per
Emerging Issues Task Force (EITF) Number 98-5, "Accounting for
Convertible Securities with Beneficial Conversion Features or

Contingently Adjustable Conversion Ratios", this beneficial conversion feature was assigned an intrinsic value of $212,524, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining interest expense is accrued interest on the Convertible Notes.



Three Months ended September 30, 2001 (unaudited) compared to the
Three Months ended September 30, 2000 (unaudited).

                                            Three Months Ended
                                               September 30,
                                            2001            2000
                                            ----            ----

  Sales                                  133,521       1,630,402

  Net Loss / Income                   (1,059,917)         18,201

  Net Loss / Income Per Share             $(0.06)         $ 0.00


                             OPERATING EXPENSES       PERCENT OF SALES

                               2001        2000         2001      2000
                               ----        ----         ----      ----

  Cost of Goods Sold         92,983     522,886         70%      32%

  Research & Development    353,156     307,402        264%      19%

  Sales, General & Admin    719,229     792,617        539%      49%

  Total Operating Costs
  and Expenses           $1,165,338  $1,622,905        873%     100%


Sales for the three-month period ending September 30, 2001 were $133,521 a decrease of $1,496,881 from sales of $1,630,402 for the three-month period ended September 30, 2000. The Company's revenue in 2001 was predominantly derived from the Integrator Product Line. The results were due the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated during the first quarter of 2001 upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the third quarter. SciDyn has received word that Cascadent will not emerge from receivership. Our former president, chief executive officer and chairman of the board, Alan Bashforth, became president of Cascadent subsequent to his serving as an officer of Science Dynamics. Mr. Bashforth continues to serve as a member of our board of directors.

Cost of Goods sold decreased to $92,983 during the third quarter of 2001 from $522,886 in the corresponding three-month period of 2000. The decrease in the cost of goods sold was directly related to the decrease in sales revenue. The percentage increase of cost of goods sold as a percentage of sales was due to the change in mix of sales between the quarters with high margin integrator equipment sales in 2000 compared to lower margin legacy products and services in 2001.

Research & Development expenses increased to $353,126 during the three-month period of 2001 as compared to $307,402 in the comparable three-month period of 2000. The increase in research and development expenses during 2001 is related to continued work on adding additional functionality to our product mix, specifically introducing VoIP, live monitoring and recording to our Commander II series. We believe our success will depend, in part, on our ability to develop and introduce new products and enhancements to our existing products. We continue to work on expanding our engineering team and intend to continue to make significant investments in research and development.

Sales, General & Administrative expenses decreased to $719,229 during the three-month period of 2001, compared to $792,617 in the corresponding period of 2000. The decrease is related to the reductions in administrative and sales staff during the quarter and the voluntary salary reductions taken by certain employees to help preserve cash.. We expect to incur substantial expenditures related to sales and marketing activities, the recruitment of additional sales and marketing personnel and the expansion of our domestic and international distribution channels.

Interest Expense increased to 28,100 for the period ended September
30, 2001 as compared to $2,902 for the same period in 2000. The Company entered into Convertible Notes totaling $1,600,000 during 2001.
(see the Liquidity section below for a description of the Note).


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $157,953 for the period ended September 30, 2001 from $1,351,641 at December 31, 2000. Net cash used for operating activities was $2,486,852 for the nine months period ended September 30, 2001 compared to $944,858 cash used for operating activities in the nine month period ended September 30, 2000. This difference is due to the loss of the Cascadent Supply Agreement and the resultant loss of revenue.

Net cash used in investing activities was $120,062 during the nine-month period of 2001 compared to $543,532 in the corresponding nine-month period of 2000.

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

On August 15, 2001, we issued $400,000 principal amount of 8% convertible debentures, due August 15, 2003, to one investor pursuant to a Subscription Agreement dated August 15, 2001. Interest only payments are due quarterly commencing September 30, 2001, and the principal is due in one lump sum on August 15, 2003, or upon certain events of default. The conversion price for the convertible debentures is the lesser of 85% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including August 15, 2001, or 85% percent of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the conversion date. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers
may own after conversion at any given time is 4.99%.   The number of shares
of common stock issuable upon conversion of the convertible debentures is 5,000,000, based on a conversion price of $0.08 per share. We are required to register 200% of this amount, for a total of 10,000,000 shares. The actual conversion price will depend on the market price of our common stock prior to the conversion. In addition to the convertible debentures, we also issued warrants to purchase 290,909 shares of common stock. These warrants, which expire August 15, 2006, have an exercise price of 130% of the three lowest closing prices during the 10 trading days preceding exercise.

Net cash provided by financing activities during the nine-month period ended September 30, 2001 was $1,413,226 this is related to the convertible debt described above plus proceed from a line of credit, offset by the payment on capitalized leases. Net cash provided by financing for the nine-month period ended September 30, 2001 was $1,720,195. This amount is related to the sale of 200,650 common shares at $8.50 per share which netted
$1,570,149, the finders fee from this transaction included the issuance of 13,115 warrants to purchase common shares. The remaining increase in financing activities of $153,908 was related to the exercise of stock options by employees of the Company.

The Company was notified by Nasdaq that it was not in compliance with Marketplace rules. A plan outlining how the Company intended to comply with listing requirements was submitted on June 15, 2001. On August 23, 2001 Nasdaq informed the Company that its plan to come back into compliance was not accepted. As such, the Company was delisted from Nasdaq and currently trades over the counter under the symbol SIDY.OB.

The sales revenue shortfall in the first nine months has greatly impacted cash on hand. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. The amount of funds required by the Company will depend on many factors, including the extent and timing of sales, product costs, engineering and customer/technical support requirements. The Company does not have sufficient cash on hand to continue its operations without successfully raising additional funds either through the issuance of debt or equity. The inability to obtain the required financing and to generate sufficient cash from operations could require the Company to curtail its operations. While negotiations are underway to secure additional funds the Company cannot guarantee that such negotiations will be successful.


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


      SIGNATURE                TITLE                    DATE
      ---------                -----                    ----

 BY:  /s/ Robert O'Connor      Vice President and       November 14,2001
      ---------------------    Chief Accounting         ---------------
      Robert O'Connor          Officer