Form 10QSB
period 2001-09-30
SCIENCE DYNAMICS CORP
filed 2001-11-15
CIK 350644

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

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


This is a duplicate of the filing made on November 14, 2001; as a result of a filing error that filing was mistakenly listed as a form 10KSB.

However it is clear from the filing itself the filing was a form 10QSB for the period ending September 30, 2001

This duplicate is being made for the sole purpose of making form 10QSB filed on November 14, 2001 available to investors under form 10QSB heading.

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