Form 10KSB
period 2001-12-31
SCIENCE DYNAMICS CORP
filed 2002-04-15
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2001 were $891,149.

As of April 12, 2002, the aggregate market value of the voting and non-voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $ 1,528,319 million

As of April 15, 2002, the issuer had 29,889,500 outstanding shares of Common Stock.

Transitional small business format  Yes ___    No  X

PART I
--------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL OVERVIEW
----------------

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. During the past twenty-four (24) years, never has the Company faced such challenges as those that evolved over the previous year in the telecom sector. SciDyn embarked on a major development cycle, to bring products to market with the latest forms of communication: Voice over IP
(VoIP), video over packet and call control. These developments brought new competitive offerings to its customer base.

The dramatic market upsurge in building telecommunications infrastructure in 2000 created many opportunities and obstacles to which SciDyn responded well. The decimation of that infrastructure and bankruptcies of major corporations meant the Company had to retrench in order to survive and avoid becoming a casualty along with many larger organizations.

The last three (3) months has seen SciDyn take bold steps to improve its survivability in this very difficult market place. New initiatives are being formulated which will allow SciDyn to grow by focusing on niche applications and markets.

Voice over Internet Protocol (VoIP) is now an integral part of global telecommunications as opposed to being distinct from the PSTN legacy communications. This marketplace shift in telecommunications architecture makes an understanding of VoIP and PSTN communication networks a requirement for innovative solutions.

The opportunity for SciDyn to provide creative applications and solutions that add functionality and features to this new infrastructure are huge. SciDyn will concentrate on bringing its many years of telecommunications understanding and capability to this new and very demanding marketplace. Profitability and shareholder value, along with quality, value for money and usability for our customers will be the driving force for our future.


BUSINESS DEVELOPMENT
--------------------

SciDyn has maintained a long and highly reputable position as a supplier of call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. SciDyn has been a primary supplier to a major Local Exchange Carrier (LEC) and, in recent years, has expanded its customer base to include the newly emerging cadre of unregulated companies offering the same service in today's more highly competitive telecom environment. SciDyn's Commander product line continues to receive high marks as a versatile and feature-rich platform, well prepared to deal with the increasing demand for investigative tools and security.

The U.S. Department of Justice reports that there were 2,071,686 persons incarcerated at yearend 2000. While the growth rate of prisoners slowed to 1.3% in 2000, the overall annual growth since 1990 is 6%. It is an unfortunate truth that, even during the recent economic decline, this is one segment of the telecom marketplace that continues to grow.

One nuance among call control service providers is a shift away from traditional equipment purchases to transaction-based pricing structures. SciDyn is taking steps to align with this change by offering various pricing options that allow customers to spread capital investment over the life of their correctional institution contracts. These contract periods are commonly five years in duration. There are a number of transaction related events that parallel the provision of Collect-Only service, such as Line Identification Database (LIDB) validation of billable telephone numbers. SciDyn is preparing to undertake such validation for its customers. SciDyn is creating an advanced LIDB validation service complete with a decision support system component to mitigate unbillable call events.

Within the foreseeable future, SciDyn anticipates becoming a Network Operations Center (NOC) to provide a suite of transaction-based services including low cost voice communication services to improve customers' profitability. SciDyn's past experiences with VoIP gateways and packet switching technologies fit well within this strategy.

PRODUCTS
--------

IP Telephony

One of the current impacts of IP Telephony is the way it is driving the convergence of the IT and telecom markets. Both of these traditional markets are now seeing a paradigm shift to IP Telephony. IP Telephony is crossing traditional borders and amalgamating historically separated disciplines on an IP network. This means the carriers and companies of the world are starting to send voice over the packet networks that previously were used only for data. This is an opportunity for dynamic companies to take their experience and expertise and apply it in markets not traditionally open to them.

By crossing borders, IP Telephony allows companies like SciDyn to diversify from their traditional core technology and enhance and develop bridges between the existing data and telecom infrastructures.

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

During 2001 the Integrator product was enhanced with additional capabilities. System enhancements included support for SNMP, Radius Authentication and Interoperability testing with various other vendor products. The system hardware was revised and a cost reduction cycle was executed to lower the per-port cost and conversely the entry-level price of the IntegratorC-2300(R). Currently, development activity in this area has been slowed commensurate with the overall slowdown in the Voice over IP industry. SciDyn will keep this product available to meet the needs of this market when activity once again increases.

Commander Call Control System

The Commander call control system is built on SciDyn's unique BubbleLINK(R) software architecture. This open system platform is a combination of integrated Computer Telephony (CTI) hardware and software, which can handle thousands of call transactions per hour and provide correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

The Commander I models are designed for the small to mid sized municipal and county correctional facilities requiring control for up to 40 inmate telephone lines. The Commander I base system provides telephone control for 4 lines and can be expanded in 4 line increments. This modular design provides a cost effective solution with an abundance of inmate phone control features.

SciDyn has recently introduced its VoIP technology to its Commander call control system. This enhancement reduces the hardware and operation costs of running the SciDyn solution. The new configuration allows all of SciDyn's technology to be housed at one central location reducing the amount of lines that SciDyn clients will have to use in order to move the same traffic. Moreover, the VoIP component allows for a reduction in the per minute charges incurred by our client, which enhances profitability.

Commander call control systems are supported by an integrated array of administrative and investigative programs that provide a management solution suite. All programs interact real-time with Commander calls and databases via an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

In 2001, the company produced several major software releases and updates for the Commander products that were in keeping with inmate market trends and current customer requests. Many key enhancements and software additions have been introduced to SciDyn's solution suite. One addition is DebitCall, a pre-paid debit calling system that is integrated with the Commander call control system. Another addition is Live Monitoring. Live Monitoring allows for real-time monitoring of all inmate telephone activity. Innovative voice streaming technology delivers audio monitoring to PC speakers with the ease of Point, Click & Listen functionality. Additionally, integration with several industry leading recording devices has been provided.

Currently under development is the next generation Commander system. This next generation Commander will be produced on the latest technology and provide greater capabilities for new features. This generation of Commander system will introduce SciDyn's first totally internal recording solution. This new recording component will provide great cost savings over the traditional recording equipment used today. This generation of Commander will no longer be assembled exclusively from components purchased from a single vendor. Currently two vendors have been selected to source components in the next generation Commander. This will provide SciDyn greater flexibility and reliability in producing and supporting new systems.

Development will also continue in the area of more powerful investigative tools. The Investigator's File Cabinet will provide a single repository for storing call records, recordings and other documents related to a specific case or investigation.

SciDyn continues to explore opportunities with the major telephone companies in providing the Commander inmate phone control system with call transaction (price per call) programs. Management believes that the recent and continued drive to develop new capabilities for the Commander will establish the Commander and SciDyn as the leader in inmate telephone control.

Video over Frame Relay

In 1997, SciDyn launched its new way to carry video conferencing. The VFX-250S is a hardware-based Frame Relay Access Device (FRAD) designed to carry video streams through the frame relay network. As the largest data network protocol in the world, frame relay seemed an obvious choice for adding video connectivity to its wide complement of features.

SciDyn continues to market the VFX-250S products in markets where ISDN and leased-line services are not available. As Frame Relay becomes more prolific, so does the need for value added services to maximize the efficiency of the network.

Successful trials have been completed in China, Korea and Mexico. Contract Negotiations are currently in progress with a large distributor in Korea. We expect sales from these opportunities to proceed steadily throughout the year. Due to the resurgence in video conferencing as an alternative to air travel we anticipate an overall increase in sales over the next twelve months.

Error Correction Algorithm

In 1999, SciDyn acquired the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock then valued at $100,000. Such a patent provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device is designed to reduce costly retransmission and can be utilized across various data transport mediums.

The Patent, which we intend to make available to others on a royalty basis, can be utilized on virtually any data transmitting system, from fiber optics to satellite transmission. Since both transmitting and receiving stations must utilize the same algorithm, SciDyn's primary task is to initially convince new or redesigned applications to utilize SciDyn's patent for each end of the application. As stated in previous quarterly reports SciDyn continues to pursue a third party to undertake the implementation of this algorithm. To date a suitable entity has not been identified to exploit this new technology in the near term. Since SciDyn's near term strategy and capital priorities preclude it from investing additional time and funds into exploiting this patent independently, its carrying value of $89,700 has been written off. SciDyn believes that the underlying patent may still have practical applications.

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

Voice Response System

SciDyn's Voice Response System (VRS) is an automatic intercept product designed to provide a cost-effective solution for implementing announcement capabilities at the central office location. This product has reached its mature stage of the product life cycle and has been discontinued. A base line revenue stream will be generated from support of this product.

SciDyn maintains a small but steady revenue from the maintenance of VRS and VRI platforms. There are currently several hundred of these systems still actively installed and operational. SciDyn is currently investigating the need to provide a technology upgrade to customers using these traditional platforms.

PRODUCT DEVELOPMENT
-------------------

New applications are also being investigated within our product development team. We believe that new vertical markets exist and can be penetrated with on going platform enhancements. One such area is a former market for SciDyn, the network announcer platform. SciDyn still maintains a large number of legacy systems in this market. We believe that the robust capabilities of our current technology along with the ability to integrate a voice over packet interface can combine traditional network systems with new market requirements.

SciDyn's products have primarily been designed and developed by its internal engineering staff. SciDyn considers the features and performance of its products to be generally competitive to those of other available applications.

We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena to enable the Company to take advantage of opportunities resulting from the expected direction of technology.

SciDyn continues to refine its core BubbleLINK(R) software architecture. This software architecture provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the BubbleLINK(R) architecture supports existing Company products such as the Commander family of inmate products, and the IntegratorC-2000(R) Series of IP Telephony gateway products. Management believes that the product design strategy will keep SciDyn competitive in the emerging Internet Telephony market.

INTEGRATION OF PRODUCTS
-----------------------

SciDyn continues to maintain a primary focus on the development and use of software technology. Most hardware requirements are filled through the use of OEM components. New vendors are routinely evaluated for several critical product components. The general goal is to maintain a multi-source solution for critical components.

SciDyn has or is in the process of establishing relationships with new vendors to help us bring the best solutions to market. Some of the vendors include NMS, Pika Technologies, and Brooktrout for telephony interface components. Other Companies such as Interlogic Industries, and ITOX provide computer components.

SOURCES AND AVAILABILITY OF MATERIAL
------------------------------------

Although most materials are available from a number of different suppliers on an off-the-shelf basis, several suppliers are the sole source of each of certain components. If a supplier should cease to deliver a component, another source would have to be developed. SciDyn believes it would be able to do so by acquiring a substitute part or module that could require a hardware or software change in the unit in order to provide satisfactory performance, although added costs and delays of unknown amount and duration could be experienced.

SALES AND MARKETING
-------------------

SciDyn has just signed a General Purchase Agreement with a major interexchange carrier to provide call control products and services for the inmate market. This is consistent with SciDyn's marketing strategy to develop vendor relationships with Tier I network service providers. Moving forward, SciDyn intends to position itself as a primary vendor to major accounts who occupy the majority of the inmate telecommunications marketplace.

As a robust and flexible platform, the Commander product line lends itself well to other market applications such as Truck Stops, Colleges and selected major transportation facilities. SciDyn plans initiatives to penetrate these market segments as well.

Sales and Marketing resources are positioned to focus individually on major accounts and the nascent community of new and unregulated providers who seek to serve smaller inmate facilities. Staff resources are dedicated to market research and product management to ensure all areas of the inmate market with potential are fully explored.

RESEARCH & DEVELOPMENT
----------------------

Research efforts are focused on adapting new technology to current and potential products. Efforts in research cover new techniques in software development and component technologies. Research also covers emerging hardware technologies and improvements in current technology. Existing products are currently being redesigned to integrate the latest generation of specific key components. These changes will increase the capability of products such as the Commander and provide new features while reducing overall cost of the product. As penetration into existing markets increases and as we make initial steps into new markets, increases in research expenditures will become necessary.

An area of increased activity is in the development of technology to support the back office operations center. This service-oriented facility will be developed from hardware and software technologies that can leverage the latest capabilities offered by the Internet.

The majority of the research and development activities are conducted at the Company's facility using its array of telephony resources and the technical expertise of its engineering staff. We anticipate that an increase in future research and development expenditures will be necessary to remain competitive in the rapidly changing telecommunications industry.

INTELLECTUAL PROPERTY
---------------------

It is SciDyn's practice to apply for patents as new products or processes appropriate for patent protection as developed. The Company made application for a patent on the three-way Call Detection System and on January 21, 1998, received a Notice of Allowance from the U.S. Patent Office. The formal United States Patent was received in June 1998. The Company holds other patents related to some of its other products. No assurance can be given as to the scope of the patent protection.

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

CUSTOMER SUPPORT
----------------

SciDyn's technical support staff provides telephone support to our customers using a computerized call tracking and problem reporting system. SciDyn also provides initial installation and training for its products. The Company has instituted an annual maintenance contract entitling customers to software updates, technical support and technical bulletins.

INDUSTRY
--------

The inmate call control market generates $1 billion annually in network usage. Its 200,000 telephones represent $200 million in equipment sales, which include call control platforms and such ancillary equipment as telephones, call recording devices and administrative terminals. The Federal Bureau of Prisons operated 84 correctional facilities that are currently at 31% over capacity. There are 1,558 public and private facilities housing State inmates. Many of these are operating above their capacity. Additionally, there are some 3,365 jails with over 600,000 inmates operated by municipal and county governments.

There is a trend within the Industry to privatize jails and there are a number of entities emerging to administer such facilities. In some cases, these private entities operate with some autonomy with respect to selecting call control vendors. In other cases, the governing body retains such oversight. SciDyn is reviewing this changing landscape in order to position itself to capitalize on opportunities as they materialize.

COMPETITION
-----------

The competitive field is somewhat convoluted in that there are traditional equipment manufacturers who have breached their traditional roles to become service providers. Such is the case with T-Netix, a Texas-based company that recently positioned itself to prime bid several big contracts. Traditional Tier I network service providers who have used T-Netix's platforms in the past in their role as prime bidders, find themselves competing with their selected vendor. While this might appear to be an anomaly, it is becoming commonplace and clearly an example of how desirable these inmate call control contracts are. This is a relatively small but highly profitable marketplace with only a handful of viable competitors.

There are six major competitors in the call control platform field, three of which are formidable. SciDyn realizes the stiffness of its competition but believes it has the skills, resources and technology to garner a substantial portion of this business. With efforts directed toward transaction pricing and its keen awareness of this transitioning competitive landscape, SciDyn anticipates being able to capture a significant portion of the equipment business and a piece of each related transaction as well.

CUSTOMERS
---------

During 2001, two customers each accounted for 37% of total sales.   SciDyn
anticipates less reliance on any single customer or market in the future.


EMPLOYEES
---------

As of April 15, 2002, SciDyn employed twenty-one persons on a full time basis. SciDyn supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel. The Company is operating in a high growth industry, which is experiencing fierce competition for experienced and talented personnel. SciDyn continues to provide its employees with appropriate equity-linked incentives to advance the interests of the Company and its stockholders.

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

COMPLIANCE WITH ENVIRONMENTAL LAWS
----------------------------------

Company operations do not pollute nor involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. SciDyn is concerned about protecting the environment and participates in recycling programs.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has leased for ten years commencing May 1, 1995, a 50,000 square foot freestanding masonry building in an industrial park in Cherry Hill, New Jersey, utilized for office space and testing of its products and other corporate activities. In the latter part of 1998, SciDyn subleased 25,645 square feet of the building to a printed circuit board manufacturer. Such sublease is currently in default, and the Company has engaged legal counsel who has filed a complaint to evict such tenant. Such tenant is currently in negotiations with the Company to cure such default and reinstate the sublease.


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



PART II
---------------------------------------------------------------------------

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



The Registrant's Common Stock is being traded on the Over the Counter Bulletin Board (OTCBB) as of August 24, 2001. The symbol for the Company's Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended
December 31, 2000 and December 31, 2001 were as follows:


 Calendar Quarter          High Bid Price            Low Bid Price
 ----------------          --------------            -------------

    2000
    ----
    First                      $21.00                    $5.00
    Second                      14.25                     7.50
    Third                       10.88                     6.88
    Fourth                      10.38                      .75

    2001
    ----
    First                       $2.00                     $.85
    Second                       1.45                      .50
    Third                         .65                      .12
    Fourth                        .12                      .06

The above listed quotes reflect inter-dealer prices without retail mark-up, markdown, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 2001, there were approximately 251 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

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


RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us during the fiscal year ended December 31, 2001 and for the period ending March 31, 2002 that were not registered under the Securities Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

     Private Placements of Common Stock and Warrants for Cash

     None.

     Sales of Debt and Warrants for Cash

In May 2001, we entered into a securities purchase agreement with three accredited investors, Laurus Master Fund, Ltd., The Keshet Fund L.P., and Keshet L.P., for the issuance of 8% convertible debentures in the aggregate amount of $1,200,000 and 872,727 common stock purchase warrants. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.4339. The commission for the transaction was 8% ($96,000). The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

In August 2001, we entered into a securities purchase agreement with two accredited investors, Laurus Master Fund, Ltd., and Keshet L.P., for the issuance of 8% convertible debentures in the aggregate amount of $400,000 and 290,909 common stock purchase warrants. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.355. The commission for the transaction was 8% ($32,000). The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

During the period ending March 31, 2002, we entered into securities purchase agreements with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debentures in the aggregate amount of $672,930. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. The commission for the transactions was 8%. The offering of convertible debentures was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

     Option Grants

During 2001, we granted 273,500 stock options exercisable at an average price of $0.26, this included 110,000 stock options exercisable at an average exercise price of $0.33 to five Officers as incentives.

     Issuances of Stock for Services or in Satisfaction of Obligations

     None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS OVERVIEW
-------------------------

In 1998, management made a strategic decision to divert most of our development efforts towards the IP system. During calendar year 2001 the global communications market experienced a tremendous slowdown. Many communications companies, including both traditional voice and emerging voice/data network carriers, have reduced capital asset spending to help strengthen their cash flow and profitability. As a result of this change the potential for growth in the Internet Telephony market has weakened, and is certainly delayed.

Hard times in the telecom industry have resulted in a debacle for SciDyn this past year. The focus has been to do everything to survive in a boom-and-bust industry. The downturn in business came unexpectedly and has not let up. The earlier predictions of improvement in the technology and telecom sectors have not come to fruition.

During the past year, SciDyn reacted to this unforeseen economic slowdown by refocusing efforts in both the product development and marketing teams to strengthen our position in the area of inmate call control. Over the past year, several new software releases have been produced for the Commander I and II models that have repositioned the product for a greater segment of the inmate call control market. This has opened the door to allow the Commander product to fill the needs of the independent service providers. This is a segment of the industry that had previously been overlooked as development centered on the needs of the large Local Exchange Carrier (LEC) customers.

SciDyn has engaged several upcoming independent inmate call control service providers that in the past year have been successful in displacing the local LEC competition in contract awards that were not possible without the strength and reputation of a system such as the Commander.

Along with system improvements to reposition Commander equipment sales, SciDyn has been developing the necessary back-office operation systems necessary to provide the complete offering required by many inmate call control companies in today's market. Back-office services include Billed Number Screening (BNS), billing data collection, and customer support. Additional services will be introduced over time to increase the value add to our customers. Typically, these back-office services are charged on a monthly or transaction basis and apply to calls made through Commander platforms installed in the field. This introduces a new revenue producing operation that can extend the value of a typical system beyond the initial equipment sale to a potential three to five year revenue source.

SciDyn continues to embrace the benefits and competitive advantages that a converged voice/data network holds for communications carriers in many market sectors. As such, SciDyn will continue to maintain a forward pace in the development of integrated voice over data technology.

The Company expects operating losses and negative cash flow for the foreseeable future as we must obtain orders, introduce additional services and create optional procurement methods. We believe that increasing our revenues will depend in large part on our ability to offer products that are attractive to our customers, increase customer awareness of our product offerings by developing effective marketing and promotional activities and develop strategic relationships.

Our success depends upon effective planning and growth management. During January, Alan Bashforth evaluated the current business opportunities and and as a result the Company implemented overhead reductions. The focus was to concentrate on all potential revenue opportunities and eliminate those that could not produce revenue in the short term. The Company had to reduce expenses and executed a reduction in force. The Company has taken, and will continue to take, decisive steps to restructure the company's business and reduce our cost structure. At April 15, 2002 we had a total of twenty-one employees. We intend to continue to increase the scope of our operations while also facing the challenge of maximizing resources effectively.


RESULTS OF OPERATIONS
---------------------

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:


                            For the Years Ending December 31,
                                     2001               2000
                                     ----               ----

Sales                          $  891,149         $5,269,377

Net Loss                      $(4,375,476)       $(1,339,262)

Net Loss Per Share                 $(0.24)            $(0.08)


                                OPERATING EXPENSES        PERCENT OF SALES
                                ------------------        ----------------
                                2001          2000        2001        2000
                                ----          ----        ----        ----

Cost of Goods Sold          $  555,064  $1,891,484        62.3%       35.9%

Research & Development       1,533,890   1,141,656       172.1%       21.7%

Selling, General & Admin     2,966,347   3,605,768       332.9%       68.4%

Total Operating Costs
and Expenses                $5,055,301  $6,638,908       567.3%      126.0%

Sales for the fiscal year ended December 31, 2001 were $891,149 compared to sales of $5,269,377 in the 2000 fiscal year. The sales revenue consists of sales of our integrated hardware and software products, as well as revenue generated from the maintenance and support of those products. We believe that the decrease in product revenues is reflective of the turmoil in the technology and telecom sectors and the impact of changes in global economic conditions in 2001. The Company's revenue in 2000 was predominantly derived from the Integrator Product Line due to the deployment of the Cascadent Supply Agreement during 2000. This Agreement was terminated during the first quarter of 2001 upon SciDyn receiving official notification that Cascadent was placed into receivership. The loss of this contract is directly related to the decrease in sales for the year. We are continuing to focus our efforts on existing business opportunities and evaluating other vertical markets.


Cost of Goods Sold for the fiscal year ended December 31, 2001 increased 26.4% as a percentage of sales from a 35.9% for the year ended December 2000 to 62.3% for the year ended December 2001. This percentage increase is directly related to the decrease in sales revenue.


Research and development expenses increased from $ 1,141,656 in 2000 to $1,533,890 in 2001, an increase of $392,234. Research and development expenses consist of payroll and related expenses for research and development personnel, costs related to systems infrastructure and expenses for testing facilities and equipment. The increase in research and development expenses was attributable to an increase in the engineering staff for the IP Telephony Integrator gateway products. Due to the long term involved for potential sales revenue in the IP product line, the Company reduced the development staff of this product line in January 2002. The Company will continue to explore opportunities and look for prospective niches for Voice over IP. The Company believes that the research and development activities are crucial to maintaining a competitive edge and has focused current development efforts on innovative enhancements to our existing product lines.


Selling, general and administration expenses increased 264.5% as a percentage of sales. Sales and marketing expenses consist primarily of compensation and related costs for sales personnel, marketing personnel, sales commissions, marketing programs, public relations, promotional materials, travel expenses and trade show exhibit expenses. This increase on a percentage basis is due to the significant decrease in sales during 2001. The actual dollar decrease of $639,421 is attributed to reductions in personnel, salary reductions, cutback in trade shows, travel expenses and closing the U.K. office.

Interest Expense for the year ended December 31, 2001 was $439,046, and interest income was $9,589. For the year ended December 31, 2000, we recognized interest income of $40,647 and interest expense of $10,378.
The interest expense of $439,046 for the year ended December 31, 2001 includes $295,569 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the $1,200,000 convertible note issued on May 22, 2001 and the $400,000 convertible note issued on August 17, 2001. Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" this beneficial conversion feature was assigned an intrinsic value of $295,569, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement. The remaining interest expense is interest paid and accrued on the Convertible Notes.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash used for operating activities for the years ended December 31, 2001 and 2000 was $3,131,307 and $320,040 respectively. The use of cash in operating activities in 2001 resulted primarily from the shortfall in sales revenue and the resultant net loss.

Net cash used in investing activities was $22,605 in 2001 and $704,246 in 2000. The decrease in cash used for investing activities in 2001 was primarily attributable to a reduction in capital expenditures. The Company had no significant commitments as of December 31, 2001 for capital expenditures.

Net cash provided by financing activities was $1,819,346 for the year ended December 31, 2001 and $1,701,134 for the year ended December 31, 2000.

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

At December 31, 2001, the Company had $17,075 in cash and cash equivalents and $1,078,796 deficit in working capital, compared with $1,351,641 in cash and cash equivalents and $1,142,948 in working capital at December 31, 2000. Current liabilities at December 31, 2001 were $1,606,129, compared to $534,477 at December 31, 2000. The decrease in the cash and cash equivalents and the deficit in working capital for the year ended December 31, 2001 are attributable to the low sales revenue. The increase in the current liabilities for the year ended December 31, 2001 resulted from the minimal cash flows from operation.

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. Our liabilities consist of over extended accounts payable and we have successfully negotiated payment arrangements with some of our vendors and are in the process of negotiating with our other vendors.
The short-term loan payable is loans from two stockholders. Initial discussions are in process to exchange debt for equity. The bank line of credit is due for renewal in June and a meeting will be arranged to discuss the continuance of the line of credit. The Company cannot guarantee that any of these discussions will be successful. If we are unable to negotiate with our vendors, the stockholders and the bank, our business may well be severely affected. Equipment against the customer deposits have been shipped and the remainder is anticipated to be completed in the second quarter.

We are seeking and continually investigating other business ventures and strategic relationships that may have applications directly related to our product offerings. Due to general economic conditions, rapid technological advances being made in the telecom industry and shortages of available capital we believe other companies will be seeking joint ventures and partnerships to augment their sales potential. We anticipate that we may be able to participate in only limited potential business ventures because we have nominal assets and limited financial resources. However, we believe perceived benefits of our technology will provide the interest to implementing joint ventures.

Our failure to develop strategic relationships could inhibit our ability to grow. We believe that, in order to market our technology, we need to enter into strategic relationships and business ventures to develop commercial applications of our technology directed at other vertical markets . We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present affiliations and relationships.We do not presently have any agreements relating to strategic relationships, we may never enter into such agreements, and our failure to develop such relationships could impair our ability to grow.

We may be unable to respond to the rapid technological changes in our industry. The telecom and telecommunications industries are characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our services, particularly with respect to other companies.

The sales revenue shortfall has greatly impacted cash on hand. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainities and cannot be assured. In order to have sufficient cash to meet our anticipated cash requirements for the next twelve months we must increase sales to provide cash flow from operations. We have reduced our expenses and continue to investigate further cost cutting initiatives. However, the Company does not have sufficient cash on hand to continue its operations without successfully raising additional funds to implement the business plan. The inability to generate sufficient cash from operations or to obtain the required additional funds, could require the Company to reduce or curtail operations. While negotiations are underway to secure additional funds the Company cannot guarantee that such negotiations will be successful.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:

   Name               Age       Position with the Company
   ----               ---       -------------------------

   Alan C. Bashforth   52       Chairman of the Board, President,
                                Chief Excutive Officer and Secretary

   Joy C. Hartman      53       Chief Financial Officer

   Thomas Spadaro      41       Vice President of Technology since
                                December 12, 2000

There were four board meetings during 2001. All the directors had 100% attendance.

Subsequent to year end the following directors resigned due to personal reasons: John Innes, Joy C. Hartman, Sheldon Hofferman, Louis Padulo, Kenneth Ray, and Michael Hone. We will be announcing the appointment of the new directors within the next few weeks. In addition, we accepted the resignation of Joy C. Hartman as CEO and President and the appointment of Alan C. Bashforth as CEO, President, Chairman and Secretary on
April 4, 2002.

BIOGRAPHIES
-----------

Alan C. Bashforth, is currently our Chairman, President, CEO and Secretary and has been since April 4, 2002. Prior to his present positions, Mr. Bashforth served as a director with active duties in seeking finance for the Company. Prior to serving as director, Mr. Bashforth was President and Chief Executive Officer of SciDyn until January 2000 and served as Chairman of the Board until November 30, 2000. He was President of Cascadent Communications, a major customer of SciDyn until December 15, 2000. Previously he was President of Innovative Communications Technology, LTD. (ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by SciDyn in November 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and telecommunications company, in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering.

Joy C. Hartman is currently our Chief Financial Officer and has been since April 4, 2002. Prior to this position, Ms. Hatrman served as President and Chief Executive Officer from January 2000 until April 4, 2002. Ms. Hartman joined SciDyn in January 1982. In addition to holding these positions, other positions she has held at SciDyn include CFO, Treasurer, Corporate Secretary, and Executive Vice President. Her prior experiences included TeleSciences, Inc., and Peat Marwick Mitchell. Ms. Hartman is a graduate of The Wharton School of Business of the University of Pennsylvania. She is a member of the Financial Executives Institute, the National Association of Corporate Directors, and the American Society of Corporate Secretaries.

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

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.


ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS

Executive Compensation Summary Table

The following table sets forth all information concerning total compensation earned or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company who served in such capacities as of December 31, 2001 for services rendered to the Company during each of the last three fiscal years.


                                      SUMMARY COMPENSATION TABLE

                           Annual Compensation           Long term compensation
                          -----------------------      --------------------------
Name and            Year  Salary     Bonus  Other            Awards                 All
Principal                   ($)       ($)   Annual     Restrict-   Options/  LTIP    Other
Position                                    Compen-    ed Stock    SARs(#)   Pay-    Compensa-
                                            sation ($) Award(s)($)           outs($) tion ($)
----------          ----  ------     -----  ---------- ---------  ---------- ------  --------
Joy C.Hartman,      2001  159,519     -0-    6,731        -0-      -0-         -0-      -0-
President and       2000  161,185     -0-    1,666        -0-    100,000       -0-      -0-
CEO (1)             1999  113,237     -0-       -0-       -0-     10,000       -0-      -0-


Thomas Spadaro      2001  112,500     -0-     -0-         -0-     10,000       -0-      -0-
Vice President(2)   2000   87,151     -0-    1,104        -0-     25,000       -0-      -0-


Robert O'Connor     2001  108,548     -0-       -0-       -0-     30,000       -0-      -0-
Vice President(3)   2000   67,842     -0-       -0-       -0-     20,000       -0-      -0-


Joseph Giegerich    2001  125,000     -0-       -0-       -0-     10,000       -0-      -0-
Vice President(4)   2000   24,038     -0-       -0-       -0-     60,000       -0-      -0-


Denny Ko            2001   67,692     -0-       -0-       -0-     60,000       -0-      -0-
Chief Technology
Officer(5)



(1) On April 4, 2002, Ms. Hartman resigned as President and CEO and was appointed Chief Financial Officer of SciDyn.

(2) Mr. Spadaro was appointed Vice President on December 17, 2000; previously he was the Company's Director of Engineering.

(3)      Mr. O'Connor is no longer with SciDyn.

(4)      Mr. Giegerich is no longer with SciDyn.

(5)      Mr. Ko is no longer with SciDyn.



The outside Directors receive $250.00 per meeting as standard compensation for service as directors.


Options Grants for Fiscal 2001

Aggregate Options Exercised During the most recently completed financial year and financial year-end option values.

No options were exercised by our executive officers and directors during the most recent financial year.


Options Granted During Most Recent Financial Year.

The following table sets out information relating to options granted during the most recent financial year to our executive officer and directors:


                 Securities    % of Total                       Market Value of
                 Under         Options Granted   Exercise Per   Securities Underlying    Expiration
Name             Options       to Employees in   Security       Options on the Date of   Date
                 Granted       Financial year    ($/Security)   the grant ($/security)
----------------------------------------------------------------------------------------------------

Joe Giegerich      10,000         3.7%            $0.26          $ 2,600                   7/30/2011
Denny Ko           60,000        21.9%            $0.29          $17,400                   7/23/2011
Robert O'Connor    15,000         5.5%            $0.98          $14,700                   4/03/2011
Robert O'Connor    15,000         5.5%            $0.26          $ 3,900                   7/03/2011
Thomas Spadaro     10,000         3.7%            $0.26          $ 2,600                   7/30/2011
James Tsoi(1)      20,000         7.3%            $0.06          $ 1,200                  11/05/2011


(1)      Mr. Tsoi is no longer with SciDyn.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information as of April 15, 2002 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

                                                            Shares of
                                                             Common
                                                              Stock
  Name and Address                                        Beneficially        Percent of
  Beneficial Owner               Title                      Owned       Outstanding Shares(1)
  ----------------               -----                    ---------     ------------------

Sheldon C. Hofferman,            5% Owner                 2,619,921(2)         8.8%
PO Box 350
Fairfax Station, VA  22039

Alan C. Bashforth                CEO/President            1,520,000(3)         5.1%
Le Virage                        Chairman of the
La Route de Sainte Marie,        Board, Secretary
St. Mary, Jersey, UK
JE3 3DB

Joy C. Hartman                   CFO                        195,185(4)         0.7%
27 Hogan Way
Moorestown, NJ   08057


Thomas Spadaro                   Vice President of           82,455(5)         0.3%
41 Fountain Blvd                 Engineering
Burlington, NJ  08016


All Directors, 5% owners
and Officers As a group                                    4,417,516          14.8%


1	Based upon a total number of  29,889,500 shares outstanding as of
      April 15, 2002.

2	The total includes 2,619,921 shares owned by Golden Phoenix, LP., of which Mr. Hofferman is General Partner.

3	Shares in the name of Innovative Communications Technology, LTD., a corporation, controlled by Mr. Bashforth.

4	The 195,185 shares in Ms. Hartman's name include incentive options, exercisable within sixty days to acquire 155,000 shares, and 300 shares owned by Ms. Hartman's children.

5	The 82,455 shares owned by Mr. Spadaro include incentive options, exercisable within sixty days to acquire 56,200 shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 2000, Scidyn began the deployment of the Cascadent Supply Agreement, this Agreement provided $4,370,520 in revenue for the year. The Agreement was terminated on January 4, 2001, upon receiving official word that Cascadent was placed into receivership. Alan Bashforth, one of Cascadent's principals, is Chairman of the Company's Board of Directors, CEO/President and Secretary.



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

   Report of Independent Accountants dated April 15, 2002........... Page 23
   Consolidated Balance Sheets as of December 31, 2001
   and 2000..........................................................Page 24
   Consolidated Statements of Operations, two years ended
   December 31, 2001.................................................Page 25
   Consolidated Statements of Cash Flows, two years ended
   December 31, 2001.................................................Page 26
   Consolidated Statements of Changes in Shareholders' Equity,
   two years ended December 31, 2001.................................Page 27
   Notes to Consolidated Financial Statements........................Page 28-34

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

SCIENCE DYNAMICS CORPORATION


BY:    /s/ Alan C. Bashforth
       ---------------------
       CEO/President

DATED: April 15, 2002
       --------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                     Date
        ---------                -----                     ----

BY:     /s/ Alan C. Bashforth   CEO/President              April 15, 2002
        ---------------------   Chairman of the Board
        Alan C. Bashforth       Secretary


BY:     /s/ Joy C. Hartman      CFO                        April 15, 2002
        ---------------------
        Joy C. Hartman

                          SCIENCE DYNAMICS CORPORATION


                    Index to Consolidated Financial Statements



Report of Independent Accountants dated April 15, 2002 ............Page 23

Consolidated Balance Sheets as of December 31, 2001
and 2000 ..........................................................Page 24

Consolidated Statements of Operations, two years
ended December 31, 2001 ...........................................Page 25

Consolidated Statements of Cash Flows, two years
ended December 31, 2001 ...........................................Page 26

Consolidated Statements of Changes in Shareholders'
Equity, two years ended December 31, 2001 .........................Page 27

Notes to Consolidated Financial Statements ........................Pages 28-34

                         INDEPENDENT AUDITORS' REPORT



     To The Board of Directors
     Science Dynamics Corp.


We have audited the accompanying consolidated balance sheets of Science Dynamics Corp. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Science Dynamics Corp. and subsidiary as of December 31, 2001 and 2000, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(m) to the financial statements, the Company had minimal revenues the past year and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(m). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017

April 3, 2002

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31, 2001 AND 2000

                        ASSETS
                                                                    December 31,
                                                             2001                   2000
                                                             ----                   ----

Current assets:
   Cash and cash equivalents                           $   17,075              $1,351,641
   Accounts receivable - trade                             13,234                 102,194
   Accounts receivable - other                             60,721                  51,401
   Inventories                                            310,857                  87,623
   Other current assets                                   125,446                  84,566
                                                       ----------               ---------
      Total current assets                                527,333               1,677,425
                                                       ----------               ---------

Property and equipment, net                               805,727               1,005,364
Deferred Financing costs                                  154,268                       -
Intangible Assets, net of accumulated
 amortization of $1,500,000 in 2001 and
 $1,200,000 in 2000.                                            -                 300,000
Other assets                                               25,363                  25,363
                                                       ----------               ---------
      Total assets                                     $1,512,691              $3,008,152
                                                       ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligation         $   69,615              $   57,598
   Line of Credit                                          99,535                       -
   Customer Deposits                                      289,368                       -
   Short term loan payable                                195,000                       -
   Accounts payable                                       800,460                 358,820
   Accrued expenses                                       152,151                 118,059
                                                       ----------               ---------
      Total current liabilities                         1,606,129                 534,477



Long Term liabilities:
Non current portion of capital lease obligation            58,798                 128,413
Convertible Debenture                                   1,431,949                       -
                                                       ----------               ---------


      Total liabilities                                $3,096,876              $  662,890
                                                       ----------               ---------

Commitments

Shareholders' equity (deficit)
   Common stock - .01 par value,
      45,000,000 shares authorized,
      20,879,500 and 17,783,700 issued
      20,753,370 and 17,444,151 outstanding
      in 2001 and 2000 respectively.                      208,795                 177,837
   Additional paid-in capital                          14,681,858              14,266,787
   (Deficit)                                          (16,077,005)            (11,701,529)
                                                       ----------               ---------
                                                       (1,186,352)              2,743,095
   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity (deficit)                (1,584,185)              2,345,262
                                                       ----------               ---------
   Total liabilities and shareholders'
    Equity                                             $1,512,691              $3,008,152
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                   2001                             2000
                                                   ----                             ----

 NET SALES                                   $  891,149                       $5,269,377
                                             ----------                       ----------


Operating costs and expenses:

      Cost of sales                             555,064                        1,891,484
      Research and development                1,533,890                        1,141,656
      Selling, general
          and administrative                  2,966,347                        3,605,768
                                             ----------                       ----------

                                              5,055,301                        6,638,908
                                             ----------                       ----------

Operating (Loss)                             (4,164,152)                      (1,369,531)

Other income (expenses):
   Interest income                                9,589                           40,647
   Sales of New Jersey Net
   Operating Loss                               218,135                              -0-
   Interest expense                            (439,046)                         (10,378)
                                             ----------                       ----------


Net (Loss)                                  $(4,375,476)                     $(1,339,262)
                                             ==========                       ==========



Net Loss per common share
  basic and diluted                         $     (0.24)                     $     (0.08)
                                             ==========                       ==========

Weighted average shares
outstanding basic and diluted                18,019,738                       17,549,993
                                             ==========                       ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31,2001 AND 2000


                                                             2001                   2000
                                                             ----                   ----
Cash flows from operating activities:
   Net (Loss)                                           $(4,375,476)         $(1,339,262)
                                                        -----------          -----------

Adjustments to reconcile net (loss) to
 net cash used for
 operating activities:
   Depreciation                                             222,241              159,859
   Interest expense non cash                                295,569                    -
   Amortization of capitalized software                           -                    -
   Amortization of Intangible assets                        300,000              300,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                      88,960               54,846
    Other receivable                                         (9,320)              12,276
    Inventories                                            (223,234)             273,416
    Other current assets                                    (40,880)             (34,381)
    Other assets                                           (154,267)             416,413
   Decrease in:
     Accounts Payable and
       accrued expenses                                     475,732             (163,207)
       customer deposits                                    289,368                    -
                                                        -----------          -----------

Total adjustments                                         1,244,169            1,019,222
                                                        -----------          -----------

 Net cash used for
  operating activities                                   (3,131,307)            (320,040)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                   (22,605)            (704,246)
                                                        -----------          -----------

   Net cash used in investing activities                    (22,605)            (704,246)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease)in
  Line of credit                                             99,535                    -
  Issuance of Convertible Debt                            1,431,949                    -
  Short term loan payable                                   195,000                    -
  Payment on capitalized lease                              (57,598)             (14,423)
 Issuance of common stock and warrants                      150,460            1,715,557
                                                        -----------          -----------

   Net cash provided
    by financing activities                               1,819,346            1,701,134
                                                        -----------          -----------

Net increase (decrease) in
 cash and cash equivalents                               (1,334,566)             676,848

Cash and cash equivalents -
 beginning of period                                      1,351,641              674,793
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                               17,075            1,351,641
                                                        ===========          ===========

Noncash transactions:
Increase in Capital Lease Obligations                   $         -          $   200,434


    The accompanying notes are an integral part of these consolidated financial statements.



                                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                             FOR THE TWO YEARS ENDED DECEMBER 31, 2001 AND 2000


                                    Common Stock                    Additional                          Treasury
                                    ------------                      Paid-In                           --------
                                       Shares         Amount          Capital          (Deficit)         Shares       Amount
                                       ------         ------          -------          ---------         ------       ------



Balance
 December 31, 1999                  17,286,278      $172,862      $ 12,556,205      $(10,362,267)       125,800    $397,833
                                    ----------      --------      ------------      -------------       -------     -------


Exercise of Stock Options              283,673         2,838           151,069                 -              -           -
Issuance of common stock
 net of related expenses               213,749         2,137         1,559,513                 -              -           -

Net loss                                     -             -                 -        (1,339,262)             -           -
                                    ----------      --------      ------------      -------------       -------     -------


Balance
 December 31, 2000                  17,783,700       177,837        14,266,787       (11,701,529)       125,800     397,833
                                    ----------      --------      ------------      -------------       -------     -------


Issuance of common stock
 net of related expenses             3,095,800        30,958           415,071        (4,375,476)             -           -


Balance
 December 31, 2001                  20,879,500      $208,795       $14,681,858      $(16,077,005)       125,800    $397,833
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

    l) New Accounting Pronouncements:

    The financial Accounting Standards Board (FASB) recently issued SFAS 141, "Business Combinations," SFAS 142, "Goodwill and Intangible Assets," SFAS143, "Accounting for Asset Retirement obligations" and SFAS 144, "Accounting for the impairment or Disposal of Long -Lived Assets."

    SFAS 141 requires companies to account for acquisitions entered into after June 30,2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Goodwill will no longer be amortized beginning January 1, 2002. Rather, goodwill will be tested for impairment by comparing the asset's fair value to its carrying value. The Company will adopt Statement 142 on January 1, 2002.

    SFAS 143 requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company's legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisiton, construction or development through the normal operation of a long-lived asset. The statement is effective for the Company beginning January 1, 2003.

    SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of. New criteria must be met to classify the asset as a asset held-for-sale. This statement also changes the rules for reporting the effects of a disposal of a segment of a business. This statement will be adopted January 1, 2002.


    m) Basis of Financial Statement Presentation

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing.


2) Accounts Receivable:

   The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2001 and 2000.

3) Property and Equipment:

   A summary of the major components of property and equipment is as follows:


                                                  2001	      2000
                                                  ----            ----

       Computers, fixtures
       And equipment                          $1,557,163      $1,452,454

       Less accumulated Depreciation            (751,436)       (447,090)
                                              ----------      ----------

       Totals                                 $  805,727      $1,005,364
                                              ==========      ==========


4 ) Income Taxes:

    In 1992, the Company adopted SFAS No. 109, Accounting for Income taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized was recovered through the sale of New Jersey State net-operating loss carryovers as permitted by the State in the amount of $308,000. In 2001 the Company recovered $218,135 through the sale of New Jersey State net-operating loss carryovers as permitted by the State. This recovery was recognized as other income in the year ended 2001 Statement of Operations.

    At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2001 and 2000 operations has been reduced in its entirety by the valuation allowance.

    As a result of the operating losses for the years ended December 31, 1990 and 1992-2001 the Company has available to offset future taxable income a net operating loss of $17,097,839 expiring 2005-2021. In addition, research credits expiring 2005-2015 are available to offset future taxes.
    The components of the provision (credit) for income taxes from continuing operations is as follows:


                                     2001        2000
                                     ----        ----

          Deferred
            Federal                $    -      $    -

          Current
            Federal                     -           -
            State                       -           -
                                   ------      ------
                                   $    -      $    -
                                   ------      ------

    Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

                                     2001	       2000
                                     ----        ----
          Federal
          Statutory rate      $(1,487,662)    $(455,349)

          Research tax
          Credits                       -             -

          Tax benefit not
          Provided due
          To valuation
          Allowance            (1,487,662)      455,349
                                ---------     ---------
                                        -             -
                                =========     =========

    Components of the Company's deferred tax assets and liabilities are as follows:

                                      December 31,
                                  2001            2000
                                  ----            ----

    Deferred tax assets:
    Tax benefits related
    To net operating
    Loss carry forwards
    And research tax
    Credits                     $5,786,297    $4,298,635
                                ----------    ----------


    Total deferred tax
    Asset                        5,786,297     4,298,635

    Valuation
    Allowance for
    Deferred tax
    Assets                       5,786,297     4,298,635
                                ----------    ----------

    Net deferred tax
    Assets                       $      -0-    $      -0-
                                ----------    ----------

5)	Commitments:

a.	Leases

The Company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2001 are as follows:

                             2002        $300,973
                             2003         276,118
                             2004         212,717
                             2005          79,570
                             2006           3,445
                      After  2006             -0-
                                         --------

           Total minimum lease payments  $872,823
                                         ========




6) Intangible Assets:

   On November 7, 1996, the Company acquired "Intellectual Property", issuing 1,500,000 shares of its common stock. Based on technical reviews of the property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company began amortizing the property on January 1, 1997 over a period of five years. The amortization for 2001 and 2000 was $300,000 for each year.

7) Notes payable

a) Line of Credit
The Company secured a line of credit that renews in June 2002 at a rate of 1.5% above the prime rate. The balance at December 31, 2001 was $99,535.

b) Short Term Loans Payable
The short-term loan payable consists of loans from two stockholders. The interest rate to the two stockholders is 10% and 7% respectively.

c) Convertible Notes Payable
In May 2001, we entered into a securities purchase agreement with three accredited investors for the issuance of 8% convertible debentures in the aggregate amount of $1,200,000 and 872,727 common stock purchase warrants. The maturity date of this debenture is May 2003. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.4339. The commission for the transaction was 8% ($96,000). The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, representing that they were capable of analyzing the merits and risks of their investment. In 2001 $168,060 plus interest of $1,909 was converted into 3,095,800 shares of the Company's common stock.

In August 2001, we entered into a securities purchase agreement with two accredited investors, for the issuance of 8% convertible debentures in the aggregate amount of $400,000 and 290,909 common stock purchase warrants. The maturity date of this debenture is August 2003. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.355. The commission for the transaction was 8% ($32,000). The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, representing that they were capable of analyzing the merits and risks of their investment.

8) Stock Options and Warrants:

   a) Stock options

   On November 17, 1999 the Company amended the Incentive Stock Option Plan, authorizing an additional share increase of 1,088,000 shares. 335,013 shares were exercised in 2001 and 283,673 shares were exercised in 2000. The total amount of shares granted and not exercised at December 31, 2001 amount to 683,2000 at exercise prices ranging from 0.26 to 7.625 per share.

   As allowed by FASB No. 123, The Company has elected to continue to follow Accounting Principles Board (APB) Opinion No. 23, " Accounting for Stock Issued to Employees" (APB No. 25) in accounting for its stock option plans. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the options terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.
   As required by FASB No. 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of FASB No. 123. An option pricing model similar to the Black-Sholes was used with the following weighted average assumptions used for grants in the year 2001 and 2000, respectively: expected volatility of 80 percent; risk free interest rate of 7% and 6% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material. These pro-forma calculations only include the effect of 2000 and 2001 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

   b) Warrants
   The Company issued 1,163,636 warrants to purchase the Company's common stock at prices ranging from $1.4339 to $0.355 per share in connection with the issuance of two convertible notes.

9) Major Customers:

   During 2001 two customers each accounted for 37% of total sales. During 2000 two customers accounted for 83% and 15% of total sales.

10) Earnings (Loss) Per Share:

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128. "Earnings Per Share" applicable for financial statements issued for periods ending after December 15, 1997. As required the Company adopted SFAS No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.
    The weighted average number of shares used to compute basic loss per share was 18,019,738 in 2001 and 17,549,993 in 2000.

11) Related Party Transactions

During 2000, Scidyn began the deployment of the Cascadent Supply Agreement, this Agreement provided $4,370,520 in revenue for the year. The Agreement was terminated on January 4, 2001, upon receiving official word that Cascadent was placed into receivership. Alan Bashforth, one of Cascadent's principals, is Chairman of the Company's Board of Directors, CEO/President and Secretary.


12) Subsequent Events

During the period ending March 31, 2002, we entered into securities purchase agreements with one accredited investor, for the issuance of 8% convertible debentures in the aggregate amount of $672,930.
The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. The commission for the transactions was 8%. The offering of convertible debentures was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, representing that they were capable of analyzing the merits and risks of their investment.

Subsequent to year end the following directors resigned due to personal reasons: John Innes, Joy C. Hartman, Sheldon Hofferman, Louis Padulo, Kenneth Ray, and Michael Hone. We will be announcing the appointment of the new directors within the next few weeks. In addition, we accepted the resignation of Joy C. Hartman as CEO and President and the appointment of Alan C. Bashforth as CEO, President, Chairman and Secretary on
April 4, 2002.