Form 10KSB/A
period 2001-12-31
SCIENCE DYNAMICS CORP
filed 2002-04-18
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

The issuer's revenues for the fiscal year ending December 31, 2001 were $891,149.

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

     Private Placements of Common Stock and Warrants for Cash

     None.

     Sales of Debt and Warrants for Cash

In May 2001, we entered into a securities purchase agreement with three accredited investors, Laurus Master Fund, Ltd., The Keshet Fund L.P., and Keshet L.P., for the issuance of 8% convertible debentures in the aggregate amount of $1,200,000 and 872,727 common stock purchase warrants. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.4339. The commission for the transaction was 8% ($96,000). The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

In August 2001, we entered into a securities purchase agreement with two accredited investors, Laurus Master Fund, Ltd., and Keshet L.P., for the issuance of 8% convertible debentures in the aggregate amount of $400,000 and 290,909 common stock purchase warrants. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.355. The commission for the transaction was 8% ($32,000). The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

During the period ending March 31, 2002, we entered into securities purchase agreements with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debentures in the aggregate amount of $672,930. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. The commission for the transactions was 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

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

This Form 10-KSB/A includes forward-looking statements relating to the business of the Company. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.


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



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

   Report of Independent Accountants dated April 3, 2002............ Page 23
   Consolidated Balance Sheets as of December 31, 2001
   and 2000..........................................................Page 24
   Consolidated Statements of Operations, two years ended
   December 31, 2001.................................................Page 25
   Consolidated Statements of Cash Flows, two years ended
   December 31, 2001.................................................Page 26
   Consolidated Statements of Changes in Shareholders' Equity,
   two years ended December 31, 2001.................................Page 27
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

DATED: April 18, 2002
       --------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                     Date
        ---------                -----                     ----

BY:     /s/ Alan C. Bashforth   CEO/President              April 18, 2002
        ---------------------   Chairman of the Board
        Alan C. Bashforth       Secretary


BY:     /s/ Joy C. Hartman      CFO                        April 18, 2002
        ---------------------
        Joy C. Hartman

                          SCIENCE DYNAMICS CORPORATION


                    Index to Consolidated Financial Statements



Report of Independent Accountants dated April 3, 2002 .............Page 23

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

c) Convertible Notes Payable
In May 2001, we entered into a securities purchase agreement with three accredited investors for the issuance of 8% convertible debentures in the aggregate amount of $1,200,000 and 872,727 common stock purchase warrants. The maturity date of this debenture is May 2003. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.4339. The commission for the transaction was 8% ($96,000). The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, representing that they were capable of analyzing the merits and risks of their investment. In 2001 $168,060 plus interest of $1,909 was converted into 3,095,800 shares of the Company's common stock.

In August 2001, we entered into a securities purchase agreement with two accredited investors, for the issuance of 8% convertible debentures in the aggregate amount of $400,000 and 290,909 common stock purchase warrants. The maturity date of this debenture is August 2003. The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $.355. The commission for the transaction was 8% ($32,000). The offering of convertible debentures and warrants was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, representing that they were capable of analyzing the merits and risks of their investment.

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


12) Subsequent Events

During the period ending March 31, 2002, we entered into securities purchase agreements with one accredited investor, for the issuance of 8% convertible debentures in the aggregate amount of $672,930.
The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. The commission for the transactions was 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, representing that they were capable of analyzing the merits and risks of their investment.

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