Form 10QSB
period 2002-03-31
SCIENCE DYNAMICS CORP
filed 2002-05-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 2002
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


         05/13/2002    29,763,701 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2002        1
                 (unaudited)and December 31, 2001 (audited)

                 Consolidated Statements of Operations for three         2
                 months ended March 31, 2002 (unaudited) and three months ended March 31, 2001 (unaudited)

                 Consolidated Statements of Cash Flows for three         3
                 months ended March 31, 2002 (unaudited) and three months ended March 31, 2001 (unaudited)

                 Notes to Consolidated Financial Statements              4

         Item 2. Management's Discussion and Analysis of Financial       4 - 12
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       13

         Item 2. Changes in Securities                                   13

         Item 3. Defaults upon Senior Securities                         14

         Item 4. Submission of Matters to Vote of Security Holders       14

         Item 5. Other Information                                       14

         Item 6. Exhibits and Reports                                    14

         Item 7. Signatures                                              15

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                           March 31,            December 31,
                                                             2002                   2001
                                                           Unaudited              Audited
                                                           ---------              -------

Current assets:
   Cash and cash equivalents                           $   19,413              $   17,075
   Accounts receivable - trade                            160,796                  13,234
   Accounts receivable - other                             40,000                  60,721
   Inventories                                            253,044                 310,857
   Other current assets                                    78,896                 125,446
                                                       ----------               ---------
      Total current assets                                550,149                 527,333
                                                       ----------               ---------

Property and equipment, net                               736,175                 805,727

Deferred Financing costs                                  203,214                 154,268
Other assets                                               25,363                  25,363
                                                       ----------               ---------
      Total assets                                     $1,514,901              $1,512,691
                                                       ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligation         $   89,180              $   69,615
   Line of Credit                                          99,535                  99,535
   Customer Deposits                                      151,114                 289,368
   Short term loan payable                                203,000                 195,000
   Accounts payable                                       836,354                 800,460
   Accrued expenses                                       241,756                 152,151
                                                       ----------               ---------
      Total current liabilities                         1,620,939               1,606,129



Long Term liabilities:
Non current portion of capital lease obligation            39,233                  58,798
Convertible Debenture                                   1,586,676               1,431,949
                                                       ----------               ---------


      Total liabilities                                $3,246,848              $3,096,876
                                                       ----------               ---------

Commitments

Shareholders' equity (deficit)
   Common stock - .01 par value,
      45,000,000 shares authorized,
      29,889,501 and 20,879,501 issued
      29,763,701 and 20,753,701 outstanding
      in 2002 and 2001 respectively.                      298,895                 208,795
   Additional paid-in capital                          15,216,380              14,681,858
   (Deficit)                                          (16,849,389)            (16,077,005)
                                                       ----------               ---------
                                                       (1,334,114)             (1,186,352)
   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity (deficit)                (1,731,947)             (1,584,185)
                                                       ----------               ---------
   Total liabilities and shareholders'
    Equity                                             $1,514,901              $1,512,691
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                       Three Months Ended March 31
                                                   2002                             2001
                                                   ----                             ----

 NET SALES                                   $  469,797                       $  194,113
                                             ----------                       ----------


Operating costs and expenses:

      Cost of sales                             184,805                          136,847
      Research and development                  257,732                          420,522
      Selling, general
          and administrative                    622,325                          901,217
                                             ----------                       ----------

                                              1,064,862                        1,458,586
                                             ----------                       ----------

Operating (Loss)                               (595,065)                      (1,264,473)

Other income (expenses):
   Interest Income                                    -                            4,638
   Interest Expense                             (33,626)                               -
   Finance Expense                             (143,694)                               -
                                             ----------                       ----------

Net (Loss)                                  $  (772,385)                     $(1,259,835)
                                             ==========                       ==========



Net(Loss)per common share
  basic and diluted                         $     (0.03)                     $     (0.07)
                                             ==========                       ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                             Three Months Ended March 31
                                                             2002                   2001
                                                             ----                   ----
Cash flows from operating activities:
   Net (Loss)                                           $  (772,385)         $(1,259,835)
                                                        -----------          -----------

Adjustments to reconcile net (loss) to
 net cash used for
 operating activities:
   Depreciation                                              83,007               62,363
   Interest expense non cash                                116,470                    -
   Amortization of capitalized software                           -               75,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                    (147,562)               9,911
    Other receivable                                         20,721              (13,060)
    Inventories                                              57,813                4,156
    Other current assets                                     48,550              (18,887)
   Decrease in:
     Accounts Payable and
       accrued expenses                                     125,498               84,085
       customer deposits                                   (138,254)                   -
                                                        -----------          -----------

Total adjustments                                           166,243              203,568
                                                        -----------          -----------

 Net cash used for
  operating activities                                     (606,142)          (1,056,267)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                   (13,455)             (69,247)
                                                        -----------          -----------

   Net cash used in investing activities                    (13,455)             (69,247)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease)in
  Issuance of Convertible Debt                              613,935                    -
  Short term loan Payable                                     8,000                    -
  Payment on capitalized lease                                    -              (18,001)
                                                        -----------          -----------

   Net cash provided
    by financing activities                                 621,935              (18,001)
                                                        -----------          -----------

Net increase (decrease) in
 cash and cash equivalents                                    2,338           (1,143,515)

Cash and cash equivalents -
 beginning of period                                         17,075            1,351,641
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                               19,413              208,126


    The accompanying notes are an integral part of these consolidated financial statements.


               SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
Item 1.

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

        These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

        Income per share
        ----------------

        Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 AND FOR THE THREE MONTHS ENDED MARCH 31, 2001.

        Business Overview
        -----------------

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

Science Dynamics Corporation (SciDyn) reacted to this unforeseen economic slowdown over the last three months by retrenching and refocusing efforts in both the product development and marketing teams to strengthen our position in the area of inmate call control. The Commander call control system is our principal product for the inmate-calling marketplace. Conscious of the reduction in capital asset spending, SciDyn has initiated an alternative to a capital outlay by offering various pricing options to our customers such as Transaction Based Pricing in which the Company will derive revenue on a per call basis.

SciDyn has been developing the necessary back-office operation systems necessary to provide the complete offering required by many inmate call control companies in today's market. Back-office services include Billed Number Screening (BNS), billing data collection, and customer support. Our system design incorporates various protocols allowing connections of both SciDyn's products as well as connections to our competitors' products. Additional services will be introduced over time to increase the value add to our customers. Typically, these back-office services are charged on a monthly or transaction basis and apply to calls made through Commander platforms installed in the field. This introduces a new revenue producing operation that can extend the value of a typical system beyond the initial equipment sale to a potential three to five year revenue source.

During January 2002, Alan Bashforth evaluated the current business opportunities and as a result SciDyn implemented overhead reductions. The focus was to concentrate on all potential revenue opportunities and eliminate those that could not produce revenue in the short term. SciDyn undertook decisive steps to restructure the company's business and reduce our cost structure. SciDyn executed a reduction in force which affected all areas of SciDyn including upper management, sales and engineering, specifically the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was deemed to have a long-term sales cycle with no short-term revenue opportunity.

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

SciDyn expects operating losses and negative cash flow for the foreseeable future as we must obtain orders, introduce additional services and create optional procurement methods. We believe that increasing our revenues will depend in large part on our ability to offer products that are attractive to our customers, increase customer awareness of our product offerings by developing effective marketing and promotional activities and develop strategic relationships.

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

In 2001, SciDyn produced several major software releases and updates for the Commander products that were in keeping with inmate market trends and current customer requests. Many key enhancements and software additions have been introduced to SciDyn's solution suite. One addition is DebitCall, a pre-paid debit calling system that is integrated with the Commander call control system. Another addition is Live Monitoring. Live Monitoring allows for real-time monitoring of all inmate telephone activity. Innovative voice streaming technology delivers audio monitoring to PC speakers with the ease of Point, Click & Listen functionality. Additionally, integration with several industry leading recording devices has been provided.

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


Product Develpoment

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

Three Months ended March 31, 2002 (unaudited) compared to the Three Months ended March 31, 2001 (unaudited).


                                                    Three Months Ended
                                                         March 31,
                                                   2002            2001
                                                   ----            ----

           Sales                                  469,797         194,113

           Net (Loss)                            (772,385)     (1,259,835)

           Net (Loss) Per Share                    $(0.03)         $(0.07)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2002        2001         2002      2001
                                      ----        ----         ----      ----

          Cost of Goods Sold        184,805    136,847           39%      70%

          Research & Development    257,732     420,522          55%     217%

          Sales, General & Admin    622,325     901,217         133%     464%

          Total Operating Costs
          and Expenses           $1,064,862  $1,458,586         227%     751%



Sales for the three months ended March 31, 2002 were $469,797 an increase of $275,684 from sales of $194,113 for the three months ended March 31, 2001. The Company's revenue in 2002 was predominantly derived from the Commander Product Line with sales of the VFX Product Line progressively increasing. The sales results in the first quarter of 2001 were the result of the loss of the Cascadent contract.

Cost of Goods sold increased to $ 184,805 in the three months ended
March 31, 2002 from $136,847 in the corresponding three months ended
March 31, 2001. The increase in the cost of goods sold was directly related to the increase in sales revenue. The percentage decrease of cost of good sold as a percentage of sales was due to the increase in sales and improved margins on the Commander and VFX product lines.

Research & Development expenses decreased to $257,732 in the three months ended March 31, 2002 as compared to $420,522 in the comparable three months ended March 31, 2001. The decrease in research and development expenses during the first three months of 2002 was due to the reduction in the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was long term and the Company had to reduce its expenses to survive in this very difficult market place. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena to enable the Company to take advantage of opportunities resulting from the expected direction of technology.

Sales, General & Administrative expenses decreased to $622,325 in the three months ended March 31, 2002, compared to $901,217 in the three months ended March 31, 2001. The decrease is related to a reduction in force and other cost saving initiatives that were implemented during the quarter ending March 31,2002.

Interest Expense is interest paid and accrued on the Convertible Notes, the line of credit and the interest due for the loans from the two stockholders.

Finance Expense in the first three months ended March 31, 2002 was $143,694. The finance expense includes $116,470 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued between February 6, 2002 and April 1, 2002. The finance expense also includes the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $116,470, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $19,413 for the three months ended March 31, 2002 from $208,126 at March 31, 2001. Net cash used for operating activities was $606,142 during the three months ended March 31, 2002 compared to $1,056,267 in the corresponding three months ended
March 31, 2001.

Net cash used in investing activities was $13,455 for the three months ended March 31, 2002 compared to $69,247 in the corresponding three months ended March 31, 2001. This decrease was primarily attributable to a reduction in capital expenditures.

Net cash provided by financing activities in the three months ended March 31, 2002 amounted to $621,935. This compares to $18,001 in the corresponding three months ended March 31, 2001. Cash used in financing activities in the previous period represented payments on capital lease obligations.

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our capital needs primarily through issuance of convertible debentures. Our liabilities consist of over extended accounts payable and we attempt to negotiate payment arrangements with our vendors. The short-term loan payable is loans from two stockholders. Initial discussions are in process to exchange debt for equity. The bank line of credit is due for renewal in June and a meeting will be arranged to discuss the continuance of the line of credit. The Company cannot guarantee that any of these discussions will be successful. If we are unable to negotiate with our vendors, the stockholders and the bank, our business may well be severely affected. Equipment against the customer deposits have been shipped and the remainder is anticipated to be completed in the second quarter.

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

Our failure to develop strategic relationships could inhibit our ability to grow. We believe that, in order to market our technology, we need to enter into strategic relationships and business ventures to develop commercial applications of our technology directed at other vertical markets. We intend to concentrate on identifying preliminary prospective business opportunities, which may be brought to our attention through present affiliations and relationships. We do not presently have any agreements relating to strategic relationships, we may never enter into such agreements, and our failure to develop such relationships could impair our ability to grow.

We may be unable to respond to the rapid technological changes in our industry. Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize the telecom and telecommunications industries. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features and reliability of our services, particularly with respect to other companies.

The sales revenue shortfall has greatly impacted cash on hand. SciDyn's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated cash requirements for the next twelve months we must increase sales to provide cash flow from operations. We have reduced our expenses and continue to investigate further cost cutting initiatives. However, SciDyn does not have sufficient cash on hand to continue its operations without successfully raising additional funds to implement the business plan. The inability to generate sufficient cash from operations or to obtain the required additional funds could require SciDyn to reduce or curtail operations.
While negotiations are underway to secure additional funds SciDyn cannot guarantee that such negotiations will be successful.


Forward Looking Statements
--------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-QSB includes forward-looking statements relating to the business of SciDyn. Forward-looking statements contained herein or in other statements made by SciDyn are made based on management's expectations and beliefs concerning future events impacting SciDyn and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.

PART II. OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
---------------------------------------------

Item 1.  Legal Proceedings

         No material developments

Item 2.  Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us for the period ending March 31, 2002 that were not registered under the Securities
Act of 1933, as amended, all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

Private Placements of Common Stock and Warrants for Cash

None.

Sales of Debt and Warrants for Cash

From January 1, 2002 to April 1, 2002, we entered into securities purchase agreements with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debentures in the aggregate amount of $662,880.

               Date                 Conv Notes
            -------------------------------------
             2/6/2002              $  50,000
             2/8/2002              $  94,000
            2/13/2002              $  30,000
            2/20/2002              $ 131,500
            3/25/2002              $ 147,380
            3/27/2002              $  98,800
            3/28/2002              $  75,250
             4/1/2002              $  35,950

             Total 2002:           $ 662,880
            -------------------------------------

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

Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports

None

Item 7. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION



BY:    /s/ Alan C. Bashforth
       ---------------------
       CEO/President

DATED: May 14 2002
       --------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                     Date
        ---------                -----                     ----

BY:     /s/ Alan C. Bashforth   CEO/President              May 14, 2002
        ---------------------   Chairman of the Board
        Alan C. Bashforth       Secretary


BY:     /s/ Joy C. Hartman      CFO                        May 14, 2002
        ---------------------
        Joy C. Hartman