Form 10QSB
period 2002-06-30
SCIENCE DYNAMICS CORP
filed 2002-08-12
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2002
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


         08/09/2002    40,783,590 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 (unaudited)     1
         and December 31, 2001 (audited)

         Consolidated Statements of Operations for the six months        2
         and three months ended June 30, 2002 (unaudited) and the six and three months ended June 30, 2001 (unaudited)

         Consolidated Statements of Cash Flows for six months            3
         ended June 30, 2002 (unaudited) and for the six months ended June 30, 2001 (unaudited)

         Notes to Consolidated Financial Statements                      4

         Item 2. Management's Discussion and Analysis of Financial       4 - 12
                 Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       15

         Item 2. Changes in Securities                                   15

         Item 3. Defaults upon Senior Securities                         16

         Item 4. Submission of Matters to Vote of Security Holders       16

         Item 5. Other Information                                       16

         Item 6. Exhibits and Reports                                    16

         Item 7. Signatures                                              17

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                            June 30,            December 31,
                                                             2002                   2001
                                                           Unaudited              Audited
                                                           ---------              -------

Current assets:
   Cash and cash equivalents                           $   13,073              $   17,075
   Accounts receivable - trade                             49 352                  13,234
   Accounts receivable - other                                  -                  60,721
   Inventories                                            208,083                 310,857
   Other current assets                                    26,823                 125,446
                                                       ----------               ---------
      Total current assets                                297,331                 527,333
                                                       ----------               ---------

Property and equipment, net                               784,180                 805,727

Deferred Financing costs                                  183,050                 154,268
Other assets                                               25,363                  25,363
                                                       ----------               ---------
      Total assets                                     $1,289,924              $1,512,691
                                                       ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligation         $  107,899              $   69,615
   Bank Note                                               33,180                  99,535
   Customer Deposits                                      169,201                 289,368
   Short term loan payable                                213,776                 195,000
   Accounts payable                                     1,004,167                 800,460
   Accrued expenses                                       303,462                 152,151
                                                       ----------               ---------
      Total current liabilities                         1,831,685               1,606,129



Long Term liabilities:
Non current portion of bank note                           66,355                       -
Non current portion of capital lease obligation            20,514                  58,798
Convertible Debenture                                   1,651,367               1,431,949
                                                       ----------               ---------


      Total liabilities                                $3,569,921              $3,096,876
                                                       ----------               ---------

Commitments

Shareholders' equity (deficit)
   Common stock - .01 par value,
      45,000,000 shares authorized,
      31,188,592 and 20,879,501 issued
      31,062,792 and 20,753,701 outstanding
      in 2002 and 2001 respectively.                      311,886                 208,795
   Additional paid-in capital                          15,277,447              14,681,858
   (Deficit)                                          (17,471,497)            (16,077,005)
                                                       ----------               ---------
                                                       (1,882,164)             (1,186,352)
   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity (deficit)                (2,279,997)             (1,584,185)
                                                       ----------               ---------
   Total liabilities and shareholders'
    Equity                                             $1,289,924              $1,512,691
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                    Six Months Ended                Three Months Ended
                                                         June 30                          June 30,
                                                   2002          2001                2002          2001
                                                   ----          ----                ----          ----

 NET SALES                                   $  655,878          $  372,614      $  186,081        $  178,501
                                             ----------          ----------      ----------        ----------


Operating costs and expenses:

      Cost of sales                             276,642             288,526          91,838           151,679
      Research and development                  423,071             754,790         165,339           334,268
      Selling, general
          and administrative                  1,089,126           1,839,340         466,801           938,123
                                             ----------          ----------      ----------        ----------

                                              1,788,839           2,882,656         723,978         1,424,070
                                             ----------          ----------      ----------        ----------

Operating (loss)                             (1,132,961)         (2,510,042)       (537,897)       (1,245,569)

Other income (expenses):
   Interest Expense                             (70,328)              4,638         (36,702)            4,638
   Finance Expense                             (191,204)           (230,524)        (47,511)         (230,524)
                                             ----------          ----------      ----------        ----------

Net (loss)                                  $(1,394,493)        $(2,735,928)      $(622,110)      $(1,471,455)
                                             ==========          ==========        ========        ==========



Net(loss)per common share
  basic and diluted                         $     (0.05)        $     (0.15)      $   (0.02)      $     (0.08)
                                             ==========          ==========        ========        ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                             Six Months Ended June 30
                                                             2002                   2001
                                                             ----                   ----
Cash flows from operating activities:
   Net (loss)                                           $(1,394,493)         $(2,735,928)
                                                        -----------          -----------

Adjustments to reconcile net (loss) to
 net cash used for
 operating activities:
   Depreciation                                             155,002              140,231
   Financing expense non cash                               191,204              212,524
   Amortization of intangible assets                              -              150,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     (36,118)             (11,731)
    Other receivable                                         60,721                2,954
    Inventories                                             102,774                8,983
    Other current assets                                     98,623               17,004
   Increase (Decrease) in:
     Accounts Payable and
       accrued expenses                                     355,018              174,829
       customer deposits                                   (120,167)                   -
                                                        -----------          -----------

Total adjustments                                           807,057              694,794
                                                        -----------          -----------

 Net cash used for
  operating activities                                     (587,436)          (2,041,134)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                  (133,455)            (109,176)
                                                        -----------          -----------

   Net cash used in investing activities                   (133,455)            (109,176)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease)in
  Issuance of Convertible Debt                              698,113            1,018,710
  Short term loan Payable                                    18,776                    -
  Payment on capitalized lease                                    -              (32,267)
                                                        -----------          -----------

   Net cash provided
    by financing activities                                 716,889              986,443
                                                        -----------          -----------

Net increase (decrease) in
 cash and cash equivalents                                   (4,003)          (1,163,867)

Cash and cash equivalents -
 beginning of period                                         17,075            1,351,641
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                           $   13,073          $   187,774


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2002 AND FOR THE THREE MONTHS ENDED JUNE 30, 2002.

Business Overview
-----------------

Science Dynamics made significant efforts in the past twelve months to react to the tremendous slowdown in the global communications market. The focus was to concentrate on all potential revenue opportunities and eliminate those that could not produce revenue in the short-term. This resulted in drastic reductions in the workforce especially in the area of Voice over Internet technologies. The sales revenue potential of the IP product line was deemed to have a long-term sales cycle with no short-term revenue opportunity.
Unforeseen was the continued decline in the telecom market combined with the step response to critical failures in major telecom industry giants. This has set in motion an uncertain future for this sector along with predictable reductions in capital spending.

These reductions along with refocused efforts on core business markets helped sustain SciDyn during the early portion of 2002. SciDyn set in motion an early effort to enter new avenues for sustained revenue during this period of reduced capital spending. These include new sales models for the Commander Call Control System including lease and transaction based offerings. These new financing options have opened the door to allow many vendors access to the Commander product line. In addition to forging new customer relationships, many of the traditional SciDyn customers such as the major long distance and local exchange carriers, are exploring how these financing options allow them to continue to improve operational costs in an increasingly competitive market without the up-front capital expenditure.

New SciDyn revenue initiatives included the launching of an operations center to provide value-added enhancements to key industry services. These services focus on the needs of the corrections market and extend the value of a typical equipment sale into a multi-year contract for transaction-based services. The operations center is now in full production mode and the initial invoicing commenced during the latter part of June.

SciDyn is also exploring other established markets that are considered more viable in the short term following the telecom disruption currently facing the industry. One such market is the pre-paid and debit calling card industry. SciDyn is embracing this industry by offering a new entry-level product for pre-paid and debit card carriers. The new product known as MinuteMan offers advanced pre-paid services comparable with many of the legacy systems on the market today at a price that is targeted at allowing providers the chance to transition from a pure resale mode into the first step of creating a network infrastructure.

Over the past year, several new software releases have been produced for the Commander I and II models that have repositioned the product for a greater segment of the inmate call control market. This has opened the door to allow the Commander product to fill the needs of all service providers, both large and small. Heretofore, the Commander product was designed solely for the needs of the large Local Exchange Carrier (LEC) customers.

SciDyn has recently engaged several nascent independent inmate call control service providers that are now competing equitably with LECs. These smaller companies are winning contracts on the merits, strength and reputation of the Commander platform.

SciDyn continues to embrace the benefits and competitive advantages that a converged voice/data network holds for communications carriers in many market sectors. As such, SciDyn will continue to maintain a forward pace in the development of integrated voice over data technology.

SciDyn expects operating losses and negative cash flow for the foreseeable future, as we must obtain orders, continue to introduce additional services and offer optional procurement methods. We believe that increasing our revenues will depend in large part on our ability to offer products that are attractive to our customers, increase customer awareness of our product offerings by developing effective marketing and promotional activities and developing strategic relationships.

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

The Commander I models are designed for the small to midsize municipal and county correctional facilities requiring control for up to 40 inmate telephone lines. The Commander I base system provides telephone control for 4 lines and can be expanded in 4 line increments. This modular design provides a cost effective solution with an abundance of inmate phone control features.

Commander call control systems are supported by an integrated array of administrative and investigative programs that provide a management solution suite. All programs interact in real-time with Commander calls and databases via an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

Commander provides state of the art call control and some of the first tools targeted at investigation and law enforcement in the inmate telephone control industry. The Commander Live Monitoring, Debit and, Recording continue to be some of the leading features required within the industry today.

The latest software release for Commander enhances the debit capability of the product by providing an extensive pre-paid card system. The new DebitCard feature set provides flexible capability in card creation and management. DebitCard supports specialized tariffs and call timing. By being totally integrated with the Commander, no external network facility is necessary. This provides complete control and security when using pre-paid cards. None of the Commander call control functions are jeopardized when a pre-paid card is used.

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

Also in development is the integration of new biometric technology interfaces to the Commander. Biometric technology is fast becoming a realistic tool for increasing system security at many levels. SciDyn and the Commander product will lead the industry with practical and effective biometric solutions.

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

IP Telephony

One of the impacts of IP Telephony has been that of driving the convergence of the IT and telecom markets. This together with the dramatic over capacity in the bandwidth market place and the corresponding reduction of demand in the IP telephony and networking product has meant that Scidyn has taken the decision not to compete directly against the large manufactures of such equipment. SciDyn's modular approach to the design of these "next generation" has positioned it well to now focus on adding value and driving toward the promise of enhanced functionality that these converged network can ultimately provide. Building on it's core BubbleLINK(R) technology the company is continuing to develop products, concepts and services that will bring such enhanced value added propositions to those systems provided by the larger suppliers of networking equipment.

The SciDyn modular architecture permits our customers to add new product and service features without significant cost or development time. Based on publicly available data provided by large telecommunications service providers, we believe our modular architecture enables the provision of new and existing communications services at a lower cost than the provision of communications services by traditional telephone companies. The IP Integrator gateway product line addresses the various market segments. The IntegratorC-2100(R) Series focus is corporate enterprises, the IntegratorC-2300(R) Series focus is large ISPs and Telco Carriers and the IntergratorC-2500(R) Series focus is intended to address the needs of PTT/Telco Carriers.

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

Due to the slowdown of Internet Telephony networks, development efforts in this area have been re-directed to align with areas in which Internet telephony has managed to sustain growth. Specifically the enterprise marketplace including IP-PBX and inter-office gateway applications. SciDyn is exploring this market and developing technology to supplement these applications. SciDyn expects to make new product announcements in this area later this year or in early 2003.

MinuteMan

The MinuteMan product, built on SciDyn's core BubbleLINK(R) technology, is a complete turnkey system providing all aspects of a pre-paid and debit card platform. MinuteMan provides PSTN interface, card databases, IVR and SMDR collection. The MinuteMan is ideal for smaller pre-paid card vendors that want to break free from the resale only mode of the card business. MinuteMan is also the ideal front end for VoIP carriers that are looking to complete their offerings for low cost international traffic. Most VoIP Gateways do not offer a robust solution for pre-paid calling. Most of these carriers have been forced to purchase or lease expensive adjunct systems to integrate pre-paid solutions into their VoIP networks. The MinuteMan provides all of the necessary functions to convert an existing VoIP toll bypass network into a full-featured international pre-paid network.


Voice Response System

SciDyn's Voice Response System (VRS) is an automatic intercept product designed to provide a cost-effective solution for implementing announcement capabilities at the central office location. This non-BubbleLINK(R) product has reached its mature stage of the product life cycle and has been discontinued. A base line revenue stream will be generated from support of this product.

SciDyn maintains a small but steady revenue from the maintenance of VRS and VRI platforms. There are currently several hundred of these systems still actively installed and operational. SciDyn is currently investigating the need to provide a technology upgrade to customers using these traditional platforms.

Product Development

New applications are also being investigated within our product development team. We believe that new vertical markets exist and can be penetrated with ongoing platform enhancements. We believe that the robust capabilities of our current technology along with the ability to integrate a voice over packet interface can combine traditional network systems with new market requirements.

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

SciDyn continues to refine its core BubbleLINK(R) software architecture. This software architecture provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the BubbleLINK(R) architecture supports existing Company products such as the Commander family of inmate products, the MinuteMan pre-paid card system, and the IntegratorC-2000(R) Series of IP Telephony gateway products. Management believes that the product design strategy will keep SciDyn competitive in the changing communications marketplace.

Video over Frame Relay

In 1997, SciDyn launched its new way to carry video conferencing. The VFX-250S is a hardware-based Frame Relay Access Device (FRAD) designed to carry video streams through the frame relay network. As the largest data network protocol in the world, frame relay seemed an obvious choice for adding video connectivity to its wide complement of features.

SciDyn continues to market the VFX-250S products in markets where ISDN and leased-line services are not available or are cost prohibitive. As Frame Relay becomes more prolific, so does the need for value added services to maximize the efficiency of the network.

In June, a contract was signed with Mercury Corporation for exclusive rights to distribute the VFX within Korea. The first systems have been shipped and are current undergoing the approval process in Korea. We have had additional sales in Germany, China, Mexico, Brazil, Peru and Canada, extending the reach of the VFX across six continents. We expect continued sales from these opportunities to proceed steadily throughout the year.


Error Correction Algorithm

In 1999, SciDyn acquired the "Error Detection and Correction System for Use with Address Translation Memory Controller" patent, in exchange for 172,029 shares of common stock then valued at $100,000. Such a patent provides the Company with the ability to embed in certain technology an error correction method that should substantially reduce data transmission errors. This correction device (FEC) is designed to reduce costly retransmission and can be utilized across various data transport mediums.

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

We intended to make the patent available to others on a royalty basis. SciDyn has explored the use of its FEC patent with several entities during the past few years. We have continually been advised that the prime difficulty of incorporating this new method of Error Correction is that it is so different in approach and incompatible with the long used Reed-Solomon Error correction system. It is difficult to supplant Reed-Solomon, particularly in today's Telecom environment. In spite of the advantages of lower cost, smaller footprint because of fewer components, and the inherent better correction performance, uprooting R-S would be a major undertaking. The SciDyn FEC must be at both ends of the data stream. This, in turn, means that only new installations are candidates for the Company's system.

To date a suitable entity has not been identified to exploit this new technology in the near term. SciDyn's near term strategy and capital priorities preclude it from investing additional time and funds into exploiting this patent independently. As stated in previous reports its carrying value of $89,700 has been written off. SciDyn believes that the underlying patent may still have practical applications.

RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Six Months ended June 30, 2002 (unaudited) compared to the Six
Months ended June 30, 2001 (unaudited).


                                                     Six Months Ended
                                                         June 30,
                                                   2002            2001
                                                   ----            ----

           Sales                                 $655,878        $372,614

           Net (Loss)                          (1,394,493)     (2,735,928)

           Net (Loss) Per Share                    $(0.05)         $(0.15)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2002        2001         2002      2001
                                      ----        ----         ----      ----

          Cost of Goods Sold     $  276,642  $ 288,526           42%      77%

          Research & Development    423,071     754,790          65%     203%

          Sales, General & Admin  1,089,126   1,839,340         166%     494%

          Total Operating Costs
          and Expenses           $1,788,839  $2,882,656         273%     774%


Sales for the six months ended June 30, 2002 were $655,878 an increase of $283,264 from sales of $372,614 for the six months ended June 30, 2001. Our revenue in 2002 was predominantly derived from the Commander Product Line with sales of the VFX Product Line progressively increasing. The sales results in the six months ended June 2001 were the result of the loss of the Cascadent contract.

Cost of Goods Sold decreased to $276,642 in the six months ended June 30, 2002 from $288,526 in the corresponding six months ended June 30, 2001. The decrease in the cost of goods sold was related to the decrease in overhead. The percentage decrease of cost of goods sold as a percentage of sales was due to the increase in sales and improved margins on the Commander and VFX product lines.

Research & Development expenses decreased to $423,071 in the six months ended June 30, 2002 as compared to $754,790 in the comparable six months ended June 30, 2001. The decrease in research and development expenses during the first six months of 2002 was due to the reduction in the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was long term and we had to reduce our expenses to survive in this very difficult market place. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.

One such market is the pre-paid and debit calling card industry.   In June,
we introduced the MinuteMan Calling Card/Billing System, which is described above in the product section.

Sales, General & Administrative expenses decreased to $1,089,126 in the six months ended June 30, 2002, compared to $1,839,340 in the six months ended June 30, 2001. The decrease is related to a reduction in force and other cost saving initiatives.

Interest Expense in the first six months ended June 30, 2002 is interest accrued on our convertible notes, paid on the line of credit and the interest due for the loans from two stockholders.

Finance Expense in the first six months ended June 30, 2002 was $191,204. The finance expense includes $135,176 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued between February 6, 2002 and June 20, 2002. The finance expense also includes the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $135,176, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.


RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.


Three Months ended June 30, 2002 (unaudited) compared to the Three Months ended June 30, 2001 (unaudited).

                                                    Three Months Ended
                                                         June 30,
                                                   2002            2001
                                                   ----            ----

           Sales                                 $186,081        $178,501

           Net (Loss)                            (622,110)     (1,471,455)

           Net (Loss) Per Share                    $(0.02)         $(0.08)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2002        2001         2002      2001
                                      ----        ----         ----      ----

          Cost of Goods Sold     $   91,838  $ 151,679           49%      85%

          Research & Development    165,339     334,268          89%     187%

          Sales, General & Admin    466,801     938,123         251%     526%

          Total Operating Costs
          and Expenses           $  723,978  $1,424,070         389%     798%

Sales for the three months ended June 30, 2002 were $186,081 an increase of $7,580 from sales of $178,501 for the three months ended June 30, 2001. Our revenue in the three months ended June 2002 was predominantly derived from the Commander Product Line with sales of the VFX Product Line progressively
increasing.   Contributing factors to the sales performance in the second quarter ended June 30, 2002 were the overall reduction in capital spending for products and services in the telecom industry and the continued economic downturn. The sales results in the second quarter of 2001 were due to a combination of the slowdown in telecommunications spending and the loss of the Cascadent contract.

Cost of Goods Sold decreased to $91,838 in the three months ended June 30, 2002 from $151,679 in the corresponding three months ended June 30, 2001. The decrease in the cost of goods sold was related to the decrease in overhead. The percentage decrease of cost of goods sold as a percentage of sales was due to the increase in sales and improved margins on the Commander and VFX product lines.

Research & Development expenses decreased to $165,339 in the three months ended June 30, 2002 as compared to $334,268 in the comparable three months ended June 30, 2001. The decrease in research and development expenses during the three months ended June 2002 was due to the reduction in the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was long term and we had to reduce our expenses to survive in this very difficult market place. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products, updating existing products in the communications arena, which will enable us to explore other established markets. The MinuteMan Calling Card/Billing System, which is described above in the product section, was introduced in June to address the pre-paid and debit calling card industry.


Sales, General & Administrative expenses decreased to $466,801 in the three months ended June 30, 2002, compared to $938,123 in the three months ended June 30, 2001. The decrease is related to a reduction in force and other cost saving initiatives that were implemented.


Interest Expense is interest accrued on our convertible notes, paid on the line of credit and the interest due for the loans from the two stockholders.


Finance Expense in the three months ended June 30, 2002 was $47,511. The finance expense includes $18,706 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible note issued on June 20, 2002. The finance expense also includes the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $18,706, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------


Cash and cash equivalents decreased to $13,073 for the six months ended June 30, 2002 from $17,075 at December 21, 2001. Net cash used for operating activities was $587,436 during the six months ended June 30, 2002 compared to $2,041,134 in the corresponding six months ended June 30, 2001.

Net cash used in investing activities was $133,455 for the six months ended June 30, 2002 compared to $109,176 in the corresponding six months ended June 30, 2001.

Net cash provided by financing activities in the six months ended June 30, 2002 amounted to $716,889. This compares to $986,443 in the corresponding six months ended June 30, 2001.

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our capital needs primarily through
issuance of convertible debentures and equity financing.   Our liabilities
consist of over extended accounts payable, arrearages to the landlord and we
are in default on the capital lease obligation.   We are attempting to
negotiate payment arrangements with our vendors, landlord and an alternate arrangement with the leasing company. We cannot guarantee that any of these
discussions will be successful.   If we are unable to obtain successful
negotiations, our business may well be severely affected.

The short-term loan payable consists of loans from two stockholders. One stockholder has agreed to exchange debt for equity and the other stockholder
is taking it under advisement.     The equipment against the customer
deposits have not been shipped to date as the customer has two delivered systems they have not yet deployed.

The bank line of credit has been converted to a Loan and shall be repaid over a term of three years during which we shall make equal monthly payments of $3,046.79 each, including interest, which for the purpose of maintaining level monthly payments has been calculated at the assumed rate of 6.25% per annum. Monthly payments shall commence on the tenth (10th) day of July 2002 and continue on the same day of each month thereafter during the term with a final payment to be due and payable on the tenth (10th) day of June 2005. This final payment shall consist of all unpaid principal and any interest which shall have accrued thereon.


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

The sales revenue shortfall has greatly impacted cash on hand. SciDyn's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated cash requirements for the next twelve months we must increase sales to provide cash flow from operations. We have reduced our expenses and continue to investigate further cost cutting initiatives. However, SciDyn does not have sufficient cash on hand to continue its operations without successfully raising additional funds to implement the business plan. The inability to generate sufficient cash from operations or to obtain the required additional funds could require SciDyn to reduce or curtail operations. While negotiations are underway to secure additional funds, SciDyn cannot guarantee that such negotiations will be successful.



Forward Looking Statements
--------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-QSB includes forward-looking statements relating to the business of SciDyn. Forward-looking statements contained herein or in other statements made by SciDyn are made based on management's expectations and beliefs concerning future events impacting SciDyn and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions

PART II. OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
---------------------------------------------

Item 1.  Legal Proceedings

         No material developments.

Item 2.  Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us for the period ending June 30, 2002 that were not registered under the Securities Act of 1933, as amended, (the "Securities Act") all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

Private Placements of Common Stock and Warrants for Cash

None.

Sales of Debt and Warrants for Cash

From January 1, 2002 to June 30, 2002, we entered into securities purchase agreements with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debentures in the aggregate amount of $768,880.

               Date                 Conv Notes
            -------------------------------------
             2/6/2002              $  50,000
             2/8/2002              $  94,000
            2/13/2002              $  30,000
            2/20/2002              $ 131,500
            3/25/2002              $ 147,380
            3/27/2002              $  98,800
            3/28/2002              $  75,250
             4/1/2002              $  35,950
            6/20/2002              $ 106,000


             Total 2002:           $ 768,880
            -------------------------------------

The debentures were convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. The commission for the transactions were 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

      Option Grants

      None.

      Issuances of Stock for Services or in Satisfaction of Obligations

      None.


Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports


(a) Exhibits.

Exhibit Number      Description
--------------      -----------

99.1 Certification of the Chief Executive Officer of Science Dynamics Corporation Pursuant to 18 U.S.C.
                    Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of Science Dynamics Corporation Pursuant to 18 U.S.C.
                    Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

Item 7. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


SCIENCE DYNAMICS CORPORATION



BY:    /s/ Alan C. Bashforth
       ---------------------
       CEO/President

DATED: August 12,2002
       --------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                     Date
        ---------                -----                     ----

BY:     /s/ Alan C. Bashforth   CEO/President              August 12, 2002
        ---------------------   Chairman of the Board      ---------------
        Alan C. Bashforth       Secretary


BY:     /s/ Joy C. Hartman      CFO                        August 12, 2002
        ---------------------                              ---------------
        Joy C. Hartman