Form 10QSB
period 2002-09-30
SCIENCE DYNAMICS CORP
filed 2002-11-13
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 2002
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

                                  22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


      2059 Springdale Road, Suite 100, Cherry Hill, New Jersey   08003
      ----------------------------------------------------------------
                (Address of principal executive offices)

                      (    856     )     424-0068
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


         11/12/2002    40,657,790 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 2002             1
         (unaudited) and December 31, 2001 (audited)

         Consolidated Statements of Operations for the nine months        2
         and three months ended September 30, 2002 (unaudited) and the nine and three months ended September 30, 2001 (unaudited)

         Consolidated Statements of Cash Flows for nine months
         ended September 30, 2002 (unaudited) and for the nine months
         ended September 30, 2001 (unaudited)                             3

         Notes to Consolidated Financial Statements                       4

 Item 2. Management's Discussion and Analysis of Financial Condition      5-14
         and Results of Operations

 Item 3. Controls and Procedures                                          14


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                        15

         Item 2. Changes in Securities                                    15

         Item 3. Defaults upon Senior Securities                          16

         Item 4. Submission of Matters to Vote of Security Holders        16

         Item 5. Other Information                                        16

         Item 6. Exhibits and Reports                                     17

         Item 7. Signatures                                               18

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                         September 30,          December 31,
                                                             2002                   2001
                                                           Unaudited              Audited
                                                           ---------              -------

Current assets:
   Cash and cash equivalents                           $   12,457              $   17,075
   Accounts receivable - trade                             66,903                  13,234
   Accounts receivable - other                                  -                  60,721
   Inventories                                            225,158                 310,857
   Other current assets                                    34,562                 125,446
                                                       ----------               ---------
      Total current assets                                339,080                 527,333
                                                       ----------               ---------

Property and equipment, net                               714,067                 805,727

Deferred Financing costs                                  159,268                 154,268
Other assets                                               25,363                  25,363
                                                       ----------               ---------
      Total assets                                     $1,237,778              $1,512,691
                                                       ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligation         $  128,413              $   69,615
   Bank Note                                               58,323                  99,535
   Customer Deposits                                      140,596                 289,368
   Short term loan payable                                158,000                 195,000
   Accounts payable                                     1,098,140                 800,460
   Accrued expenses                                       339,340                 152,151
                                                       ----------               ---------
      Total current liabilities                         1,922,812               1,606,129



Long Term liabilities:
Non current portion of bank note                           33,327                       -
Non current portion of capital lease obligation                 -                  58,798
Convertible Debenture                                   1,776,982               1,431,949
                                                       ----------               ---------


      Total liabilities                                $3,733,121              $3,096,876
                                                       ----------               ---------

Commitments

Shareholders' equity (deficit)
   Common stock - .01 par value,
      45,000,000 shares authorized,
      40,783,590 and 20,879,501 issued
      40,657,790 and 20,753,701 outstanding
      in 2002 and 2001 respectively.                      407,836                 208,795
   Additional paid-in capital                          15,536,398              14,681,858
   (Deficit)                                          (18,041,744)            (16,077,005)
                                                       ----------               ---------
                                                       (2,097,510)             (1,186,352)
   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity (deficit)                (2,495,343)             (1,584,185)
                                                       ----------               ---------
   Total liabilities and shareholders'
    Equity                                             $1,237,778              $1,512,691
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                   Nine Months Ended                Three Months Ended
                                                      September 30                      September 30,
                                                   2002          2001                2002          2001
                                                   ----          ----                ----          ----

 NET SALES                                   $  812,143          $  506,134      $  156,266        $  133,521
                                             ----------          ----------      ----------        ----------


Operating costs and expenses:

      Cost of sales                             357,611             381,509          80,969            92,983
      Research and development                  593,707           1,107,916         170,636           353,126
      Selling, general
          and administrative                  1,483,794           2,560,369         394,649           719,229
                                             ----------          ----------      ----------        ----------

                                              2,435,112           4,049,794         646,254         1,165,338
                                             ----------          ----------      ----------        ----------

Operating (loss)                             (1,622,969)         (3,543,660)       (489,988)       (1,031,817)

Other income (expenses):
   Sale of NJ NOL                                90,000                              90,000
   Interest Expense                            (120,577)           (253,986)        (50,250)          (28,100)
   Finance Expense                             (311,193)                           (119,989)                -
                                             ----------          ----------      ----------        ----------

Net (loss)                                  $(1,964,739)        $(3,797,646)      $(570,227)      $(1,059,917)
                                             ==========          ==========        ========        ==========



Net(loss)per common share
  basic and diluted                         $     (0.06)        $     (0.21)      $   (0.02)      $     (0.06)
                                             ==========          ==========        ========        ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                           Nine Months Ended September 30
                                                             2002                   2001
                                                             ----                   ----
Cash flows from operating activities:
   Net (loss)                                           $(1,964,739)         $(3,797,646)
                                                        -----------          -----------

Adjustments to reconcile net (loss) to
 net cash used for
 operating activities:
   Depreciation                                             255,115              189,453
   Financing expense non cash                               311,193              212,524
   Amortization of intangible assets                              -              225,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     (53,669)              38,566
    Other receivable                                         60,721                1,401
    Inventories                                              85,699             (157,573)
    Other current assets                                     90,884               (2,214)
   Increase (Decrease) in:
     Accounts Payable and
       accrued expenses                                     484,869              383,437
       customer deposits                                   (148,772)             420,200
                                                        -----------          -----------

Total adjustments                                         1,056,040            1,310,794
                                                        -----------          -----------

 Net cash used for
  operating activities                                     (908,699)          (2,486,852)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                  (133,455)            (120,062)
                                                        -----------          -----------

   Net cash used in investing activities                   (133,455)            (120,062)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease)in
  Line of Credit                                             (7,885)              97,741
  Issuance of Convertible Debt                            1,082,421            1,362,710
  Short term loan Payable                                   (37,000)                   -
  Payment on capitalized lease                                    -              (47,225)
                                                        -----------          -----------

   Net cash provided
    by financing activities                               1,037,536            1,413,226
                                                        -----------          -----------

Net increase (decrease) in
 cash and cash equivalents                                   (4,618)          (1,193,688)

Cash and cash equivalents -
 beginning of period                                         17,075            1,351,641
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                           $   12,457          $   157,953


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

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

New SciDyn revenue initiatives included the launching of an operations center to provide value-added enhancements to key industry services. These services focus on the needs of the corrections market and extend the value of a typical equipment sale into a multi-year contract for transaction-based services. The operations center is now in full production mode and the initial invoicing commenced during the latter part of June. In the first five months of operation the operations center has experienced a growth of 133% in daily transactions processed.

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

Commander provides state of the art call control and some of the first tools targeted at investigation and law enforcement in the inmate telephone control industry. The Commander Live Monitoring, Debit and Recording continue to be some of the leading features required within the industry today.

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

Development has begun on a new Commander system targeted at multi-facility centralized control. This solution will allow Inmate phone providers a method to bring all of the Commander features including the extensive call control, debit, and pre-paid solutions to the smallest facilities. This system provides an aggregated point of switching and control for the provider. This minimizes on-site equipment and maintenance costs. The Commander will still maintain per facility branding and rating without the need for dedicated switching equipment at the institution.

SciDyn continues to explore opportunities with the major telephone companies in providing the Commander inmate phone control system with call transaction (price per call) programs. Management believes that the recent and continued drive to develop new capabilities for the Commander will establish the Commander and SciDyn as the leader in inmate telephone control.

IP Telephony

One of the impacts of IP Telephony has been that of driving the convergence of the IT and telecom markets. This together with the dramatic over capacity in the bandwidth market place and the corresponding reduction of demand in the IP telephony and networking product has meant that Scidyn has taken the decision not to compete directly against the large manufacturers of such equipment. SciDyn's modular approach to the design of these "next generation" products has positioned it well to now focus on adding value and driving toward the promise of enhanced functionality that these converged networks can ultimately provide. Building on it's core BubbleLINK(R) technology the company is continuing to develop products, concepts and services that will bring such enhanced value added propositions to those systems provided by the larger suppliers of networking equipment.

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

SciDyn's IP Telephony products aim to enhance the new operators' abilities to combine the technologies of the new IP-based networks with the traditional feature-rich circuit networks without forfeiting the key functionality of IP network adaptability.

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

MinuteMan development is continuing based on requirements from customers and other industry trends. Enhancements to the original MinuteMan include expanded rating capabilities for specialized charges and dynamic rates. Initial installations of the MinuteMan are scheduled for completion before the end of this year.

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

In June, a contract was signed with Mercury Corporation for exclusive rights to distribute the VFX within Korea. The first systems have been shipped and are currently undergoing the approval process in Korea. We have had additional sales in Germany, China, Mexico, Brazil, Peru and Canada, extending the reach of the VFX across six continents. We expect continued sales from these opportunities to proceed steadily throughout the year.

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

We intended to make the patent available to others on a royalty basis. SciDyn has explored the use of its FEC patent with several entities during the past few years. We have continually been advised that the prime difficulty of incorporating this new method of Error Correction is that it is so different in approach and incompatible with the long used Reed-Solomon Error correction system. It is difficult to supplant Reed-Solomon, particularly in today's Telecom environment. In spite of the advantages of lower cost, smaller footprint, because of fewer components, and the inherent better correction performance, uprooting R-S would be a major undertaking. The SciDyn FEC must be at both ends of the data stream. This, in turn, means that only new installations are candidates for the Company's system.

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

Nine Months ended September 30, 2002 (unaudited) compared to the Nine Months ended September 30, 2001 (unaudited).


                                                     Nine Months Ended
                                                        September 30,
                                                   2002            2001
                                                   ----            ----

           Sales                                 $812,143        $506,134

           Net (Loss)                          (1,964,739)     (3,797,646)

           Net (Loss) Per Share                    $(0.06)         $(0.21)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2002        2001         2002      2001
                                      ----        ----         ----      ----

          Cost of Goods Sold     $  357,611   $ 381,509          44%      75%

          Research & Development    593,707   1,107,916          73%     219%

          Sales, General & Admin  1,483,794   2,560,369         183%     505%

          Total Operating Costs
          and Expenses           $2,435,112  $4,049,794         300%     799%



Sales for the nine months ended September 30, 2002 were $812,143 an increase of $306,009 from sales of $506,134 for the nine months ended September 30, 2001. Our revenue in 2002 was predominantly derived from the Commander Product Line with sales of the VFX Product Line.

Cost of Goods Sold decreased to $357,611 in the nine months ended September 30, 2002 from $381,509 in the corresponding nine months ended September 30, 2001. The decrease in the cost of goods sold was related to the decrease in overhead. The percentage decrease of cost of goods sold as a percentage of sales was due to the increase in sales and improved margins on the Commander and VFX product lines.

Research & Development expenses decreased to $593,707 in the nine months ended September 30, 2002 as compared to $1,107,916 in the comparable nine months ended September 30, 2001. The decrease in research and development expenses during the first nine months of 2002 was due to the reduction in the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was long term and we had to reduce our expenses to survive in this very difficult market place. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.
One such market is the pre-paid and debit calling card industry.   In June,
we introduced the MinuteMan Calling Card/Billing System, which is described above in the product section.

Sales, General & Administrative expenses decreased to $1,483,794 in the nine months ended September 30, 2002, compared to $2,560,369 in the nine months ended September 30, 2001. The decrease is related to a reduction in force and other cost saving initiatives.

Interest Expense in the first nine months ended September 30, 2002 is interest accrued on our convertible notes, paid on the line of credit and the interest due for the loans from two stockholders.

Finance Expense in the first nine months ended September 30, 2002 was $311,193. The finance expense includes $216,819 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued between February 6, 2002 and October 16, 2002. The finance expense also includes the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $216,819, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.


RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.


Three Months ended September 30, 2002 (unaudited) compared to the Three Months ended September 30, 2001 (unaudited).

                                                    Three Months Ended
                                                       September 30,
                                                   2002            2001
                                                   ----            ----

           Sales                                 $156,266        $133,521

           Net (Loss)                            (570,227)     (1,059,917)

           Net (Loss) Per Share                    $(0.02)         $(0.06)


                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2002        2001         2002      2001
                                      ----        ----         ----      ----

          Cost of Goods Sold     $   80,969  $  92,983           52%      70%

          Research & Development    170,636     353,126         109%     264%

          Sales, General & Admin    394,649     719,229         253%     539%

          Total Operating Costs
          and Expenses           $  646,254  $1,165,338         414%     873%

Sales for the three months ended September 30, 2002 were $156,266 an increase of $22,745 from sales of $133,521 for the three months ended September 30, 2001. Our revenue in the three months ended September 2002 was predominantly derived from the Commander Product Line with sales of the VFX
Product Line progressively increasing.   Contributing factors to the sales
performance in the third quarter ended September 30, 2002 were the overall reduction in capital spending for products and services in the telecom industry and the continued economic downturn. The sales results in the third quarter of 2001 were due to a combination of the slowdown in telecommunications spending and the loss of the Cascadent contract.

Cost of Goods Sold decreased to $80,969 in the three months ended September 30, 2002 from $92,983 in the corresponding three months ended September 30, 2001. The decrease in the cost of goods sold was related to the decrease in overhead. The percentage decrease of cost of goods sold as a percentage of sales was due to the increase in sales and improved margins on the Commander.

Research & Development expenses decreased to $170,636 in the three months ended September 30, 2002 as compared to $353,126 in the comparable three months ended September 30, 2001. The decrease in research and development expenses during the three months ended September 2002 was due to the reduction in the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was long term and we had to reduce our expenses to survive in this very difficult market place. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products, updating existing products in the communications arena, which will enable us to explore other established markets. The MinuteMan Calling Card/Billing System, which is described above in the product section, was introduced in June to address the pre-paid and debit calling card industry.


Sales, General & Administrative expenses decreased to $394,649 in the three months ended September 30, 2002, compared to $719,229 in the three months ended September 30, 2001. The decrease is related to a reduction in force and other cost saving initiatives that were implemented.


Interest Expense is interest accrued on our convertible notes, paid on the line of credit and the interest due for the loans from the two stockholders.


Finance Expense in the three months ended September 30, 2002 was $119,989. The finance expense includes $81,642 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible note issued between July 5, 2002 and October 16, 2002. The finance expense also includes the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $81,642, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $12,457 for the nine months ended September 30, 2002 from $17,075 at December 31, 2001. Net cash used for operating activities was $908,699 during the nine months ended September 30, 2002 compared to $2,486,852 in the corresponding nine months ended September 30, 2001.

Net cash used in investing activities was $133,455 for the nine months ended September 30, 2002 compared to $120,062 in the corresponding nine months ended September 30, 2001.

Net cash provided by financing activities in the nine months ended September 30, 2002 amounted to $1,037,536. This compares to $1,413,226 in the corresponding nine months ended September 30, 2001.

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

The short-term loan payable consists of loans from two stockholders. One stockholder has exchanged debt for equity. The equipment against the customer deposits have not been shipped to date as the customer has two delivered systems they have not yet deployed.

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

On August 21, 2002, we were notified by a note holder, Laurus Master Fund, Ltd., that we are in default on our notes because we do not have enough shares of common stock registered or authorized to convert such notes into shares of common stock if requested. Laurus Master Fund, Ltd. has orally indicated to us that it will not take action at this time and declare all sums under such notes due immediately if we increase our authorized common stock and file a registration statement covering the shares of common stock underlying all of the notes we issued to Laurus Master Fund, Ltd. In response to such request, we have filed a definitive proxy to increase our authorized common stock and plan on filing a registration statement to cover the shares of common stock underlying the Laurus notes by early December.


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



Item 3.	CONTROLS AND PROCEDURES.

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
---------------------------------------------

Item 1. Legal Proceedings

        No material developments.

Item 2. Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES

       The securities described below represent our securities sold by us for the period ending September 30, 2002 that were not registered under the Securities Act of 1933, as amended, (the "Securities Act") all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

       Private Placements of Common Stock and Warrants for Cash

       None.

       Sales of Debt and Warrants for Cash

       From January 1, 2002 to September 30, 2002, we entered into securities purchase agreements with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debentures in the aggregate amount of $1,164,853.


               Date                 Conv Notes
            -------------------------------------
             2/6/2002              $    50,000
             2/8/2002              $    94,000
            2/13/2002              $    30,000
            2/20/2002              $   131,500
            3/25/2002              $   147,380
            3/27/2002              $    98,800
            3/28/2002              $    75,250
             4/1/2002              $    35,950
            6/20/2002              $   106,000
             7/5/2002              $   105,000
            7/12/2002              $    40,000
            7/23/2002              $    45,000
            7/29/2002              $   100,000
             8/5/2002              $    56,000
             8/8/2002              $    49,973


             Total 2002:           $ 1,164,853
            -------------------------------------

       The debentures are convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. We paid a fund management fee of 8%. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under
       Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

       Option Grants

       None.

       Issuances of Stock for Services or in Satisfaction of Obligations

       None.


Item 3. Defaults Upon Senior Securities

        On August 21, 2002, we were notified by a note holder, Laurus Master Fund, Ltd., that we are in default on our notes because we do not have enough shares of common stock registered or authorized to convert such notes into shares of common stock if requested. Laurus Master Fund, Ltd. has orally indicated to us that it will not take action at this time and declare all sums under such notes due immediately if we increase our authorized common stock and file a registration statement covering the shares of common stock underlying all of the notes we issued to Laurus Master Fund, Ltd. In response to such request, we have filed a definitive proxy to increase our authorized common stock and plan on filing a registration statement to cover the shares of common stock underlying the Laurus notes by early December.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        On October 16, 2002, we entered into securities purchase agreement with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debenture in the amount of $66,667. The debenture is convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. We paid a fund management fee of 8%. In addition, we entered into a Security Agreement with Laurus Master Fund, Ltd, in order to secure all of our obligations to it. Pursuant to this Security Agreement, we granted a security interest in all of our assets, including the following: all accounts, inventory, equipment, goods, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter-of-credit right, and trademarks and trade styles.

        The offering of the convertible debenture was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

Item 6. Exhibits and Reports


(a)     Exhibits.
Exhibit Number           Description
--------------           -----------

10.1                     Security Agreement with Laurus Master Fund, Ltd.

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

(b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

Item 7. Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


SCIENCE DYNAMICS CORPORATION



BY:    /s/ Alan C. Bashforth
       ---------------------
       CEO/President

DATED: November 13,2002
       ----------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                     Date
        ---------                -----                     ----

BY:     /s/ Alan C. Bashforth   CEO/President              November 13, 2002
        ---------------------   Chairman of the Board      -----------------
        Alan C. Bashforth       Secretary


BY:     /s/ Joy C. Hartman      CFO                        November 13, 2002
        ---------------------                              -----------------
        Joy C. Hartman

                                 CERTIFICATION

    I, Alan C. Bashforth, CEO and President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Science Dynamics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/Alan C. Bashforth, CEO and President
Alan C. Bashforth, CEO and President

                            CERTIFICATION

    I, Joy C. Hartman, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Science Dynamics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002


/s/ Joy C. Hartman
Joy C. Hartman, Chief Financial Officer