Form 10KSB
period 2002-12-31
SCIENCE DYNAMICS CORP
filed 2003-04-14
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

                      2059 Springdale Road, Suite 100
                    Cherry Hill, New Jersey 08003-1609
                 (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2002 were $975,473.

As of April 11, 2003, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $ 2,723,474 million

As of April 14, 2003, the issuer had 41,128,655 outstanding shares of Common Stock.

Transitional small business format  Yes ___    No  X

PART I
--------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL OVERVIEW
----------------

We were incorporated in the State of Delaware May 1973 and commenced
operations in July 1977.   The Company has been developing and delivering
technologically advanced telecommunication solutions for over twenty-five years.

2002 has been a very difficult year for the company, with the slowdown in deployment of infrastructure in our traditional customer base and many organizational changes in the Inmate Telephony arena.

The Inmate Telephony business continues to provide revenue for the company, although diminished by the decision of our main customer to exit this business. We have been rebuilding the business by partnering with many other organizations and providing them with custom solutions accented toward their individual requirements. Science Dynamics still regards itself as a market leader in this business and is one of a few companies in this area with applicable patented technology.

The last three (3) months has seen our company take steps to improve our survivability in this very difficult market place. New initiatives are being formulated which should allow us to grow by focusing on niche applications and markets.

As a subsequent event, on March 31, 2003, the Company through its newly formed majority owned subsidiary M3 Acquisition Corp., acquired certain business assets and assumed certain liabilities of Modern Mass Media, Inc.
(MMM), a privately held company based in Florham Park, NJ. Modern Mass Media, Inc. is in the business of providing audio/video technology that includes consultation, custom engineering, facility design, audio/visual products, installation, testing, user training and repair service The acquisition should expand the product offerings and capabilities of the Company.

BUSINESS DEVELOPMENT
--------------------

We have maintained a long and highly reputable position as a supplier of call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. We have been a primary supplier to a major Local Exchange Carrier (LEC) and, in recent years, have expanded our customer base to include the newly emerging cadre of unregulated companies offering the same service in today's more highly competitive telecom environment. Our Commander product line continues to receive high marks as a versatile and feature rich platform, well prepared to deal with the increasing demand for investigative tools and security.

Even with SciDyn's favorable reputation as a supplier within the telecommunications sector, the continued uncertainty surrounding the sector requires SciDyn to focus on expanding its existing product line to encompass a more diverse customer base. This will enable SciDyn to reduce its exposure to certain sector declines while capitalizing on other sector gains. As SciDyn expands product offerings into other sectors, the company will also move from primarily offering products to offering a mix of products and services that will generate consistent recurring revenue streams. Some of the key areas SciDyn intends to focus on expanding are:

1.	OEM Licensing - This would include licensing existing technology
        SciDyn has developed to other equipment manufacturers either to incorporate into their existing product offering or for resale.
2.	Voice and Data Security Products - SciDyn's current product offering provides feature rich call control technology that can be expanded to serve additional markets.
3.	Network Based Technology Services - With the acquisition of Modern
        Mass Media's assets, SciDyn has access to a diverse Fortune 500 customer base who currently are being provided Audio Visual services from Modern Mass Media. This service offering can be expanded to include a full suite of technology services.

The first step in realizing this strategy requires enhancing existing product lines to address the needs of other sectors. SciDyn continues to maintain its reputable position as a supplier of call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. SciDyn's Commander product line continues to receive high marks as a versatile and feature-rich platform, well prepared to deal with the increasing demand for investigative tools and security. With the advent of a more security sensitive environment, the Commander has positioned SciDyn to address the growing needs in this expanding market. This has created two opportunities for SciDyn. Firstly, to license the technology to other vendors and secondly, to modify the product to meet the needs of other markets.

With SciDyn's recent acquisition of Modern Mass Media's assets, SciDyn will continue to develop products and services that will build on Modern Mass Media's long standing relationship with its Fortune 500 customer base. SciDyn's engineering expertise coupled with Modern Mass Media's ability to provide continual high quality service, enables the combined companies to provide a full suite of products and services to an existing customer base. This will allow SciDyn to move from primarily a product based offering to a mix of products and services, resulting in a more consistent recurring revenue stream. In addition to providing an expanded product and service offering, the acquisition will create the opportunity to take advantage of operating synergies between the two companies. Enabling not only increased revenue opportunities but also a reduction in overall operating costs.

Modern Mass Media currently provides high quality audio visual services to Fortune 500 clients in the northeastern U.S. The company is well positioned to provide additional technology based services that will enable SciDyn to enhance the existing service offerings of Modern Mass Media. New services will include a full suite of network based services that will enable SciDyn to maximize product margins while having a minimal impact on operating expenses. With the majority of the new services being network based, the geographical reach of the service offering will be improved without incurring large expenses to expand facilities currently required to deliver services to a geographically disperse customer base.


PRODUCTS
--------

IP Telephony

SciDyn has continued efforts in the development of Voice over Internet technology. The focus of these efforts revolves around upgrading existing product technology and adapting the technology into new and existing applications. IP technology is being deployed within the Commander system at specific installations. This is a major step in the Inmate phone control industry, and SciDyn is at the forefront of this technology. SciDyn is also in the process of adding direct IP trunking capability to the MinuteMan platform. Additionally SciDyn will be enhancing the MinuteMan with a complete Radius interface to allow any Voice Over IP gateway that supports this common protocol to use the MinuteMan as a centralized platform to create and manage pre and post paid services.


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

The DebitCard feature set provides flexible capability in card creation and management. DebitCard supports specialized tariffs and call timing. By being totally integrated with the Commander, no external network facility is necessary. This provides complete control and security when using pre-paid cards. As with all of the Commander feature sets, integrity of the system is not compromised with the use of pre-paid cards.

Currently under development is the next generation Commander system. The next generation Commander will be produced on the latest technology and provide greater capabilities for new features. This new Commander system will introduce SciDyn's first totally internal recording solution. The fully integrated component will provide great cost savings over the traditional recording equipment used today. This generation of Commander will no longer be assembled exclusively from components purchased from a single vendor. Currently two vendors have been selected to source components in the next generation Commander. This will provide SciDyn greater flexibility and reliability in producing and supporting new systems.

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

Development has begun on a new Commander system targeted at multi-facility centralized control. This solution will allow Inmate phone providers to offer all of the Commander features including the extensive call control, debit, and pre-paid solutions to the smallest facilities. This system provides an aggregated point of switching and control for the provider, minimizing on-site equipment and maintenance costs. The Commander will still maintain per facility branding and rating without the need for dedicated switching equipment at the institution.

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

A second-generation MinuteMan platform is currently in the integration test stage. This next generation platform is built on the industry standard Compact PCI architecture. This solution provides an even higher level of system reliability and maintainability. This version of the MinuteMan will provide higher density within a single chassis as well as the ability to dynamically add new resources to the switch and provision new services with out taking the system offline.

New applications for the MinuteMan will be released this year expanding the service offerings of the platform beyond traditional Pre-Paid calling cards to account based calling and calling card services, making the MinuteMan a versatile revenue source for the owner and operator.

The latest releases of the MinuteMan also provide greater flexibility in system integration with support for various database technologies. Support will be provided for Microsoft SQL Server, the open source MYSQL server, and the original embedded data engine of the MinuteMan. All applications developed for the MinuteMan will operate on any of the supported database solutions. This allows system owners to operate at a cost and performance level which they feel appropriate.

A specialized version of MinuteMan has been developed and deployed for use in the Inmate Marketplace. This version provides an Inmate Phone Service provider with a centralized system to switch and manage pre-paid calling from all of it's contracted facilities. This Version of MinuteMan capitalizes on SciDyn's years of experience in inmate phone control to provide a full featured pre-paid switch without compromising the security and fraud protection required for this specialized calling application.


Video over Frame Relay

Sales against the distribution contract with Korean-based Mercury
Corporation have not yet come to fruition due to the deteriorated economy within Korea.

The market for the VFX continues to be the international arena in which customers benefit from the most substantial cost savings versus peak long distance rates. Scidyn maintains a small but steady revenue stream from the VFX.


Error Correction Algorithm

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

Our products have primarily been designed and developed by our internal engineering staff. We consider the features and performance of our products to be generally competitive to those of other available applications.

We believe that continual enhancements of our products will be required to enable us to maintain our competitive position. We intend to focus our principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena to enable us to take advantage of opportunities resulting from the expected direction of technology.

We continue to refine our core BubbleLINK(R) software architecture. This software architecture provides the foundation for hosting applications for various Telephony and transaction oriented processes. Currently the BubbleLINK(R) architecture supports our existing products such as the Commander family of inmate products, the MinuteMan pre-paid card system, and the IntegratorC-2000(R) Series of IP Telephony gateway products. Management believes that the product design strategy will keep us competitive in the changing communications marketplace.


INTEGRATION OF PRODUCTS
-----------------------

We continue to maintain a primary focus on the development and use of software technology. Most hardware requirements are filled through the use of OEM components. New vendors are routinely evaluated for several critical product components. The general goal is to maintain a multi-source solution for critical components.

We strive to integrate the highest quality components from various vendors to allow us to bring the best solutions to market. Some of the components include chassis, telephony interfaces and other critical computer components.

Product integration involves careful testing to ensure compatibility with existing system configurations and reliability in accordance with product objectives.


SOURCES AND AVAILABILITY OF MATERIAL
------------------------------------

Although most materials are available from a number of different suppliers on an off-the-shelf basis, several suppliers are the sole source of each of certain components. If a supplier should cease to deliver a component, another source would have to be developed. We believe we would be able to do so by acquiring a substitute part or module that could require a hardware or software change in the unit in order to provide satisfactory performance, although added costs and delays of unknown amount and duration could be experienced.

SALES AND MARKETING
-------------------

The Company's sales and marketing resources are positioned to market individually through targeted sales activities. Due to the highly competitive telecom environment, the Company has focused on the next generation independent companies providing the same services as the major Local Exchange Carriers.

With the recent acquisition of the Modern Mass Media assets, SciDyn is currently developing a comprehensive sales and marketing plan that will leverage the Modern Mass Media customer base while taking advantage of the developments SciDyn has made with the Commander and MinuteMan product lines.


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

During the past year, we successfully launched a new service offering based on the back office needs of our customers. This effort involved creating the systems and procedures to offer 24 by 7 transaction services delivered over the Internet and telephone networks. This operations center runs in a totally automated manner and requires minimal daily maintenance.

The majority of the research and development activities are conducted at our facility using our array of telephony resources and the technical expertise of our engineering staff. We anticipate that an increase in future research and development expenditures will be necessary to remain competitive in the rapidly changing telecommunications industry.


INTELLECTUAL PROPERTY
---------------------

It is our practice to apply for patents as new products or processes appropriate for patent protection as developed. We made application for a patent on the three-way Call Detection System and on January 21, 1998, received a Notice of Allowance from the U.S. Patent Office. The formal United States Patent was received in June 1998. We hold other patents related to some of our other products. No assurance can be given as to the scope of the patent protection.

Last year we started the patent process on the use of IP Telephony as it relates to certain call control applications. The process is often slow but we expect it to be completed in a routine manner and timeframe.

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

We also own trademarks, copyrighted material and intellectual property relating to proprietary technology utilized in the development of some of the products.


CUSTOMER SUPPORT
----------------

Our technical support staff provides telephone support to our customers using a computerized call tracking and problem reporting system. We also provide initial installation and training for our products. We have instituted an annual maintenance contract entitling customers to software updates, technical support and technical bulletins.

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

There is a trend within the Industry to privatize jails and there are a number of entities emerging to administer such facilities. In some cases, these private entities operate with some autonomy with respect to selecting call control vendors. In other cases, the governing body retains such oversight. We are reviewing this changing landscape in order to position ourself to capitalize on opportunities as they materialize.

IDC estimates the market for prepaid calling cards will expand from $3.4 billion in 2000 to $5.3 billion at the end of 2005, which represents a compound annual growth rate of 9.2 percent over the forecast period. This growth is expected to be driven by increased awareness and adoption of prepaid calling cards by U.S. consumers as well as increased minutes of use.

COMPETITION
-----------

The competitive field is somewhat convoluted in that there are traditional equipment manufacturers who have breached their traditional roles to become service providers. Several companies have recently positioned themselves to prime bid several big contracts. Traditional Tier I network service providers who have used these platforms in the past in their role as prime bidders, find themselves competing with their selected vendor. While this might appear to be an anomaly, it is becoming commonplace and clearly an example of how desirable these inmate call control contracts are. This is a relatively small but highly profitable marketplace with only a handful of viable competitors.

There are six major competitors in the call control platform field, three of which are formidable. We realize the stiffness of our competition but believe we have the skills, resources and technology to garner a substantial portion of this business. With efforts directed toward transaction pricing and our keen awareness of this transitioning competitive landscape, we anticipate being able to capture a significant portion of the equipment business and a piece of each related transaction as well.

CUSTOMERS
---------

During 2002, three customers, Bealls Communications Group, Bell South Public Communications and Combined Public Communications accounted for an aggregate
of 55% of total sales.   During 2001, two customers, Bealls Communications
Group and Bell South, each accounted for an aggregate of 37% of total sales.

EMPLOYEES
---------

As of April 14, 2003, SciDyn employed fourteen persons on a full time basis. SciDyn supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel. The Company is operating in a high growth industry, which is experiencing fierce competition for experienced and talented personnel. SciDyn continues to provide its employees with appropriate equity-linked incentives to advance the interests of the Company and its stockholders.

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


ITEM 2. DESCRIPTION OF PROPERTY

Pursuant to a ten-year lease commencing May 1, 1995, we lease a 50,000 square foot freestanding masonry building in an industrial park in Cherry Hill, New Jersey, utilized for office space and testing of our products and other corporate activities. In the latter part of 1998, we subleased 25,645 square feet of the building to a printed circuit board manufacturer. The tenant abandoned the premises at the end of February 2003.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Registrant's Common Stock is being traded on the Over the Counter Bulletin Board (OTCBB) as of August 24, 2001. The symbol for the Company's Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2001 and December 31, 2002 were as follows:




 Calendar Quarter          High Bid Price            Low Bid Price
 ----------------          --------------            -------------

    2001
    ----
    First                      $ 2.00                    $ .85
    Second                       1.45                      .50
    Third                         .65                      .12
    Fourth                        .12                      .06

    2002
    ----
    First                       $ .09                     $.06
    Second                        .28                      .05
    Third                         .08                      .03
    Fourth                        .06                      .02



The above listed quotes reflect inter-dealer prices without retail mark-up, markdown, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 2002, there were approximately 253 holders of record of the Common Stock of the Company. However, registrant has reason to believe that there are more than 850 shareholders because of stock held in street name by various broker-dealers.

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

RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us for the period ending December 31, 2002 that were not registered under the Securities Act of 1933, as amended, (the "Securities Act") all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

Private Placements of Common Stock and Warrants for Cash

None.

Sales of Debt and Warrants for Cash

From January 1, 2002 to December 31, 2002, we entered into securities purchase agreements with one accredited investor, Laurus Master Fund, Ltd. for the issuance of 8% convertible debentures in the aggregate amount of $1,240,520.



               Date                 Conv Notes
            -------------------------------------
             2/6/2002              $    50,000
             2/8/2002              $    94,000
            2/13/2002              $    30,000
            2/20/2002              $   131,500
            3/25/2002              $   147,380
            3/27/2002              $    98,800
            3/28/2002              $    75,250
             4/1/2002              $    35,950
            6/20/2002              $   106,000
             7/5/2002              $   105,000
            7/12/2002              $    40,000
            7/23/2002              $    45,000
            7/29/2002              $   100,000
             8/5/2002              $    56,000
             8/8/2002              $    49,973
           10/16/2002              $    66,667
           12/20/2002              $     9,000

             Total 2002:           $ 1,240,520
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

On October 16, 2002, we entered into a Security Agreement with Laurus Master Fund, Ltd, in order to secure all of our obligations to it. Pursuant to this Security Agreement, we granted a security interest in all of our assets, including the following: all accounts, inventory, equipment, goods, documents, instruments, contract rights, general intangibles, chattel paper, supporting obligations, investment property, letter-of-credit right, and trademarks and trade styles.

The offering of the convertible debenture was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

The Company renegotiated the convertible debentures and on February 27, 2003 signed an agreement with Laurus Master Fund, Ltd., to extend the Maturity Date of each of the Notes to December 31, 2004. In exchange for the Maturity Dates, the Company has agreed to repay the aggregate principal amount of the Notes and interest commencing April 1st 2003 and ending December 31, 2004. The schedule includes a principal conversion feature as previously described. The payment schedule will be accelerating, meaning that the size of the monthly payments will start low and increase over time.

Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL BUSINESS OVERVIEW
-------------------------

Throughout fiscal 2002 the global telecommunications market continued an unprecedented down cycle. The depth of the decline in spending and its duration was unexpected in the industry. The earlier predictions of improvement in the technology and telecom sectors did not come to fruition.

This decline was due to a number of factors including a decline in the global economy, a result of the excess capacity that was built up during the telecom boom of the late 1990s, and regulatory uncertainty.

This business climate has led us to evaluate the company's position and make substantial changes in order to sustain the company and open new areas for growth. While we still have much work to accomplish, every action undertaken over this past year was designed to get us through the downturn and to position us to grow as the market returns.

During 2002, Alan Bashforth assumed the position of President/CEO working under a consulting agreement entered between the company and Calabash Consulting Ltd. The company believes that the consultancy agreement provides an equitable agreement for the Company as well as for Calabash Consulting Ltd. As consideration for three-year consultancy, the agreement contains the following arrangements. Consultancy Fee is an annual fee of $240,000.00 to be paid in monthly payments of $20,000.00. Calabash shall be entitled to a bonus of one years fee's to be paid in SciDyn common stock at a value of $0.055 per share (4,363,636 shares) at the end of the term or on 31st December 2002 should the company continue in business after that date. The stock bonus has been expensed but has not been issued to date. The stock should be issued in the near future. Calabash Consulting Ltd. shall be reimbursed for all approved expenses incurred by him in the performance of his duties. SciDyn will pay the sum of $750.00 per month towards the provision of a suitable vehicle for the consultant's exclusive use during the term of this agreement

During the past year, SciDyn streamlined our product lines focusing efforts in both the product development and marketing teams to strengthen our position in the area of inmate call control. The Inmate Telephony business continues to provide revenue for the company, although diminished by the decision of our main customer to exit this business. The company has been rebuilding the business by partnering with many other organizations and providing them with custom solutions accented toward their individual requirements.

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

Science Dynamics regards itself as a market leader in this business and is one of a few companies in this area with applicable patented technology. To maximize revenue potential, the company made the decision to license its technology and take on custom development projects for other organizations. Science Dynamics is now entering a phase where the company will be actively developing new relationships for the deployment of its technology across many other business sectors.

With the launch during the year of our MinuteMan Pre-paid telephony systems, the company entered a new market, which has great potential in both domestic and international markets. This product, like many of our products will be made available as a software suite for integration by other organizations or as a stand-alone product. The company is now starting to see sales of this product and is entering into an enhanced marketing campaign to develop this business.

Subsequent to the year ending, on March 31, 2003, SciDyn acquired certain assets and assumed certain liabilities of Modern Mass Media, Inc. This very recent acquisition of Modern Mass Media has placed the company in the position of being a supplier of high quality Audio Visual, Video conferencing, and Multi Media solutions to many Fortune 500 companies. In the coming months the revised and reconstructed company intends to develop these new relationships to extend the product and service offering both within vertical markets and geographically.

Our success depends upon effective cash management. The Company believes it has made significant progress in lowering the Selling General & Administration and Research & Development expenses. We continue to drive down costs, take decisive steps to restructure the company's business and reduce our cost structure. At April 14, 2003 we had a total of fourteen employees. We intend to continue to increase the scope of our operations while also facing the challenge of maximizing resources effectively.
The Company expects operating losses and negative cash flow for the foreseeable future as we must obtain orders, introduce additional services and create optional procurement methods. We believe that increasing our revenues will depend in large part on our ability to offer products that are attractive to our customers, increase customer awareness of our product offerings by developing effective marketing and promotional activities and develop strategic relationships.


RESULTS OF OPERATIONS
---------------------

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:




                            For the Years Ending December 31,
                                     2002               2001
                                     ----               ----

Sales                          $  975,473         $  891,149

Net Loss                      $(2,771,090)       $(4,375,476)

Net Loss Per Share                 $(0.08)            $(0.24)


                                OPERATING EXPENSES        PERCENT OF SALES
                                ------------------        ----------------
                                2002          2001        2002        2001
                                ----          ----        ----        ----

Cost of Goods Sold          $  429,933  $  555,064        44.1%       62.3%

Research & Development         748,501   1,533,890        76.7%      172.1%

Selling, General & Admin     2,274,019   2,966,347       233.1%      332.9%

Total Operating Costs
and Expenses                $3,452,453  $5,055,301       353.9%      567.3%


Sales for the fiscal year ended December 31, 2002 were $975,473 compared to sales of $891,149 in the 2001 fiscal year. Revenues in 2002 and 2001 were predominantly derived from the Commander Product Lines, as well as revenue
generated from the maintenance and support of those products.   The sales
results were affected by the significant reduction in capital spending by service providers and the overall economic conditions.

Cost of Goods Sold for the fiscal year ended December 31, 2002 decreased to $429,933 from $555,064 in the year ended December 31, 2001. This decrease was primarily attributable to the sale of certain higher margin solutions and services during the year ended December 31, 2002.

Research and development expenses decreased from $1,533,890 in 2001 to $748,501 in 2002, a decrease of $785,389. The decrease in research and development expenses during the year ended December 31, 2002 was due to the reduction in the development staff for the IP Telephony Integrator product line. The sales revenue potential of the IP product line was long term and we had to reduce our expenses to survive in this very difficult market place. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development efforts on developing new, innovative, technical products and updating existing products in the communications arena which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.

Selling, general and administration expenses decreased to $2,274,019 in the year ended December 31, 2002 compared to $2,966,347 in the year ended December 31, 2001. The decreases in the SG&A are related to the reduction in force and other cost cutting initiatives implemented by the company during the current year.

Interest Expense for the year ended December 31, 2002 is interest accrued on our convertible notes, interest paid on the bank note and on the loan from two stockholders.

Finance Expense in the twelve months ended December 31, 2002 was $326,731. The finance expense includes $218,407 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued between February 6, 2002 and December 20, 2002.
The finance expense also includes the amortization of the financing cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $218,407, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash used for operating activities for the years ended December 31, 2002 and 2001 was $839,987 and $3,131,307 respectively. Net cash used for operating activities was the net loss of $2,771,090, offset by a decrease in inventories, other assets and receivables an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $133,455 in 2002 and $22,605 in 2001. The increase in cash used for investing activities in 2002 was primarily attributable to software necessary for engineering development.

Net cash provided by financing activities was $999,508 for the year ended December 31, 2002 and $1,819,346 for the year ended December 31, 2001. Net cash provided by financing activities for the year ended December 31, 2002 resulted primarily from the cash received from the issuance of convertible debt partially offset by the repayment of the bank note and the reduction of the short term loan payable.

At December 31, 2002, the Company had $43,141 in cash and cash equivalents and $2,102,576 deficit in working capital, compared with $17,075 in cash and cash equivalents and $1,078,796 deficit in working capital at December 31, 2001. Current liabilities at December 31, 2002 were $2,425,971, compared to $1,606,129 at December 31, 2001. The deficit in working capital for the year ended December 31, 2002 are attributable to the low sales results.
The increase in the current liabilities for the year ended December 31, 2002 resulted from the minimal cash flows from operation.

The capital lease obligation for Engineering development and test equipment is under renegotiation. We are attempting to negotiate terms over 60 months but there has been no resolution to date.

The short-term loan payable is a loan from a stockholder.

The customer deposits includes equipment that was shipped during the first quarter, a maintenance agreement for the entire year of 2003 that is expensed per month and two systems that have not yet been shipped, as the customer has two delivered systems they have not yet deployed.

The bank line of credit has been converted to a note and shall be repaid over a term of three years during which we shall make equal monthly payments of $3,046.79 each, including interest, which for the purpose of maintaining level monthly payments has been calculated at the assumed rate of 6.25% per annum. Monthly payments shall commence on the tenth (10th) day of July 2002 and continue on the same day of each month thereafter during the term with a final payment to be due and payable on the tenth (10th) day of June 2005. This final payment shall consist of all unpaid principal and any interest, which shall have accrued thereon.

The accounts payable increase consists of over extended accounts payable, arrearages to the landlord and newly established extended terms with some of
our vendors.   The accrued expenses consist primarily of accrued interest due on the convertible notes and the accrued Calabash Consulting LTD consultancy fee.

After obtaining majority stockholder approval and ratification by means of an action by the written consent of the majority of stockholders, the Company, on November 6, 2002, adopted an amendment to the Corporation's Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.01 per share, of the Company from 45,000,000 shared to 200,000,000 shares and the creation of 10,000,000 shares of preferred stock, $.01 par value per share of which the Board of Directors of the Corporation shall have the right to determine the terms,
rights and features upon issuance.   The Corporation also adopted the 2002
Employee Stock Option Plan which reserves up to 20,000,000 shares of Common Stock for issuance thereunder. The Corporation also adopted the 2002 Employee Stock Purchase Plan, which reserves up to 20,000,000 shares of Common Stock for issuance thereunder. The previous 1992 Incentive Stock Option Plan had expired.


Subsequently, On November 12, 2002 we filed a Proxy Statement which:

1. Amended the Company's Certificate of Incorporation as follows:

  (a) increase the number of authorized shares of common stock, par value $.01 per share (the "Common Stock") of the Company from 45,000,000 shares to 200,000,000 shares; and

  (b) authorize the creation of 10,000,000 shares of blank check preferred stock.

2. To approve the Company's 2002 Employee Stock Option Plan and reserve up to 20,000,000 shares of Common Stock for issuance thereunder.

3. To approve the Company's 2002 Employee Stock Purchase Plan and to reserve up to 20,000,000 shares of Common Stock for issuance thereunder

On December 4, 2002 we filed a Form S-8 with the SEC authorizing the potential issuance of 20,000,000 in employee stock option plan and 20,000,000 in employee stock purchase plan. ($.001 par value)

On December 26, 2002 we filed a Form SB2 with the SEC to Register
116,148,774 shares of common shares, consisting of 115,017,865 shares of Common stock, $.01 par value and 1,130,909 warrants

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. Our liabilities consist of over extended accounts payable, accrued executive compensation, arrearages to the landlord and we
are in default on the capital lease obligation.   We have successfully
negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with other vendors, the landlord and an alternate arrangement with the leasing company. We cannot guarantee that
any of these discussions will be successful.   If we are unable to obtain
successful negotiations, our business may well be severely affected.

The sales revenue shortfall has greatly impacted cash on hand. SciDyn's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated cash requirements for the next twelve months we must increase sales to provide cash flow from operations. However, SciDyn does not have sufficient cash on hand to continue its operations without successfully raising additional funds. The inability to generate sufficient cash from operations or to obtain the required additional funds could require SciDyn to reduce or curtail operations.

The auditors have expressed a going concern opinion and the company acknowledges that concern. The recent acquisition to expand the product and service offerings should boost SciDyn's consolidated 2003 revenue.

Subsequent Events
-----------------

The Company renegotiated the convertible debentures and on February 27, 2003 signed an agreement with Laurus Master Fund, Ltd., to extend the Maturity Date of each of the Notes to December 31, 2004. In exchange for the Maturity Dates, the Company has agreed to repay the aggregate principal amount of the Notes and interest commencing April 1st 2003 and ending December 31, 2004. The schedule includes a principal conversion feature as previously described. The payment schedule will be accelerating, meaning that the size of the monthly payments will start low and increase over time.

On March 31, 2003, the Company acquired certain business assets and liabilities of Modern Mass Media, Inc. (MMM), a privately held company based in Florham Park, NJ. The acquisition should expand the product offerings and capabilities of the Company.


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the registrant were:

Name                   Age           Position with the Company
----                   ---           -------------------------
Alan C. Bashforth       53           Chairman of the Board, President,
                                      Chief Executive Officer and Secretary

Joy C. Hartman          54           Chief Financial Officer


There were no board meetings during 2002.

In the beginning of 2002 the following directors resigned due to personal reasons: John Innes, Joy C. Hartman, Sheldon Hofferman, Louis Padulo, Kenneth Ray, and Michael Hone. In addition, we accepted the resignation of Joy C. Hartman as CEO and President and the appointment of Alan C. Bashforth as CEO, President, Chairman and Secretary on April 4, 2002.


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

Joy C. Hartman is currently our Chief Financial Officer and has been since April 4, 2002. Prior to this position, Ms. Hartrman served as President and Chief Executive Officer from January 2000 until April 4, 2002. Ms. Hartman joined SciDyn in January 1982. In addition to holding these positions, other positions she has held at SciDyn include CFO, Treasurer, Corporate Secretary, and Executive Vice President. Her prior experiences included TeleSciences, Inc., and Peat Marwick Mitchell. Ms. Hartman is a graduate of The Wharton School of Business of the University of Pennsylvania. She is a member of the Financial Executives Institute, the National Association of Corporate Directors, and the American Society of Corporate Secretaries.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2002 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.
ITEM 10. MANAGEMENT REMUNERATION AND TRANSACTIONS


Executive Compensation Summary Table

The following table sets forth all information concerning total compensation earned or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company who served in such capacities as of December 31, 2002 for services rendered to the Company during each of the last three fiscal years.

                                      SUMMARY COMPENSATION TABLE

                           Annual Compensation           Long term compensation
                          -----------------------      --------------------------
Name and            Year  Salary     Bonus  Other            Awards                  All
Principal                   ($)       ($)   Annual     Restrict-   Options/  LTIP    Other
Position                                    Compen-    ed Stock    SARs(#)   Pay-    Compensa-
                                            sation ($) Award(s)($)           outs($) tion ($)
----------          ----  ------     -----  ---------- ---------  ---------- ------  --------

Alan C              2002                   165,000     130,909(3)
Bashforth
President/CEO(1)

Joy C.Hartman,      2002   92,308     -0-      -0-      30,000(3)  -0-         -0-      -0-
CFO(2)              2001  159,519     -0-    6,731        -0-      -0-         -0-      -0-
                    2000  161,185     -0-    1,666        -0-    100,000       -0-      -0-






(1) Consultancy fee paid to Calabash Consulting LTD, the remaining $75,000 has been accrued for the year ended December 31,2002. The contractual fee for the year 2003 is $240,000.

(2) On April 4, 2002, Ms. Hartman resigned as President and CEO and was appointed Chief Financial Officer of SciDyn. The company anticipates the compensation for Ms. Hartman for 2003 to be $135,000.

(3) The stock was expensed but not issued to date.



Options Grants for Fiscal 2002

Aggregate Options Exercised During the most recently completed financial year and financial year-end option values.

No options were exercised by our executive officers and directors during the most recent financial year.

Options Granted During Most Recent Financial Year.

No options were granted to our executive officers and directors during the most recent financial year.



ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth certain information as of April 14, 2003 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.



                                                            Shares of
                                                             Common
                                                              Stock
  Name and Address                                        Beneficially        Percent of
  Beneficial Owner               Title                       Owned       Outstanding Shares(1)
  ----------------               -----                    ---------     ------------------

NEObliviscaris Partnership       5% Owner                   3,852,451          9.3%
200 Bar harbor Drive
Suite 300
West Conshohocken, PA  19428


Cumberland Investments LLC       5% Owner                   3,630,951          8.8%
Golf Corporate Centre
415 W. Golf Road, Suite 17
Arlington Heights, IL  60005


Alan C. Bashforth                CEO/President            1,520,000(2)         3.7%
Le Virage                        Chairman of the
La Route de Sainte Marie,        Board, Secretary
St. Mary, Jersey, UK
JE3 3DB

Joy C. Hartman                   CFO                        210,185(3)         0.5%
27 Hogan Way
Moorestown, NJ   08057


All Directors, 5% owners
and Officers As a group                                    9,213,587          22.3%


If Laurus Master Fund, Ltd fully converted the debt, the potential
conversion would be 115,017,865 shares.   Contractually they are not allowed
to hold more than 4.99% at any time.

(1) Based upon a total number of 41,254,454 shares outstanding as of April 14, 2003.
(2) Shares in the name of Innovative Communications Technology, LTD., a corporation, controlled by Mr. Bashforth.
(3) The 210,185 shares in Ms. Hartman's name include incentive options, exercisable within sixty days to acquire 160,000 shares, and 300 shares owned by Ms. Hartman's children.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, Alan Bashforth assumed the position of President/CEO working under a consulting agreement entered between the company and Calabash Consulting Ltd. The company believes that the consultancy agreement provides an equitable agreement for the Company as well as for Calabash Consulting Ltd. As consideration for three-year consultancy, the agreement contains the following arrangements. Consultancy Fee is an annual fee of $240,000.00 to be paid in monthly payments of $20,000.00. Calabash shall be entitled to a bonus of one years fee's to be paid in SciDyn common stock at a value of $0.055 per share (4,363,636 shares) at the end of the term or on 31st December 2002 should the company continue in business after that date. The stock bonus has been expensed but has not been issued to date. The stock should be issued in the near future.
Calabash Consulting Ltd. shall be reimbursed for all approved expenses incurred by him in the performance of his duties. SciDyn will pay the sum of $750.00 per month towards the provision of a suitable vehicle for the consultant's exclusive use during the term of this agreement


ITEM 13. CONTROLS AND PROCEDURES

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.



ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

  1. FINANCIAL STATEMENTS

     Report of Independent Accountants dated April 14,2003.......... Page 25
     Consolidated Balance Sheets as of December 31, 2002
     and 2001........................................................Page 26
     Consolidated Statements of Operations, two years ended
     December 31, 2002...............................................Page 27
     Consolidated Statements of Cash Flows, two years ended
     December 31, 2002...............................................Page 28
     Consolidated Statements of Changes in Shareholders'
     Equity, two years ended December 31, 2002.......................Page 29
     Notes to Consolidated Financial Statements......................Page 30-36

2. INDEX OF EXHIBITS

 Exhibit No. Description of Exhibit
   3.1(1) The Articles of Incorporation
   3.2(1) By-Laws
  99.1    Certification of the Chief Executive Officer of Science
          Dynamics Corporation Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2    Certification of the Chief Financial Officer of
          Science Dynamics Corporation Pursuant to 18 U.S.C.
          Section 1350, As Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

  99.3(2) Form SB-2 filed with the SEC on December 26, 2002 to Register
          116,148,774 shares of common shares, consisting of 115,017,865 shares of Common stock, $.01 par value and 1,130,909 warrants

  99.4(3) Form S-8 with the SEC authorizing the potential issuance of 20,000,000 in employee stock option plan and 20,000,000 in employee stock purchase plan. ($.001 par value).

  99.5(4) Form 14C with the SEC to increase the number of authorized shares of common stock, par value $.01 per share
          (the "Common Stock") of the Company from 45,000,000 shares to 200,000,000 shares; and authorize the creation of 10,000,000 shares of blank check preferred stock. To approve the Company's 2002 Employee Stock Option Plan and reserve up to 20,000,000 shares of Common Stock for issuance thereunder. To approve the Company's 2002 Employee Stock Purchase Plan and to reserve up to 20,000,000 shares of Common Stock for issuance thereunder.



(1) Filed as like-numbered exhibits to Registration Statement, Form S-18, File Number 33-20687, effective April 21, 1981, incorporated by reference.
(2) Incorporated by reference from the Registrant's Form SB-2 filed December 26, 2002 and the amendments thereto.
(3) Incorporated by reference from the Registrant's Form S-8 filed December 4, 2002.
(4) Incorporated by reference from the Registrant's Form 14C filed November 12, 2002.


(b) Reports on Form 8-K:

    None in the Fiscal Year 2002

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE DYNAMICS CORPORATION


BY:    /s/ Alan C. Bashforth
       ---------------------
       CEO/President

DATED: April 14, 2003
       --------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signature                Title                     Date
        ---------                -----                     ----

BY:     /s/ Alan C. Bashforth   CEO/President              April 14, 2003
        ---------------------   Chairman of the Board
        Alan C. Bashforth       Secretary


BY:     /s/ Joy C. Hartman      CFO                        April 14, 2003
        ---------------------
        Joy C. Hartman

                      SCIENCE DYNAMICS CORPORATION


               Index to Consolidated Financial Statements


     Report of Independent Accountants dated April 14,2003.......... Page 25

     Consolidated Balance Sheets as of December 31, 2002
     and 2001........................................................Page 26

     Consolidated Statements of Operations, two years ended
     December 31, 2002...............................................Page 27

     Consolidated Statements of Cash Flows, two years ended
     December 31, 2002...............................................Page 28

     Consolidated Statements of Changes in Shareholders'
     Equity, two years ended December 31, 2002.......................Page 29

     Notes to Consolidated Financial Statements......................Page 30-36

                       INDEPENDENT AUDITORS' REPORT



To The Board of Directors
Science Dynamics Corp.



We have audited the accompanying consolidated balance sheets of Science Dynamics Corp. and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Science Dynamics Corp. and subsidiaries as of December 31, 2002 and 2001, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1(m) to the financial statements, the Company has generated significant losses and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(m). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017

April 3, 2003

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31

                        ASSETS

                                                             2002                   2001
                                                             ----                   ----

Current assets:
   Cash and cash equivalents                           $   43,141              $   17,075
   Accounts receivable - trade                             46,428                  13,234
   Accounts receivable - other                                  -                  60,721
   Inventories                                            205,551                 310,857
   Other current assets                                    28,275                 125,446
                                                       ----------               ---------
      Total current assets                                323,395                 527,333
                                                       ----------               ---------

Property and equipment, net                               514,417                 805,727
Deferred Assets                                           149,068                 154,268
Other assets                                               17,370                  25,363
                                                       ----------               ---------
      Total assets                                     $1,004,250             $ 1,512,691
                                                       ==========               =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Convertible Notes current                           $  185,500             $         -
   Current portion of capital lease obligation            128,413                  69,615
   Bank Note                                               33,550                  99,535
   Customer Deposits                                      286,990                 289,368
   Short term loan payable                                163,192                 195,000
   Accounts payable                                     1,214,792                 800,460
   Accrued expenses                                       413,534                 152,151
                                                       ----------               ---------
      Total current liabilities                         2,425,971               1,606,129



Long Term liabilities:
Non current portion Bank Note                              50,326                       -
Non current portion of capital lease obligation                 -                  58,798
Convertible Debenture                                   1,653,815               1,431,949
                                                       ----------               ---------


      Total liabilities                                 4,130,112               3,096,876
                                                       ----------               ---------


Shareholders' equity (deficit)
   Preferred stock - .01 par value
      10,000,000 shares authorized
      no shares issued
   Common stock - .01 par value,
     200,000,000 and 45,000,000 shares authorized
      41,254,455 and 20,879,500 issued
      41,128,655 and 20,753,700 outstanding
      in 2002 and 2001 respectively.                      412,545                 208,795

   Additional paid-in capital                          15,546,611              14,681,858
   Reserve for stock compensation                         160,909                       -
   (Deficit)                                          (18,848,094)            (16,077,005)
                                                       ----------               ---------
                                                       (2,728,029)             (1,186,352)

   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity (deficit)                (3,125,862)             (1,584,185)
                                                       ----------               ---------
   Total liabilities and shareholders'
    Equity                                             $1,004,250              $1,512,691
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Twelve Months Ended December 31,

                                                   2002                             2001
                                                   ----                             ----

 NET SALES                                   $  975,473                       $  891,149
                                             ----------                       ----------


Operating costs and expenses:

      Cost of sales                             429,933                          555,064
      Research and development                  748,501                        1,533,890
      Selling, general
          and administrative                  2,274,019                        2,966,347
                                             ----------                       ----------

                                              3,452,453                        5,055,301
                                             ----------                       ----------

Operating (loss)                             (2,476,980)                      (4,164,152)

Other income (expenses):
   Interest income                                    -                            9,589
   Sale of NJ NOL                               163,252                          218,135
   Interest expense                            (130,631)                        (295,569)
   Finance expense                             (326,731)                        (143,477)
                                             ----------                       ----------


Net (Loss)                                  $(2,771,090)                     $(4,375,476)
                                             ==========                       ==========



Net (loss) per common share
  basic and diluted                         $     (0.08)                     $     (0.24)
                                             ==========                       ==========

Weighted average shares
outstanding basic and diluted                34,485,986                       18,019,738
                                             ==========                       ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended December 31,

                                                             2002                   2001
                                                             ----                   ----
Cash flows from operating activities:
   Net (loss)                                           $(2,771,090)         $(4,375,476)
                                                        -----------          -----------

Adjustments to reconcile net (loss) to
 net cash provided by (used for)
 operating activities:
   Depreciation                                             324,215              222,241
   Interest expense non cash                                107,365              295,569
   Write-off Leasehold improvements                         100,550                    -
   Other non cash items                                     160,909                    -
   Financing expense non cash                               326,731              143,477
   Amortization of Intangible assets                              -              300,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     (33,194)              88,960
    Other receivable                                         60,721               (9,320)
    Inventories                                             105,306             (223,234)
    Other current assets                                     97,171              (40,880)
    Other assets                                              7,993             (154,267)
   Increase (decrease) in:
     Accounts Payable and
       accrued expenses                                     675,714              475,732
       Customer deposits                                     (2,378)             289,368
                                                        -----------          -----------

Total adjustments                                         1,931,103            1,244,169
                                                        -----------          -----------

Net cash provided by (used for)
  operating activities                                     (839,987)          (3,131,307)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                  (133,455)             (22,605)
                                                        -----------          -----------

 Net cash (used) in investing activities                   (133,455)             (22,605)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease)in
  Bank Note                                                 (15,659)              99,535
  Issuance of Convertible Debt                            1,046,975            1,288,472
  Short term loan payable                                   (31,808)             195,000
  Payment on capitalized lease                                    -              (57,598)
 Issuance of common stock and warrants                            -              150,460
                                                        -----------          -----------

   Net cash (used in) provided
    by financing activities                                 999,508            1,819,346
                                                        -----------          -----------

Net increase (decrease) in
 cash and cash equivalents                                   26,066           (1,334,566)

Cash and cash equivalents -
 beginning of period                                         17,075            1,351,641
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                          $    43,141          $    17,075
                                                        ===========          ===========



    The accompanying notes are an integral part of these consolidated financial statements.



                                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE TWO YEARS ENDED DECEMBER 31, 2002 AND 2001


                          Common Stock              Additional                      Reserve     Treasury
                          ------------                Paid-In        Retained        Stock      --------
                             Shares      Amount       Capital        (Deficit)   Compensation    Shares       Amount        Total
                             ------      ------       -------       ---------   ------------    ------       ------    -----------



Balance
 December 31, 2000        17,783,700   $177,837    $14,266,787    $(11,701,529)    $       -    125,800    $397,833   $ 2,345,262
                          ----------   --------   ------------    -------------    ---------    -------     -------   -----------


Issuance of common stock
 net of related expenses   3,095,800     30,958        415,071                             -                              446,029


Net Loss                                                            (4,375,475)            -                           (4,375,475)


Balance                   ----------   --------   ------------    -------------    ---------    -------     -------   -----------
 December 31, 2001        20,879,500    208,795     14,681,858    $(16,077,004)            -    125,800     397,833    (1,584,184)


Issuance of common stock
 net of related expenses  20,374,954    203,750        864,753                             -                            1,068,503


Net Loss                                                            (2,771,090)            -                           (2,771,090)

Other                                                                                160,909                              160,909

Balance                   ----------   --------   ------------    -------------    ---------    -------     -------   -----------
 December 31, 2002        41,254,454   $412,545    $15,546,611    $(18,848,094)    $ 160,909    125,800    $397,833  $(3,125,862)

                          ==========   ========   ============    =============    =========    =======     =======   ===========



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

         In the event that facts and circumstances indicate that the carrying amount of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets' carrying amount to determine if a write-down to fair value is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. In 2002, the Company wrote off the carrying value of its leasehold improvements in the amount of $100,550.

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

      l) New Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143) "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143 we will adopt this new accounting standard on January 1, 2003. We believe that adoption of SFAS 143 will not have a material impact on our financial statements.

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146) " Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues task Force
         (EITF) Issue No. 94-3, Liability Recognition for certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. We will adopt this new accounting standard on January 1, 2003.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), " Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, we will adopt on January 1, 2003.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 23 " Accounting for Stock Issued to Employees." Therefore, no compensation expense is recognized in association with our options. We will adopt SFAS 148 January 1, 2003.


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

      2) Accounts Receivable:

         The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2002 and 2001.

      3) Property and Equipment:

         A summary of the major components of property and equipment is as follows:



                                                  2002	          2001
                                                  ----            ----

       Computers, fixtures
       And equipment                          $1,487,894      $1,557,163

       Less accumulated
               Depreciation                     (973,477)       (751,436)
                                               ----------      ----------

               Totals                          $  514,417     $  805,727
                                               ==========     ==========

      4) Income Taxes:

         In 1992, the Company adopted SFAS No. 109, Accounting for Income taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized was recovered through the sale of New Jersey State net-operating loss carryovers as permitted by the State in the amount of $308,000. In 2002 and 2001 the Company recovered $163,251 and $218,135 respectively through the sale of New Jersey State net-operating loss carryovers as permitted by the State. This recovery was recognized as other income in the year ended 2002 and 2001 Statement of Operations.

         At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2002 and 2001 operations has been reduced in its entirety by the valuation allowance.

         As a result of the operating losses for the years ended December 31, 1990 and 1992-2002 the Company has available to offset future taxable income a net operating loss of $19,846,818 expiring 2005-2022. In addition, research credits expiring 2005-2016 are available to offset future taxes.

         The components of the provision (credit) for income taxes from continuing operations is as follows:


                                     2002        2001
                                     ----        ----

          Deferred
            Federal                $    -      $    -

          Current
            Federal                     -           -
            State                       -           -
                                   ------      ------
                                   $    -      $    -
                                   ------      ------

          Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:


                                     2002	 2001
                                     ----        ----
          Federal
          Statutory rate        $(934,653)  $(1,487,662)

          Research tax
          Credits                       -             -

          Tax benefit not
          Provided due
          To valuation
          Allowance               934,653     1,487,662
                                ---------     ---------
                                $       -    $        -
                                =========    ==========

          Components of the Company's deferred tax assets and liabilities are as follows:


                                      December 31,
                                  2002            2001
                                  ----            ----

    Deferred tax assets:

    Tax benefits related
    To net operating

    Loss carry forwards
    And research tax
    Credits                     $6,720,950    $5,786,297
                                ----------    ----------


    Total deferred tax
    Asset                       $6,720,950    $5,786,297

    Valuation
    Allowance for
    Deferred tax
    Assets                      $6,720,950    $5,786,297
                                ----------    ----------

    Net deferred tax
    Assets                       $     -0-    $      -0-
                                ==========    ==========

5) Commitments:

       a. Leases
       The Company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2002 are as follows:



                             2003         202,512
                             2004         202,512
                             2005          75,673
                             2006           3,445
                             2007             -0-
                      After  2007             -0-
                                         --------

           Total minimum lease payments  $484,142
                                         ========


6) Intangible Assets:

      On November 7, 1996, the Company acquired "Intellectual Property", issuing 1,500,000 shares of its common stock. Based on technical reviews of the property and the business potential of the technology, the Company valued the "Intellectual Property" at $1,500,000. The Company began amortizing the property on January 1, 1997 over a period of five years. The amortization for 2002 and 2001 was -0- and $300,000 respectively.

7) Notes payable
   a) Bank Note
      In June 2002 the company converted its bank line of credit $100,000 for a fixed three year loan in the amount of $99,535, with an interest rate of 6.25%. The Company shall make equal monthly payments of $3,046.79 each, including interest.

   b) Short Term Loans Payable
      The short-term loan payable consists of a loan from one stockholder at December 31, 2002. Short-term borrowing amounted to $163,192 and $195,000 in 2002 and 2001 respectively.

   c) Convertible Notes Payable
      In 2002 and 2001 the Company entered into various securities purchase agreements with one accredited investor for the issuance of 8% convertible debentures in the aggregate amount of $1,240,520 and $1,600,000 respectively. The debentures are convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. We paid a fund management fee of 8% amounting to $103,125 and $142,040 in 2002 and 2001 respectively. In addition we issued 840,000 and 1,163,136 commons stock purchase warrants in 2002 and 2001 respectively ranging in price from $1.46 to $.355. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment. On October 16, 2002, the Company entered into a security agreement with Laurus Master Fund, Ltd. In order to secure all its obligations pursuant to this security agreement the company granted a security interest in all its assets.

      In 2002 and 2001 $815,869 and $168,060 plus interest of $34,228 and
      $1,909 was converted into 20,459,645 and 3,095,800 shares of the Company's common stock respectively.

8) Employment agreements
      In January 2002 the Company entered into a three year employment agreement with Calabash Consulting LTD. for the services of Alan Bashforth to act as Chief Executive officer and President of the Company for an annual fee of $240,000 and a bonus of 4,363,636 shares of the Company's common stock at the end of the term or on 31st December 2002. The Company has recorded additional compensation expense of $130,909 and reserved against the capital account for the issuance of such. To date the stock has not been issued. In addition the company is responsible for payment of any state or federal tax arising out of this agreement.

9)  Stock
      On November 6, 2002 by written consent of the majority of stockholders, the Company, adopted an amendment to the Corporations' Certificate of Incorporation to increase the number of authorized shares of common stock, from 45,000,000 to 200,000,000 shares and create 10,000,000 shares of preferred stock,$.01 par value per share of which the Board of Directors of the Corporation shall have the right to determine the terms, rights upon issuance.

10. Stock Options and Warrants:

   a. Stock options
      On November 6, 2002, by written consent of the majority of stockholders, the Company adopted the 2002 Employee Stock Option Plan which reserves up to 20,000,000 shares of Common Stock for issuance thereunder. The Company also adopted the 2002 Employee Stock Purchase Plan, which reserves up to 20,000,000 share of Common Stock for issuance thereunder.

      The previous plan expired November ,2002 at that time 491,200 options expired. On February 28, 2003 the Company issued 660,000 options from the new plan at .03.

      In 2002 no shares were exercised, in 2001 335,013 shares were exercised. The total amount of shares granted and not exercised at December 31, 2001 amount to 683,2000 at exercise prices ranging from
      0.26 to 7.625 per share.

     We account for stock options using the intrinsic value method in accordance with "Accounting for Stock Issued to Employees" Accounting Principles Board Opinion No. 25. Under APB No. 25, the Company does not recognize compensation expense on the issuance of its stock options because the options terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

     As required by FASB No. 123, the Company has determined the pro-forma information as if the Company had accounted for stock options granted since January 1, 1996, under the fair value method of FASB No. 123. An option pricing model similar to the Black-Sholes was used with the following weighted average assumptions used for grants in the year 2002 and 2001, respectively: expected volatility of 80 percent; risk free interest rate of 7% and 6% respectively and expected lives of 5 years. The pro-forma effect of these options on net earnings was not material. These pro-forma calculations only include the effect of 2002 and 2001 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

 b) Warrants
    The Company issued 840,000 and 1,163,636 common stock purchase warrants in 2002 and 2001 respectively at a prices ranging from $1.4339 to $0.052 per share in connection with the issuance of various convertible notes.

11. Major Customers:

    During 2002 three customers accounted for 55% of total sales. During 2001 two customers each accounted for 37% of total sales.

12. Earnings (Loss) Per Share:

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128. "Earnings Per Share" applicable for financial statements issued for periods ending after December 15, 1997. As required the Company adopted SFAS No. 128 for the year ended December 31, 1997 and restated all prior period earnings per share figures. The Company has presented basic earnings per share. Basic earnings per share excludes potential dilution and is calculated by dividing income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share incorporates the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.
    The weighted average number of shares used to compute basic loss per share was 34,485,986 in 2002 and 18,019,738 in 2001.

13. Subsequent Events

  a. In March 2003 the Company formed M3 Acquisition Corp. a majority owned subsidiary. On March 31, 2003 M3 Acquisition acquired Modern Mass Media for $600,000 payable over the next five years.
  b. In February the Company entered into an agreement to extend the maturity dates of each of the notes to December 31, 2004. In exchange for extending the Maturity dates the Company has agreed to repay the aggregate principal amount of the loan in increasing monthly payments, beginning April 2003 through December 2004

                                 CERTIFICATION

    I, Alan C. Bashforth, CEO and President, certify that:

1. I have reviewed this annual report on Form 10-KSB of Science Dynamics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 14, 2003

/s/Alan C. Bashforth, CEO and President
Alan C. Bashforth, CEO and President

                            CERTIFICATION

    I, Joy C. Hartman, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-QSB of Science Dynamics Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April 14, 2003


/s/ Joy C. Hartman
Joy C. Hartman, Chief Financial Officer