Form 10QSB
period 2003-03-31
SCIENCE DYNAMICS CORP
filed 2003-05-15
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 2003
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

                                  22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


      2059 Springdale Road, Suite 100, Cherry Hill, New Jersey   08003
          -----------------------------------------------------
                (Address of principal executive offices)

                      (    856     )     424-0068
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


         05/14/2003    41,418,655 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N

                                   INDEX
                                   -----
                                                                      PAGE NO.
                                                                      --------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2003        1
                 (unaudited)and December 31, 2002 (audited)

                 Consolidated Statements of Operations for three         2
                 months ended March 31, 2003 (unaudited) and three months ended March 31, 2002 (unaudited)

                 Consolidated Statements of Cash Flows for three         3
                 months ended March 31, 2003 (unaudited) and three months ended March 31, 2002 (unaudited)

                 Notes to Consolidated Financial Statements              4 - 5

         Item 2. Management's Discussion and Analysis of Financial       5 - 10
                  Condition and Results of Operations

         Item 3. Controls and Procedures                                 10

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                       11

         Item 2. Changes in Securities                                   11

         Item 3. Defaults upon Senior Securities                         11

         Item 4. Submission of Matters to Vote of Security Holders       11

         Item 5. Other Information                                       11

         Item 6. Exhibits and Reports                                    11

         Item 7. Signatures                                              12

Item 1. Financial Statements

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                           March 31,            December 31,
                                                             2003                   2002
                                                           Unaudited              Audited
                                                           ---------              -------

Current assets:
   Cash and cash equivalents                           $    8,824              $   43,141
   Accounts receivable - trade                             99,542                  46,428
   Inventories                                            165,133                 205,551
   Other current assets                                     9,832                  28,275
                                                       ----------               ---------
      Total current assets                                283,331                 323,395
                                                       ----------               ---------

Property and equipment, net                               448,623                 514,417
Deferred Financing costs                                  130,434                 149,068
Other assets                                               17,370                  17,370
                                                       ----------               ---------
      Total assets                                     $  879,758               1,004,250
                                                       ==========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term Debt                                     $   31,860              $  128,413
   Current portion of convertible note                    185,500                 185,500
   Bank Note                                               33,550                  33,550
   Customer deposits                                       89,492                 286,990
   Short term loan payable                                163,192                 163,192
   Accounts payable                                     1,194,018               1,214,792
   Accrued expenses                                       597,667                 413,534
                                                       ----------               ---------
      Total current liabilities                         2,295,279               2,425,971



Long Term liabilities:
Long term Debt                                            127,431                       -
Non current portion of bank note                           42,355                  50,326
Convertible Debenture                                   1,639,309               1,653,815
                                                       ----------               ---------


      Total liabilities                                $4,104,374              $4,130,112
                                                       ----------               ---------



Shareholders' equity (deficit)
   Preferred Stock - .01 par value
      10,000,000 shares authorized
      No shares issued
   Common stock - .01 par value,
     200,000,000 and 45,000,000 shares authorized,
      41,544,455 and 41,254,455 issued
      41,418,655 and 41,128,655 outstanding
      in 2003 and 2002 respectively.                      415,545                 412,545

   Additional paid-in capital                          15,549,848              15,546,611
   Reserve for stock compensation                         160,909                 160,909
   (Deficit)                                          (18,953,085)            (18,848,094)
                                                       ----------               ---------
                                                       (2,826,783)             (2,728,029)
   Common stock held in treasury,
    at cost                                              (397,833)               (397,833)
                                                       ----------               ---------
   Total shareholders' equity (deficit)                (3,224,616)             (3,125,862)
                                                       ----------               ---------
   Total liabilities and shareholders'
   Equity                                              $  879,758              $1,004,250
                                                       ==========               =========


   The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                       Three Months Ended March 31
                                                   2003                             2002
                                                   ----                             ----

 NET SALES                                   $  476,297                       $  469,797
                                             ----------                       ----------


Operating costs and expenses:

      Cost of sales                              72,807                          184,805
      Research and development                  121,740                          257,732
      Selling, general
       and administrative                       279,142                          539,318
      Depreciation                               64,856                           83,007
                                             ----------                       ----------

                                                538,545                        1,064,862
                                             ----------                       ----------

Operating (loss)                                (62,248)                        (595,065)

Other income (expenses):
   Interest Income                                    -                                -
   Interest Expense                             (24,106)                         (33,626)
   Finance Expense                              (18,633)                        (143,694)
                                             ----------                       ----------

Net (loss)                                  $  (104,987)                      $ (772,385)
                                             ==========                       ==========



Net(loss)per common share
  basic and diluted                         $     (0.00)                     $     (0.03)
                                             ==========                       ==========



The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                             Three Months Ended March 31
                                                             2003                   2002
                                                             ----                   ----
Cash flows from operating activities:
   Net (Loss)                                           $  (104,987)         $  (772,385)
                                                        -----------          -----------

Adjustments to reconcile net (loss) to
 net cash provided by (used for)
 operating activities:
   Depreciation                                              64,856               83,007
   Interest expense non cash                                 24,106              116,470
   Financing expense non cash                                18,633                    -
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     (53,114)            (147,562)
    Other receivable                                              -               20,721
    Inventories                                              40,417               57,813
    Other current assets                                    (18,443)              48,550
   Increase (decrease) in:
     Accounts Payable and
       accrued expenses                                     163,359              125,498
       Customer deposits                                   (197,498)            (138,254)
                                                        -----------          -----------

Total adjustments                                            42,317              166,243
                                                        -----------          -----------

 Net cash provided by (used for)
  operating activities                                      (62,670)            (606,142)
                                                        -----------          -----------

Cash flows from investing activities:

 Purchase of property and equipment - net                         -              (13,455)
                                                        -----------          -----------

   Net cash used in investing activities                          -              (13,455)
                                                        -----------          -----------

Cash flows from financing activities:
 Increase (decrease)in
  Bank Note                                                  (7,971)                   -
  Issuance of Convertible Debt                                    -              613,935
  Short term loan Payable                                         -                8,000
  Capitalized Lease / Debt                                   36,324                    -
                                                        -----------          -----------

   Net cash (used in) provided
    by financing activities                                  28,353              621,935
                                                        -----------          -----------

Net increase (decrease) in
 cash and cash equivalents                                  (34,317)               2,338

Cash and cash equivalents -
 beginning of period                                         43,141               17,075
                                                        -----------          -----------

Cash and cash equivalents -
 end of period                                               8,824                19,413


    The accompanying notes are an integral part of these consolidated financial statements.


                     SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1. Operations and Summary of Significant Accounting Policies

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

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

Description of Business
-----------------------

Science Dynamics Corporation (the "Company", "SciDyn" or "Science
Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history SciDyn has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently SciDyn still provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacture to a solution provider focused on developing applications through software on our core platform technology.

Acquisition of Assets
---------------------

On March 31, 2003, the Company acquired certain business assets and liabilities of Modern Mass Media, Inc. (MMM), a privately held company based in Florham Park, NJ. The Company will file within the requisite time period the consolidated financial information on Form 8-K, which will reflect proforma statements for the period ended March 31, 2003.

Use of Estimates
----------------

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.


Income per share
----------------

Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2002.


Business Overview
-----------------

During the first quarter of 2003, SciDyn produced and shipped several new
products and product enhancements.    This is a reflection of the product re-
positioning actions taken last year.   Most notable of these products is the
new MinuteMan prepaid switch and the first Commander inmate phone control system to incorporate SciDyn voice over packet capabilities. The Company's software development division is now focused on providing Telecommunication solutions to a wider customer base, both within the Inmate marketplace and the wider global commercial business world.

On February 27, 2003, the Company signed an agreement with Laurus Master Fund, Ltd., to extend the Maturity Date of each of the convertible debentures to December 31, 2004. In exchange for the extended Maturity Dates, the Company has agreed to repay the aggregate principal amount of the Notes and interest commencing April 1st 2003 and ending December 31, 2004. The schedule includes a principal conversion feature as previously described.
The payment schedule will be accelerating, meaning that the size of the monthly payments will start low and increase over time.

On March 31, 2003, the Company through its newly formed majority owned subsidiary M3 Acquisition Corp., acquired certain business assets and assumed certain liabilities of Modern Mass Media, Inc. (MMM), a privately held company based in Florham Park, NJ. Modern Mass Media, Inc. is in the business of providing audio/video technology that includes consultation, custom engineering, facility design, audio/visual products, installation, testing, user training and repair service. With this acquisition the Company
has embarked on a strategy of diversification & growth.   The Company
auditors will be performing their audit of Modern Mass Media in the near future and a Form 8-K with proforma statements will be filed shortly thereafter.

The Company continues to face the challenges of a market unsure of its
direction.   However, the Company believes it is now in a more secure
position. The Company continues to look for new & innovative products & services to deploy. The Company is actively looking for partners to work with in new markets.

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

Development will also continue in the area of morepowerful investigative tools. The Investigator's File Cabinet will provide a single repository for storing call records, recordings and other documents related to a specific case or investigation.

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

   Three Months ended March 31, 2003 (unaudited) compared to the Three Months ended March 31, 2002 (unaudited).



                                                    Three Months Ended
                                                         March 31,
                                                   2003            2002
                                                   ----            ----

           Sales                                  476,297         469,797

           Net (Loss)                            (104,987)       (772,385)

           Net (Loss) Per Share                    $(0.00)         $(0.03)



                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2003        2002         2003      2002
                                      ----        ----         ----      ----

          Cost of Goods Sold         72,807     184,805          15%      39%

          Research & Development    121,740     257,732          26%      55%

          Sales, General & Admin    279,142     539,318          59%     115%

          Depreciation               64,856      83,007          14%      18%

          Total Operating Costs
          and Expenses            $ 538,545   1,064,862         114%     227%


Sales for the three months ended March 31, 2003 were $476,297 an increase of $6,500 from sales of $469,797 for the three months ended March 31, 2002. The Company's revenue in 2003 was predominantly derived from the non-exclusive license sale of our technology and sales of the MinuteMan Calling Platform. The sales results from the comparative quarter ended March 31, 2002 were derived from the Commander Product Line along with sales of the VFX Product Line.

Cost of Goods sold decreased to $ 72,807 in the three months ended March 31, 2003 from $184,805 in the corresponding three months ended March 31, 2002. The decrease in the cost of goods sold both in absolute dollars and percentage of sales was directly related to the increased margins due to the sale of the license of our technology and the sales of the software based MinuteMan Product.

Research & Development expenses decreased to $121,740 in the three months ended March 31, 2003 as compared to $257,732 in the comparable three months ended March 31, 2002. The decrease in research and development expenses during the first three months of 2003 reflects the reduction in the development staff for the IP Telephony Integrator product line that occurred in the first quarter of 2002, natural attrition and other cost cutting initiatives.

Sales, General & Administrative expenses decreased to $279,142 in the three months ended March 31, 2003, compared to $539,318 in the three months ended March 31, 2002. The Company has significantly reduced its operating requirements as streamlining of operations and cost curtailment measures have been implemented.

Depreciation expenses decreased to $64,856 in the three months ended March 31, 2003, compared to $83,007 in the three months ended March 31, 2002.

Interest Expense is interest paid and accrued on the Convertible Notes, the line of credit and the interest due for the loan from a stockholder.

Finance Expense in the first three months ended March 31, 2003 was $18,633
that consists of the amortization of the finance cost.   The finance expense
in the period ending March 31, 2002, includes $116,470 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued between February 6, 2002 and April 1, 2002. The finance expense also includes the amortization of the finance cost.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $8,824 for the three months ended March 31, 2003 from $19,413 at March 31, 2002. Net cash used for operating activities was $62,670 during the three month ended March 31, 2003 compared to $606,142 in the corresponding three months ended March 31, 2002. The increase in accounts payable and accrued expenses consists of over extended accounts payable, arrearages to the landlord and newly established extended terms with some of our vendors. The accrued expenses consist primarily of accrued interest due on the convertible notes and the accrued Calabash Consulting LTD consultancy fee. We have reached a tentative agreement with the landlord and will be relocating to smaller quarters. After a final residence is located, a final repayment schedule will be agreed upon.

Net cash used in investing activities was zero for the three months ended March 31, 2003, compared to $13,455 in the corresponding three months ended March 31, 2002. This decrease was attributable to budgetary restraints for capital expenditures.

Net cash provided by financing activities in the three months ended March 31, 2003 amounted to $28,353 compared to $621,935 in the corresponding three
months ended March 31, 2002.   This was the outcome of the renegotiation of
the capital lease obligation. The repayment agreement has been extended for a period of 60 months.

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our operating cash flow deficiencies
primarily through debt financing.   Our liabilities consist of over extended
accounts payable, accrued compensation and the accrued Calabash Consulting Ltd. consultancy fee.

We have successfully negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with other vendors. We
cannot guarantee that any of these discussions will be successful.   If we
are unable to obtain successful negotiations, our business may well be severely affected.

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


Item 3. CONTROLS AND PROCEDURES.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
---------------------------------------------



Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

        Employee Options

        The previous employee stock option plan expired November 2002, at that time 491,200 options expired. On February 28, 2003, the Company pursuant to the new stock option plan issued 660,000 options from the new plan at .03, which included 160,000 options issued to Joy C. Hartman.

        Issuances of Stock for Services or in Satisfaction of Obligations
        None.


Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        On March 31, 2003, the Company through its newly formed majority owned subsidiary M3 Acquisition Corp., acquired certain business assets and assumed certain liabilities of Modern Mass Media, Inc.
        (MMM), a privately held company based in Florham Park, NJ. Modern Mass Media, Inc. is in the business of providing audio/video technology that includes consultation, custom engineering, facility design, audio/visual products, installation, testing, user training and repair service. The Company auditors will be performing their audit of Modern Mass Media in the near future and a Form 8-K with proforma statements will be filed within the requisite time period.

Item 6. Exhibits and Reports

        A press release was filed on Form 8-K as Exhibit 99.01 on April 15, 2003 reflecting the acquisition of certain business assets and assumed certain liabilities of Modern Mass Media, Inc. on March 31, 2003.

Item 7. Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


SCIENCE DYNAMICS CORPORATION


BY:    /s/ Alan C. Bashforth
       ----------------------
       CEO/President

DATED: May 15, 2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature               Title                 Date
      ---------               -----                 ----


BY:  /s/ Alan C. Bashforth   CEO/President          May 15, 2003
     ---------------------   Chairman of the Board
     Alan C. Bashforth       Secretary



BY:  /s/ Joy C. Hartman      CFO                    May 15, 2003
     ---------------------
     Joy C. Hartman

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


May 15, 2003

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


May 15, 2003


/s/ Joy C. Hartman
Joy C. Hartman, Chief Financial Officer