Form 10QSB
period 2003-06-30
SCIENCE DYNAMICS CORP
filed 2003-08-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2003
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

                                  22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


      7150 N. Park Dr, Suite 500   Pennsauken, NJ  08109
          -----------------------------------------------------
                (Address of principal executive offices)

                      (    856     )     910-1166
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


         08/13/2003    41,428,655 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                          INDEX

                                                                    PAGE NO.

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

      Consolidated Balance Sheets as of June 30, 2003 (unaudited)       1
      and December 31, 2002 (audited)

      Consolidated Statements of Operations for six months ended        2
      June 30, 2003 (unaudited) and six months ended
      June 30, 2002 (unaudited)

      Consolidated Statements of Cash Flows for six months ended        3
      June 30, 2003 (unaudited) and six months ended
      June 30, 2002 (unaudited)

      Notes to Consolidated Financial Statements                        4 - 5


   Item 2.   Management's Discussion and Analysis of Financial          5 - 13
          Condition and Results of Operations

   Item 3.   Controls and Procedures                                    14

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings                                          15

   Item 2.   Changes in Securities                                      15

   Item 3.   Defaults upon Senior Securities                            15

   Item 4.   Submission of Matters to Vote of Security Holders          15

   Item 5.   Other Information                                          15

   Item 6.   Exhibits and Reports                                       15

   Item 7.   Signatures                                                 16

Item 1. Financial Statements


                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


ASSETS
                                                     June 30,        December 31,
                                                      2003               2002
                                                    Unaudited          Audited
                                                    ---------        -----------
Current assets:
   Cash and cash equivalents                      $   133,572         $   43,141
   Accounts receivable - trade                        709,823             46,428
   Inventories                                        237,177            205,551
   Other current assets                                32,299             28,275
                                                    ---------          ---------
      Total current assets                          1,112,871            323,395
                                                    ---------          ---------

Property and equipment, net                           415,137            514,417
Deferred Financing costs                              111,801            149,068
Other assets                                                -             17,370
Goodwill                                              470,997                  -
                                                    ---------          ---------
      Total assets                                $ 2,110,806         $1,004,250
                                                    =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term payable                             $   131,860         $  128,413
   Current portion of convertible note                185,500            185,500
   Bank Note                                           33,550             33,550
   Customer deposits                                   87,871            286,990
   Deferred Income                                     29,836                  -
   Revolving Credit Line                              203,500                  -
   Short term loan payable                            163,192            163,192
   Accounts payable                                 1,922,864          1,214,792
   Accrued expenses                                   434,819            413,534
   Subscribed Stock                                   200,000                  -
                                                    ---------          ---------
      Total current liabilities                     3,392,992          2,425,971
                                                    ---------          ---------

Long term liabilities:
Long term Debt                                        572,121                  -
Non current portion of bank note                       34,290             50,326
Convertible Debenture                               1,874,861          1,653,815
                                                    ---------          ---------

      Total liabilities                             5,874,264          4,130,112
                                                    ---------          ---------

Minority Interest                                           -                  -

Shareholders' equity (deficit)
Preferred Stock - .01 par value
     10,000,000 shares authorized                           -                  -
      No shares issued
   Common stock - .01 par value,
      200,000,000 and 45,000,000 shares authorized,
      41,554,455 and 41,254,455 issued
      41,428,655 and 41,128,655 outstanding
       in 2003 and 2002 respectively.                 415,545            412,545

   Additional paid-in capital                      15,754,478         15,546,611
   Reserve for stock compensation                           -            160,909
   (Deficit)                                      (19,535,648)       (18,848,094)
                                                    ---------          ---------
                                                   (3,365,625)        (2,728,029)
   Common stock held in treasury,
    At cost                                          (397,833)          (397,833)
   Total shareholders' equity (deficit)            (3,763,458)        (3,125,862)
                                                    ---------          ---------
   Total liabilities and shareholders'
    Equity                                        $ 2,110,806        $ 1,004,250
                                                    =========          =========

      The accompanying notes are an integral part of these consolidated financial statements.




                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                       Six Months Ended          Three Months Ended
                                            June 30,                  June 30,
                                       2003          2002         2003          2002
                                       ----          ----         ----          ----


NET SALES                           $1,774,885   $  655,878   $1,298,588    $186,081
                                     ---------     --------    ---------     -------


Operating costs and expenses:

      Cost of sales                    770,590      276,642      697,783      91,838
      Research and development         213,593      423,071       91,852     165,339
      Selling, general
          and administrative         1,163,480      934,124      884,338     394,806
      Depreciation                     171,663      155,002      106,807      71,995
                                     ---------     --------    ---------     -------

                                     2,319,326    1,788,839    1,780,780     723,978
                                     ---------     --------    ---------     -------

Operating (loss)                      (544,441)  (1,132,961)    (482,192)   (537,897)

Other income (expenses):
   Other Income                          1,720                     1,720
   Interest Expense                    (63,845)     (70,328)     (39,739)    (36,702)
   Finance Expense                     (80,988)    (191,204)     (62,354)    (47,511)
                                     ---------     --------    ---------     -------

Net (loss)                            (687,554)  (1,394,493)    (582,565)   (622,110)
                                     =========     ========    =========     =======


Net (loss) per common share
  basic and diluted                 $    (0.02)  $     (0.5)   $   (0.01)  $   (0.02)
                                     =========     ========    =========     =======

Weighted average shares
  outstanding basic and diluted     34,485,986   27,889,860   34,485,986  27,889,860


   The accompanying notes are an integral part of these consolidated financial statements.



                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Six Months Ended June 30
                                                     2003              2002
                                                     ----              ----

Cash flows from operating activities:
   Net (loss)                                  $  (687,553)    $ (1,394,493)
                                                 ---------        ---------

Adjustments to reconcile net (loss) to
 net cash provided by (used for)
 operating activities:
   Depreciation                                    171,663          155,002
   Interest expense non cash                        63,845
   Financing expense non cash                       80,988          191,204
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                           (663,396)         (36,118)
    Other receivable                                     -            60,721
    Inventories                                    (31,626)          102,774
    Other current assets                           (23,963)           98,623
    Other assets                                    17,370                 -
     Increase (decrease) in:
     Accounts Payable and
        accrued expenses                           708,439           355,018
     Short term payable                              3,447                 -
     Deferred Income                                29,836                 -

        Customer deposits                         (199,119)         (120,167)
                                                 ---------        ----------

Total adjustments                                  157,484           807,057
                                                 ---------        ----------

 Net cash provided by (used for)
  operating activities                            (530,069)         (587,436)
                                                 ---------        ----------

Cash flows from investing activities:

 Purchase of property and equipment - net                -          (133,455)
                                                 ---------        ----------

   Net cash (used) in investing activities               -          (133,455)
                                                 ---------        ----------

Cash flows from financing activities:
 Increase (decrease) in
  Subscribed Stock                                 200,000                 -
  Issuance of Convertible Debt                     217,000           698,113
  Short term loan Payable                                -            18,776
  Revolving Credit Line                            203,500                 -
                                                 ---------        ----------

   Net cash (used in) provided by
   financing activities                            620,500           716,889
                                                 ---------        ----------

   Net increase (decrease) in
   cash and cash equivalents                        90,431            (4,003)

Cash and cash equivalents -
 beginning of period                                43,141            17,075
                                                 ---------        ----------

Cash and cash equivalents -
 end of period                                   $ 133,572        $   13,073
                                                 ---------        ----------

   The accompanying notes are an integral part of these consolidated financial statements.


                 SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


1.   Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------

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

Science Dynamics Corporation formed a subsidiary M3 Acquisition Corp. (M3) and has acquired Modern Mass Media, which was established in July 1, 1970
and was incorporated in the State of New Jersey.    Modern Mass Media is a
company with a 30-year history of selling media solutions to some of the most widespread corporations in the Northeast. Since the company's inception in the early 1970s, it has been a leader in providing audio/video technology to corporate clients that span the spectrum from finance and advertising to healthcare and pharmaceuticals. MMM has also provided and continues to provide solutions to public institutions from local governments to educational institutions such as regional school boards and colleges.



Principles of Consolidations
----------------------------

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained.
All significant intercompany accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

Income per share
----------------

Per-share data has been computed on the basis of the weighted average number of shares of common stock outstanding during the periods.


2.  Acquisition of Assets
    ---------------------

Science Dynamics Corporation through its newly formed subsidiary, M3 Acquisition Corp. (M3) has acquired certain business assets and liabilities of Modern Mass Media, Inc. (MMM), a privately held company based in Florham Park, NJ. The acquisition builds on SciDyn's core competencies and helps diversify its product offering. The Company filed the consolidated financial information on Form 8-K, which reflected proforma statements for the period ended March 31, 2003.


3.  Segment Reporting
    -----------------

Management views its business in two divisions, the software engineering division and the audiovisual division.


                                              Six Months          Six Months
                                                Ended               Ended
                                            June 30, 2003        June 30 2002
                                            -------------        ------------
Revenue
        Audio Visual Division                 $ 1,076,067                   -
        Software Technology Division              698,818             655,878
                                            -------------        ------------
               Total Consolidated Revenue     $ 1,774,885         $   655,878
                                            -------------        ------------

Net Loss
        Audio Visual Division                $    114,099                   -
        Software Technology Division              573,454           1,394,493
                                            -------------        ------------
               Total Consolidated Net Loss   $    687,554          $1,394,493
                                            -------------        ------------

Assets
        Audio Visual Division                $  1,330,044                   -
        Software Technology Division              780,762           1,004,250
                                            -------------        ------------
               Total Consolidated Assets     $  2,110,806         $ 1,004,250
                                            -------------        ------------



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2002.

Business Overview
-----------------

On March 31, 2003, Science Dynamics Corp. (the "Company") through its newly formed 80% majority owned subsidiary, M3 Acquisition Corp., acquired certain business assets and assumed certain liabilities of Modern Mass Media, Inc., a privately held company based in Florham Park, NJ.
M3 Acquisition, doing business as Modern Mass Media, Inc., is in the business of providing audio/video technology that includes consultation, custom engineering, facility design, audio/visual products, installation, testing, and user training and repair service.

The Company developed its position as a leader in the delivery of audio and visual systems solutions by providing complete turnkey solutions. From its inception MMM has offered design, fabrication and installation of multi media and video presentation systems, rental and repair services supported by a highly trained, professional and experienced staff. As the need for advanced business communications continued to grow and became more sophisticated, so to has MMM's offering. The need for professional assistance in the selection of the appropriate audio/video equipment and the support services of that equipment has become increasingly important. With our diversified product and service offerings, MMM has become a vendor of choice to a widespread client base.

Modern Mass Media's management has been focusing their efforts on reducing operating costs while maintaining the company's gross margin. During the second quarter of 2003, we reduced operating costs to better reflect the company's current revenue projections. In addition, we have been solidifying relationships with key vendors that will enable us to offer value add solutions to the existing customer base. This strategy will help the company focus on higher margin business while providing distinctive differentiators from its current competitors.

The Company's telecom technology division has focused efforts to expand its position within the inmate phone control market. New emphasis has been placed on updating existing products and services in this market and to embark on developing new solutions paced with the current direction of the inmate phone control market. This focus has been emphasized by recent deployments of systems with several new nationwide carrier customers. The company is also working to expand the scope of value added services within this market to increase recurring revenue for transaction-based products. New relationships have also been formed with international carriers using the recently introduced pre-paid calling card platform. The company believes that focusing on markets with established performance, and an existing presence provides a more stable foundation on which to increase long-term stable revenue.

The Company expects operating losses and negative cash flow for the foreseeable future as we must obtain orders, introduce additional services and create optional procurement methods. We believe that increasing our revenues will depend in large part on our ability to offer products and services that are attractive to our customers, increase customer awareness of our product offerings by developing effective marketing and promotional activities and develop strategic relationships.

PRODUCTS AND SERVICES
---------------------

The Company's audiovisual integration segment is now focusing efforts on providing the following value added services to its customer base:

Turnkey Audio/Visual System Design and Implementation
MMM's turnkey solutions provide complete solutions to customers from the initial design all the way through to the implementation, training and on-going maintenance.

Service
With MMM's service team MMM customers receive customized service level agreements to ensure an optimized level of service for all their audio\visual needs. Customers have the comfort of being backed by a service team that has the capabilities to provide everything from board level repairs to complete equipment replacement.

Staging and Rental
Our staging and rental group provides a full array of equipment and services to meet our clients' temporary and special situations' needs. With access to a full inventory of projection and video equipment we can meet our client rental needs for daily, weekly or monthly periods.

Design and Engineering
With our Design and Engineering team MMM provides our customers with a complete designed and engineered audio/visual solution tailored to their needs. In addition, our engineering team works closely with a customer's architect or consulting team to ensure our solutions seamlessly integrate into the customer's environment.

The Company's software technology segment continues to focus its efforts on its core competencies:


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

The latest releases of the MinuteMan also provide greater flexibility in system integration with support for various database technologies. Support will be provided for Microsoft SQL Server, the open source MYSQL server, and the original embedded data engine of the MinuteMan. All applications developed for the MinuteMan will operate on any of the supported database solutions. This allows system owners to operate at a cost and performance level, which they feel appropriate.

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

Video over Frame Relay

The market for the VFX has not flourished due to International economic conditions. The lifecycle of this product is at the mature stage and the company has resolved against devoting any resources to further development. The company has decided to discontinue this product after exhausting the stock.




RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Six Months ended June 30, 2003 (unaudited) compared to the Six Months ended June 30, 2002 (unaudited).


                                                Six Months Ended
                                                     June 30,
                                               2003          2002
                                               ----          ----
                 Sales                      1,774,885       655,878

                 Net (Loss)                  (687,554)   (1,394,493)

                 Net (Loss)  Per Share        $ (0.02)      $ (0.05)


                                OPERATING EXPENSES        PERCENT OF SALES
                                   2003      2002           2003      2002
                                   ----      ----           ----      ----

Cost of Goods Sold              770,590    276,642         43.4%     42.2%

Research & Development          213,593    423,071         12.0%     64.5%

Sales, General & Admin.       1,163,480    934,124         65.6%    142.4%

Depreciation                    171,663    155,002          9.7%     23.6%

Total Operating Costs
and Expenses                  2,319,326  1,788,839        130.7%    272.7%

Sales for the six months ended June 30, 2003 were $1,774,885, which includes revenue from the acquired audiovisual division for the three months commencing April 1, 2003, compared to SciDyn revenue of $655,878 for the corresponding six months ended June 30, 2002. Sales from our audiovisual division for the period ended June 30, 2003 was $1,076,067 and $698,818 was derived from our software technology division. Sales from the audiovisual division were strongest in the equipment sales and engineering fabrication areas with sales from our technology division resulting from the commander line and licensing of our technology.

Cost of Goods sold increased to $ 770,590 in the six months ended
June 30, 2003 from $276,642 in the corresponding six months ended
June 30, 2002. These costs include the expenses for the three months commencing April 1, 2003 of Modern Mass Media. Costs of $640,974 were derived from our audiovisual division and costs of $129,616 were derived from our software technology division. The increase in the cost of goods sold is associated with lower profit margins from our audiovisual division with the software technology division maintaining a higher profit margin.

Research & Development expenses decreased to $213,593 in the six months ended June 30, 2003 as compared to $423,071 in the comparable six months
ended June 30, 2002.   The research and development expenses are entirely
derived from the software technology division. The decrease in research and development expenses during the six months of 2003 reflects the full implementation of cost cutting measures and strategies and the reduction in the development staff for the IP Telephony Integrator product line that occurred in the first quarter of 2002.


Sales, General & Administrative expenses increased to $1,163,480 in the six months ended June 30, 2003, compared to $934,124 in the six months ended June 30, 2002. These expenses include the expenses for the three months commencing April 1,2003, of Modern Mass Media. Selling, general and administrative costs of $614,246 were derived from our software technology division and $549,234 was derived from our audiovisual division. The increase is a result of the additional expenses of the acquired entity. Overall the Company has reduced its operating requirements by streamlining its operations and continuing to implement cost cutting initiatives.

Depreciation expenses increased to $171,663 in the six months ended
June 30, 2003, compared to $155,002 in the six months ended June 30, 2002. The increase represents the write off of certain assets in the software technology division that are no longer being utilized.

Interest Expense is interest paid and accrued on the Convertible Notes, the line of credit and the interest due for the loan from a stockholder.

Finance Expense in the first six months ended June 30, 2003 was $80,988 consisting of $43,721 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued on April 1, 2003, from the Laurus Master Fund, Ltd to finance the acquisition and $37,267 relating to the amortization of the finance
cost.   The finance expense in the period ending June 30, 2002, includes
$116,470 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes from the Laurus Master Fund, Ltd issued between February 6, 2002 and April 1, 2002. The finance expense also includes the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $43,721, as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.

RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Three Months ended June 30, 2003 (unaudited) compared to the Three Months ended June 30, 2002 (unaudited).


                                                   Three Months Ended
                                                         June 30
                                                   2003        2002
                                                   ----        ----

Sales                                         1,298,588      186,081

Net (Loss)                                     (582,564)    (622,110)

Net (Loss)  Per Share                           $ (0.01)     $ (0.02)



                                   OPERATING EXPENSES      PERCENT OF SALES
                                    2003      2002          2003      2002
                                    ----      ----          ----      ----

Cost of Goods Sold               697,783    91,838          53.7%     49.4%

Research & Development            91,852   165,339           7.1%     88.9%

Sales, General & Admin.          884,338   394,806          68.1%    212.1%

Depreciation                     106,807    71,995           8.2%     38.7%

Total Operating Costs
and Expenses                   1,780,780   723,978         137.1%    389.1%



Sales for the three months ended June 30, 2003 were $1,298,588 an increase of $1,112,507 from sales of $186,081 for the three months ended
June 30, 2002. Sales from our audiovisual division for the period ended June 30, 2003 was $1,076,067 and $222,521 was derived from our software technology division. Sales from the audiovisual division were strongest in the equipment sales and engineering fabrication areas with sales from our technology division resulting mainly from the commander line and licensing of our technology.


Cost of Goods sold increased to $697,783 in the three months ended
June 30, 2003 from $91,838 in the corresponding three months ended
June 30, 2002. Costs of $640,974 were derived from our audiovisual division and costs of $56,809 were derived from our software technology division. The increase in the cost of goods sold is associated with lower profit margins from our audiovisual division with the software technology division maintaining a higher profit margin.

Research & Development expenses decreased to $91,852 in the three months ended June 30, 2003 as compared to $165,339 in the comparable three months ended June 30, 2002. The decrease in research and development expenses during the six months of 2003 reflects the reduction in the development staff for the IP Telephony Integrator product line that occurred in the first quarter of 2002, natural attrition and other cost cutting initiatives.


Sales, General & Administrative expenses increased to $884,338 in the three months ended June 30, 2003, compared to $394,806 in the three months ended June 30, 2002. Selling, general and administrative costs of $335,104 were derived from our software technology division and $549,234 were derived from our audiovisual division. The increase is a result of the additional expenses of the acquired entity. Overall the Company has reduced its operating requirements by streamlining its operations and continuing to implement cost cutting initiatives.


Depreciation expenses increased to $106,807 in the three months ended
June 30, 2003, compared to $71,995 in the three months ended June 30, 2002. The increase represents the write off of certain assets in the software technology division that are no longer being utilized.


Interest Expense is interest paid and accrued on the Convertible Notes, the line of credit and the interest due for the loan from a stockholder.

Finance Expense in the three months ended June 30, 2003 was $62,354. The finance expense includes $43,721 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible note issued on April 1, 2003. The finance expense also includes $18,633 the amortization of the finance cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $43,721 as calculated under the provisions of the EITF. This amount was immediately expensed, as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.



LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents increased to $133,572 for the six months ended June 30, 2003, from $13,073 at June 30, 2002. Net cash used for operating activities was $530,069 during the six months ended June 30, 2003 compared to $587,436 in the corresponding six months ended June 30, 2002. Net cash used for operating activities was the net loss of $687,553; offset by an increase in accounts receivable, accounts payable and accrued expenses and customer deposits. The increase in accounts payable and accrued expenses in the software technology division consists of over extended accounts payable, accrued compensation and the accrued Calabash Consulting Ltd. consultancy fee.

Net cash used in investing activities was zero for the six months ended June 30, 2003, compared to $133,455 in the corresponding six months ended June 30, 2002. This decrease was attributable to overall budgetary restraints and postponements of capital expenditures.

Net cash provided by financing activities in the six months ended
June 30, 2003, amounted to $620,500 compared to $716,889 in the corresponding six months ended June 30, 2002. This was directly related to the net proceeds received from Laurus Master Fund, Ltd .to finance the acquisition of Modern Mass Media and the $203,500 draw down of the revolving
credit line.   Laurus Master Funds, Ltd. agreed to make advances and
investments available to the Company in the aggregate amount of up to $1,000,000 based on accounts receivable of Modern Mass Media at an advance
rate of 80% of eligible accounts receivable.   In the latter part of June,
the company subscribed 4,000,000 shares of stock at $.05 for a total of $200,000 to an accredited investor to counterbalance some of its cash deficit.

Science Dynamics Corporation acquired Modern Mass Media for a purchase
price of $600,000.   The negotiated payment terms were $100,000 at signing,
$100,000 to be paid within thirty days, of which $75,000 was paid subsequent
to the quarter closing and the remainder deferred.   The remaining $400,000
is to be paid over a five-year period. The Company partially financed the acquisition through a Purchase and Security Agreement between Laurus Master Fund, Ltd. and the Company. The Company issued a convertible note on March 31, 2003, for the advancement of $247,750 with net proceeds of $217,000 at the time of the acquisition.

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our operating cash flow deficiencies primarily through debt and equity financing. The software technology division of the company is delinquent on its trade payables. The delinquency with vendors has prompted several creditors to threaten legal collection action or in some cases file a complaint and summons for amounts due on trade credit. The Company has been able to handle these complaints by negotiating extended payment schedules with some of our vendors. We have successfully negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with other vendors. We cannot guarantee that any of these discussions will be successful. In addition, the creditors provide vital services and equipment that if discontinued would cause there to be disruptions in the Company's ordinary course of business and severely limit the Company's ability to conduct normal business operations going forward.

The sales revenue shortfall has greatly impacted cash on hand. The Company's currently anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated cash requirements for the next twelve months we must increase sales to provide cash flow from operations. Management believes that the acquisition of Modern Mass Media will improve the company's cash flow as a result of the consolidation of overhead of the two companies and
the restructuring that has been implemented.   In addition, the software
division focus on the Commander product, the inmate business, should result in longer contractual relationships with customers. This should result in more monthly recurring revenue and more consistent revenue streams from new and existing customers.

The Company does not have sufficient cash on hand to continue its operations without generating sufficient cash from operations or to obtain additional funds from other sources. The inability to generate sufficient cash from operations or to obtain the required additional funds could require SciDyn to reduce or curtail operations. The auditors have expressed a going concern opinion and the company acknowledges that concern. Management believes the recent acquisition will expand the product and service offerings and enhance SciDyn's consolidated revenue in the future.



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

Item 3.   CONTROLS AND PROCEDURES.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.   OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
_____________________________________________________

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us for the period ending June 30, 2003 that were not registered under the Securities Act of 1933, as amended, (the "Securities Act") all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

Private Placements of Common Stock and Warrants for Cash

None.

Sales of Debt and Warrants for Cash

On March 31, 2003, we entered into a securities purchase agreement with one accredited investor, Laurus Master Fund, Ltd. for (1) advances to be made by Laurus to the Company in the aggregate principal amount of up to $1,000,000, (2) the issuance by the Company of a warrant exercisable to purchase 250,000 shares of common stock of the Company and (3) issuance of 8% convertible debentures in the aggregate amount of $247,500.

The debentures were convertible into common stock at a conversion price of the lower of 103% of the average closing price for the common stock three days prior to the closing date subject to adjustment. The closing fee and legal fees for the Purchase and Security Agreement were $30,000 and $750 for the escrow agent fee. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.


               Date              Conv Notes
            ---------------------------------
               4/1/2003         $  247,500

            Total 2003:         $  247,500
            ---------------------------------

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

DATED: August 14, 2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature               Title                 Date
      ---------               -----                 ----


BY:  /s/ Alan C. Bashforth   CEO/President          August 14, 2003
     ---------------------   Chairman of the Board
     Alan C. Bashforth       Secretary



BY:  /s/ Joy C. Hartman      CFO                    August 14, 2003
     ---------------------
     Joy C. Hartman

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


August 14, 2003

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


August 14, 2003


/s/ Joy C. Hartman
Joy C. Hartman, Chief Financial Officer