Form 10QSB
period 2003-09-30
SCIENCE DYNAMICS CORP
filed 2003-11-14
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  September 30, 2003
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


         11/13/2003    41,428,655 shares of common stock were outstanding.

            S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                          INDEX

                                                                    PAGE NO.

PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

      Consolidated Balance Sheets as of September 30, 2003 (unaudited) 1 and December 31, 2002 (audited)

      Consolidated Statements of Operations for nine months and three Months Ended September 30, 2003 (unaudited) and nine
      months ended and three months September 30, 2002 (unaudited)      2

      Consolidated Statements of Cash Flows for six months ended        3
      September 30, 2003 (unaudited) and six months ended
      September 30, 2002 (unaudited)

      Notes to Consolidated Financial Statements                        4 - 5


   Item 2.   Management's Discussion and Analysis of Financial          5 - 12
          Condition and Results of Operations

   Item 3.   Controls and Procedures                                    13

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings                                          14

   Item 2.   Changes in Securities                                      14

   Item 3.   Defaults upon Senior Securities                            14

   Item 4.   Submission of Matters to Vote of Security Holders          14

   Item 5.   Other Information                                          14

   Item 6.   Exhibits and Reports                                       14 - 15

   Item 7.   Signatures                                                 16

Item 1. Financial Statements


                      SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


ASSETS
                                                  September 30,      December 31,
                                                      2003               2002
                                                    Unaudited          Audited
                                                    ---------        -----------

Current assets:
   Cash and cash equivalents                      $    16,742         $   43,141
   Accounts receivable - trade                        555,567             46,428
   Inventories                                        237,336            205,551
   Other current assets -                              28,275
                                                  -----------         ----------
     Total current assets                             809,645            323,395
                                                  -----------         ----------

Property and equipment,net                            361,167            514,417
Deferred Financing costs                               89,324            149,068
Other assets                                                -             17,370
Goodwill                                              500,997                  -
                                                  -----------         ----------
      Total assets                                $ 1,761,133         $1,004,250
                                                  ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term payable                             $   256,860         $  128,413
   Current portion of convertible note                185,500            185,500
   Bank Note                                           33,550             33,550
   Customer deposits                                   56,152            286,990
   Deferred Income                                     82,658                  -
   Revolving Credit Line                              203,500                  -
   Short term loan payable                            163,192            163,192
   Accounts payable                                 1,867,269          1,214,792
   Accrued expenses                                   522,989            413,534
                                                  -----------         ----------
      Total current liabilities                     3,371,670          2,425,971
                                                  -----------         ----------

Long term liabilities:
Long term Debt                                        569,466                  -
Non current portion of bank note                       26,074             50,326
Convertible Debenture                               1,874,861          1,653,815
                                                  -----------         ----------

      Total liabilities                             5,842,071          4,130,112
                                                  -----------         ----------

Minority Interest                                           -                  -

Shareholders' equity (deficit)
Preferred Stock - .01 par value
     10,000,000 shares authorized                           -                  -
      No shares issued
   Common stock - .01 par value,
      200,000,000 and 45,000,000 shares authorized,
      41,554,455 and 41,254,455 issued
      41,428,655 and 41,128,655 outstanding
       in 2003 and 2002 respectively.                 415,545            412,545

   Additional paid-in capital                      15,754,478         15,546,611
   Reserve for stock compensation                           -            160,909
   (Deficit)                                      (19,853,128)       (18,848,094)
                                                  -----------         ----------
                                                   (3,683,105)        (2,728,029)
   Common stock held in treasury,
    At cost                                          (397,833)          (397,833)
                                                  -----------         ----------
   Total shareholders' equity (deficit)            (4,080,938)        (3,125,862)
                                                  -----------         ----------

   Total liabilities and shareholders'Equity      $ 1,761,133        $ 1,004,250
                                                  ===========         ==========

      The accompanying notes are an integral part of these consolidated financial statements.




                            SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                       Nine Months Ended           Three Months Ended
                                           September 30,              September 30,
                                       2003          2002           2003          2002
                                       ----          ----           ----          ----



NET SALES                           $2,797,047    $ 812,143     $1,022,162    $156,266
                                    ----------    ---------     ----------    --------



Operating costs and expenses:

      Cost of sales                  1,527,241      357,611        756,653      80,969
      Research and development         303,138      593,707         89,545     170,636
      Selling, general
          and administrative         1,662,409    1,258,679        511,671     324,536
      Depreciation                     227,312      225,115         55,649      70,113
                                    ----------    ---------     ----------    --------

                                     3,720,100    2,435,112      1,413,518     646,254
                                    ----------    ---------     ----------    --------

Operating (loss)                      (923,053)  (1,622,969)      (391,356)   (489,988)

Other income (expenses):
   NJ NOL refund                       146,000       90,000        146,000      90,000
   Other Income                            499            -         (1,221)          -
   Interest Expense                   (125,013)    (120,577)       (61,168)    (50,250)
   Finance Expense                    (103,465)    (311,193)       (22,477)   (119,989)
                                    ----------    ---------     ----------    --------

Net (loss)                         $(1,005,032) $(1,964,739)     $(330,222)  $(570,227)
                                    ==========    =========     ==========    ========

Net (loss) per common share
  basic and diluted                $     (0.02)   $   (0.07)    $    (0.01)   $  (0.02)
                                    ==========    =========     ==========    ========

Weighted average shares
 outstanding basic and diluted      41,418,655   27,889,860     41,418,655  27,889,860


   The accompanying notes are an integral part of these consolidated financial statements.



                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                Nine Months Ended September 30
                                                     2003              2002
                                                     ----              ----


Cash flows from operating activities:
   Net (loss)                                  $(1,005,032)      $(1,964,199)
                                                -----------        ----------

Adjustments to reconcile net (loss) to
 net cash provided by (used for)
 operating activities:
   Depreciation                                    227,312           255,115
   Interest expense non cash
   Financing expense non cash                      103,465           311,193
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                           (509,140)          (53,669)
    Other receivable                                     -            60,721
    Inventories                                    (31,785)           85,699
    Other current assets                            28,275            90,884
    Other assets                                    17,370                 -
     Increase (decrease) in:
     Accounts Payable and
        accrued expenses                           761,932           484,869
     Short term payable                            (66,864)                -
     Deferred Income                                82,658                 -
     Customer deposits                            (230,838)         (148,772)
                                                -----------        ----------

Total adjustments                                  382,385         1,086,040
                                                -----------        ----------

 Net cash provided by (used for)
  operating activities                            (622,647)         (878,699)
                                                -----------        ----------

Cash flows from investing activities:

 Purchase of property and equipment - net                -          (133,455)
                                                -----------        ----------

   Net cash (used) in investing activities               -          (133,455)
                                                -----------        ----------

Cash flows from financing activities:
 Increase (decrease) in
  Line of Credit                                         -            (7,885)
  Issuance of Convertible Debt                     217,000         1,082,421
  Short term loan Payable                          175,748           (37,000)
  Revolving Credit Line                            203,500                 -
                                                -----------        ----------

   Net cash (used in) provided by
   financing activities                            593,593         1,037,536
                                                -----------        ----------

   Net increase (decrease) in
   cash and cash equivalents                       (26,399)           (4,618)

Cash and cash equivalents -
 beginning of period                                43,141            17,075
                                                -----------        ----------

Cash and cash equivalents -
 end of period                                  $   16,742         $  12,457
                                                ===========        ==========


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

Science Dynamics Corporation formed a subsidiary M3 Acquisition Corp. (M3) and has acquired Modern Mass Media, which was established in July 1, 1970 and was incorporated in the State of New Jersey. Modern Mass Media (MMM) is a company with a 30-year history of selling media solutions to some of the most widespread corporations in the Northeast. Since the company's inception in the early 1970s, it has been a leader in providing audio/video technology to corporate clients that span the spectrum from finance and advertising to healthcare and pharmaceuticals. MMM has also provided and continues to provide solutions to public institutions from local governments to educational institutions such as regional school boards and colleges.

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



                                             Nine Months          Nine Months       Three Months        Three Months
                                                Ended               Ended              Ended                Ended
                                         September 30, 2003   September 30,2002   September 30, 2003   September 30,2002
                                         ------------------   -----------------   ------------------   -----------------
Revenue
        Audio Visual Division                 $ 1,874,666                   -        $   798,599                   -
        Software Technology Division              922,381             812,143            223,563             156,266
                                            -------------        ------------        -----------         -----------
               Total Consolidated Revenue     $ 2,797,047         $   812,143        $ 1,022,162         $   156,266
                                            -------------        ------------        -----------         -----------

Net Loss
        Audio Visual Division                 $   297,914                   -        $   192,957                   -
        Software Technology Division              707,118           1,964,739            137,265             570,227
                                            -------------        ------------        -----------         -----------
               Total Consolidated Net Loss    $ 1,005,032         $ 1,964,739        $   330,222         $   570,227
                                            -------------        ------------        -----------         -----------

Assets
        Audio Visual Division                 $ 1,194,136                   -        $ 1,194,136                   -
        Software Technology Division              566,997           1,237,778            566,997           1,237,778
                                            -------------        ------------        -----------         -----------
               Total Consolidated Assets      $ 1,761,133         $ 1,237,778        $ 1,761,133         $ 1,237,778
                                            -------------        ------------        -----------         -----------




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

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

Modern Mass Media's management continues to focus their efforts on reducing operating costs while maintaining the company's gross margin. During the third quarter of 2003, we made additional cost reductions and began to leverage synergies between MMM and Science Dynamics telecom division. In addition, we have been solidifying relationships with key vendors that will enable us to offer value add solutions to the existing customer base. This strategy will help the company focus on higher margin business while providing distinctive differentiators from its current competitors.

The Company's telecom technology division has focused efforts to expand its position within the inmate phone control market. New emphasis has been placed on updating existing products and services in this market and to embark on developing new solutions paced with the current direction of the inmate phone control market. The company's efforts have started to result in more consistent opportunities in the inmate market as service providers begin to view the company as a supplier of innovative solutions for this market.

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

The Company's software technology segment continues to focus its efforts on its core competencies:

Commander Call Control System

The Commander call control system is built on SciDyn's unique BubbleLINK(c) software architecture. This open system platform is a combination of integrated Computer Telephony (CTI) hardware and software, which can handle thousands of call transactions per hour and provide correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

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

MinuteMan

The MinuteMan product, built on SciDyn's core BubbleLINK(c) technology, is a complete turnkey system providing all aspects of a pre-paid and debit card platform. MinuteMan provides PSTN interface, card databases, IVR and SMDR collection. The MinuteMan is ideal for smaller pre-paid card vendors that want to break free from the resale only mode of the card business. MinuteMan is also the ideal front end for VoIP carriers that are looking to complete their offerings for low cost international traffic. Most VoIP Gateways do not offer a robust solution for pre-paid calling. Most of these carriers have been forced to purchase or lease expensive adjunct systems to integrate pre-paid solutions into their VoIP networks. The MinuteMan provides all of the necessary functions to convert an existing VoIP toll bypass network into a full-featured international pre-paid network.

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

Nine Months ended September 30, 2003 (unaudited) compared to the Nine Months ended September 30, 2002 (unaudited).


                                               Nine Months Ended
                                                  September 30,
                                               2003           2002
                                               ----           ----

                 Sales                         2,797,047      812,143

                 Net (Loss)                   (1,005,032)  (1,964,739)

                 Net (Loss)  Per Share           $ (0.02)     $ (0.07)



                                OPERATING EXPENSES        PERCENT OF SALES
                                   2003      2002           2003      2002
                                   ----      ----           ----      ----

Cost of Goods Sold            1,527,241    357,611          54.6%     44.0%

Research & Development          303,138    593,707          10.9%     73.1%

Sales, General & Admin.       1,662,409  1,258,679          59.4%    155.0%

Depreciation                    227,312    225,115           8.1%     27.7%


Total Operating
Costs and Expenses            3,720,100   2,435,112        133.0%    299.8%


Sales for the nine months ended September 30, 2003 were $2,797,047, which includes revenue from the acquired audiovisual division for the six months commencing April 1, 2003, compared to SciDyn revenue of $812,143 for the corresponding nine months ended September 30, 2002. Sales from our audiovisual division for the period ended September 30, 2003 was $1,874,666 and $922,381 was derived from our software technology division. Sales from the audiovisual division were strongest in the equipment sales and engineering fabrication areas with sales from our technology division resulting from the commander line and licensing of our technology.

Cost of Goods sold increased to $ 1,527,241 in the nine months ended September 30, 2003 from $357,611 in the corresponding nine months ended September 30, 2002. These costs include the expenses for the six months commencing April 1, 2003 of Modern Mass Media. Costs of $1,315,640 were derived from our audiovisual division and costs of $211,601 were derived from our software technology division. The increase in the cost of goods sold is associated with lower profit margins from our audiovisual division with the software technology division maintaining a higher profit margin.

Research & Development expenses decreased to $303,138 in the nine months ended September 30, 2003 as compared to $593,707 in the comparable nine
months ended September 30, 2002.   The research and development expenses are
entirely derived from the software technology division. The decrease in research and development expenses during the nine months of 2003 reflects the full implementation of cost cutting measures and strategies. In addition the reduction in the development staff for the IP Telephony Integrator product line occurred in the first quarter of 2002.

Sales, General & Administrative expenses increased to $1,662,409 in the nine months ended September 30, 2003, compared to $1,258,680 in the nine months ended September 30, 2002. These expenses include the expenses for the six months commencing April 1, 2003, of Modern Mass Media. Selling, general and administrative costs of $817,470 were derived from our software technology division and $844,939 was derived from our audiovisual division. The increase is a result of the additional overhead from Modern Mass Media. Overall the Company has reduced its operating requirements by streamlining its operations and continuing to implement cost cutting initiatives.

Depreciation expenses increased to $227,312 in the nine months ended September 30, 2003, compared to $225,115 in the nine months ended September 30, 2002.

Interest Expense is interest paid and accrued on the Convertible Notes, the line of credit and the interest due for the loan from a stockholder.

Finance Expense in the first nine months ended September 30, 2003 was $103,465 consisting of $43,721 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued on April 1, 2003, from the Laurus Master Fund, Ltd to finance the acquisition
and $59,744 relating to the amortization of the finance cost.   The finance
expense in the period ending September 30, 2002, includes $116,470 relating to the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes from the Laurus Master Fund, Ltd issued between February 6, 2002 and April 1, 2002. The finance expense also includes the amortization of the finance cost.

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

Three Months ended September 30, 2003 (unaudited) compared to the Three Months ended September 30, 2002 (unaudited).


                                                  Three Months Ended
                                                     September 30,
                                                   2003        2002
                                                   ----        ----


                  Sales                        1,022,162    156,266

                  Net (Loss)                    (330,222)  (570,227)

                  Net (Loss)  Per Share          $ (0.01)   $ (0.02)



                                   OPERATING EXPENSES      PERCENT OF SALES
                                    2003      2002          2003      2002
                                    ----      ----          ----      ----


Cost of Goods Sold               756,653    80,969          74.0%      7.9%

Research & Development            89,545   170,636           8.8%     16.7%

Sales, General & Admin.          511,671   324,536          50.1%     31.7%

Depreciation                      55,649    70,113           5.4%      6.9%


Total Operating
Costs and Expenses             1,413,518   646,254         138.3%     63.2%



Sales for the three months ended September 30, 2003 were $1,022,162 an increase of $865,896 from sales of $156,266 for the three months ended September 30, 2002. Sales from our audiovisual division for the period ended September 30, 2003 was $798,599 and $223,563 was derived from our software technology division. Sales from the audiovisual division were strongest in the equipment sales and engineering fabrication areas with sales from our technology division resulting mainly from the commander line and licensing of our technology.

Cost of Goods sold increased to $756,653 in the three months ended September 30, 2003 from $80,969 in the corresponding three months ended September 30, 2002. Costs of $674,667 were derived from our audiovisual division and costs of $81,986 were derived from our software technology division. The increase in the cost of goods sold is associated with lower profit margins from our audiovisual division.

Research & Development expenses decreased to $89,545 in the three months ended September 30, 2003 as compared to $170,636 in the comparable three months ended September 30, 2002. The decrease in research and development expenses during the nine months of 2003 reflects the reduction in the development staff for the IP Telephony Integrator product line that occurred in the first quarter of 2002, natural attrition and other cost cutting initiatives.

Sales, General & Administrative expenses increased to $511,671 in the three months ended September 30, 2003, compared to $324,536 in the three months ended September 30, 2002. Selling, general and administrative costs of $206,824 were derived from our software technology division and $304,847 was derived from our audiovisual division. The increase is a result of the additional expenses from Modern Mass Media. Overall the Company has reduced its operating requirements by streamlining its operations and is continuing to implement cost cutting initiatives.

Depreciation expenses decreased to $55,649 in the three months ended September 30, 2003, compared to $70,113 in the three months ended September 30, 2002. The decrease represents the write off of certain assets in the software technology division that are no longer being utilized in the first quarter of 2003. Additionally due to our weak cash flow capital expenditures have been delayed.

Interest Expense is interest paid and accrued on the Convertible Notes, the line of credit and the interest due for the loan from a stockholder.

Finance Expense in the three months ended September 30, 2003 was $22,477 which consisted of amortization of finance costs.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $16,742 for the nine months ended September 30, 2003, from $43,141 at December 31, 2002. Net cash used for operating activities was $622,647 during the nine months ended
September 30, 2003 compared to $908,699 in the corresponding nine months ended September 30, 2002. Net cash used for operating activities consists of the net loss $1,005,032 the increase in accounts receivable and decrease in customer deposits and short term payable; offset by an increase in accounts payable, accrued expenses and deferred income. The increase in accounts payable and accrued expenses in the software technology division consists of over extended accounts payable, accrued compensation and the accrued Calabash Consulting Ltd. consultancy fee.

Net cash used in investing activities was zero for the nine months ended September 30, 2003, compared to $133,455 in the corresponding nine months ended September 30, 2002. This decrease was attributable to overall budgetary restraints and postponements of capital expenditures.

Net cash provided by financing activities in the nine months ended September 30, 2003, amounted to $596,248 compared to $1,037,536 in the corresponding nine months ended September 30, 2002. Net proceeds of $420,500 were directly related to the financing provided by Laurus Master Fund, Ltd for the acquisition of Modern Mass Media and the draw down of
the revolving credit line.   Laurus Master Funds, Ltd. agreed to make
advances available to the Company in the aggregate amount of up to $1,000,000 based on accounts receivable of Modern Mass Media at an advance rate of 80% of eligible accounts receivable.

Science Dynamics Corporation acquired Modern Mass Media for a purchase
price of $600,000.   The negotiated payment terms were $100,000 at signing,
$100,000 to be paid within thirty days, of which $75,000 was paid.
The remaining $400,000 is to be paid over a five-year period. The Company partially financed the acquisition through a Purchase and Security Agreement between Laurus Master Fund, Ltd. and the Company. The Company issued a convertible note on March 31, 2003, for the advancement of $247,750 with net proceeds of $217,000 at the time of the acquisition.

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

The Company does not have sufficient cash on hand to continue its operations without generating sufficient cash from operations or by obtaining additional funds from other sources. The inability to generate sufficient cash from operations or to obtain the required additional funds could require SciDyn to reduce or curtail operations. The auditors have expressed a going concern
opinion and the company acknowledges that concern.   Management believes the
recent acquisition will expand the product and service offerings and enhance SciDyn's consolidated revenue in the future.


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


Item 3.   CONTROLS AND PROCEDURES.

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II.   OTHER INFORMATION

SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
_____________________________________________________

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities


RECENT SALES OF UNREGISTERED SECURITIES

The securities described below represent our securities sold by us for the period ending September 30, 2003 that were not registered under the Securities Act of 1933, as amended, (the "Securities Act") all of which were issued by us pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

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

Issuances of Stock for Services or in Satisfaction of Obligations
None.


Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Item 6.   Exhibits and Reports

          A Form 8-K/A was filed on July 16, 2003 reflecting the acquisition of certain business assets and assumed certain liabilities of Modern Mass Media, Inc. on March 31, 2003.

Item 7.   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


SCIENCE DYNAMICS CORPORATION


BY:     /s/ Alan C. Bashforth
        ---------------------
        CEO/President / Acting CFO


DATED:  November 14, 2003
        ---------------------


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      Signature                  Title                      Date
      ---------                  -----                      ----



BY:  /s/ Alan C. Bashforth       CEO/President/Acting CFO  November 14, 2003
         -----------------       Chairman of the Board
         Alan C. Bashforth       Secretary

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


November 14, 2003

/s/Alan C. Bashforth, CEO, President and Acting CFO
   Alan C. Bashforth, CEO, President and Acting CFO