Form 10KSB
period 2003-12-31
SCIENCE DYNAMICS CORP
filed 2004-04-09
CIK 350644

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-KSB

(Mark One)
[x] Annual report under Section 13 or 13(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

                      7150 N. Park Drive, Suite 500
                    Pennsauken, New Jersey 08109
                 (Address of principal executive offices)

Issuer's telephone number: 856-910-1166

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ending December 31, 2003 were $4,108,510.

As of April 7, 2004, the aggregate market value of the voting common stock of the registrant held by non-affiliates of the registrant computed by reference to the average bid and asked price of such common equity on that date was $8,103,813.

As of April 7, 2004, the issuer had 41,418,655 outstanding shares of Common Stock.

Transitional small business format  Yes ___    No  X

PART I
--------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL OVERVIEW
----------------

Science Dynamics Corporation (the "Company, "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company has been developing and delivering technologically advanced telecommunication solutions for over twenty-five years.

2003 has been a transition year for the Company, with the continuing slowdown in deployment of infrastructure in our traditional customer base and many organizational changes in the Inmate Telephony arena. Our efforts were refocused on diversifying our customer base and product offering to offset the risks associated with the telecommunications market.

Even though the Inmate Telephony business continues to provide revenue for the company, we have been rebuilding the business by partnering with many other organizations and providing them with custom solutions accented toward their individual requirements. Science Dynamics still regards itself as a market leader in this business and is one of a few companies in this area with applicable patented technology.

As a result of these efforts, on December 22, 2003, Evercom Systems, Inc. (Evercom) and Science Dynamic Corp. (SDC) executed a series of agreements which provide, among other things, that SDC will assist Evercom in accelerating its development of a next generation IP based inmate telephony system. In concert with this development effort, SDC has sold to Evercom certain Intellectual Property that relates to technology known as "voice over Internet protocol". As a condition of the purchase and consulting agreements, SDC will receive a perpetual, royalty-free, non-exclusive license to use the technology primarily developed by SDC during this contract term with the condition that SDC may only exploit such technology outside of the law enforcement market place. Under this contract, SciDyn engineering resources will be required for the development of the new platform, design and consultancy services for the next four years.

In conjunction with our efforts to diversify our product offering and customer base into other business sectors, on March 31, 2003, the Company, through its newly formed majority owned subsidiary M3 Acquisition Corp., acquired certain business assets and assumed certain liabilities of Modern Mass Media, Inc. ("Modern Mass Media" or "MMM"), a privately held company based in Florham Park, NJ. Modern Mass Media is in the business of providing audio/video technology that includes consultation, custom engineering, facility design, audio/visual products, installation, testing, user training and repair service. The acquisition should expand the product offerings and capabilities of the Company.

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

With SciDyn's recent acquisition of Modern Mass Media's assets, SciDyn will continue to develop products and services that will build on Modern Mass Media's long standing relationship with its Fortune 500 customer base. SciDyn's engineering expertise coupled with Modern Mass Media's ability to provide continual high quality service, enables the combined companies to provide a full suite of products and services to an existing customer base.
 This will allow SciDyn to move from primarily a product based offering to a mix of products and services, resulting in a more consistent recurring revenue stream. In addition to providing an expanded product and service offering, the acquisition will create the opportunity to take advantage of operating synergies between the two companies, enabling not only increased revenue opportunities but also a reduction in overall operating costs.

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

Commander Call Control System

The Commander call control system is built on SciDyn's unique BubbleLINK(T) software architecture. This open system platform is a combination of integrated Computer Telephony (CTI) hardware and software, which can handle thousands of call transactions per hour and provide correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

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

During 2003, Scidyn commenced deployment of its next generation Commander system. This next Commander system operates on the latest technology and provides greater capabilities for new features, including SciDyn's first internal recording solution, now a fully integrated component providing great cost savings over the traditional recording equipment used today. Commander Systems are no longer assembled exclusively from components purchased from a single vendor. Our software has now been successfully ported to support multiple vender's equipment and currently two vendors have been selected as sources for components of the next generation Commander. This provides SciDyn greater flexibility, reliability and pricing in producing and supporting new systems.

Scidyn is also continuing development and integration of new biometric technology interfaces to the Commander. Biometric technology is fast becoming a realistic tool for increasing system security at many levels. SciDyn and the Commander product will lead the industry with practical and effective biometric solutions.

Development will also continue in the area of more powerful investigative tools. The Investigator's File Cabinet will provide a single repository for storing call records, recordings and other documents related to a specific case or investigation.

Early 2003 saw the introduction of a new Commander system targeted at multi-facility with centralized control. This solution allows Inmate phone providers to offer all of the Commander features including the extensive call control, debit, and pre-paid solutions to the smallest facilities. Utilizing SciDyn's VoIP technology, this system provides an aggregated point of switching and control for the provider, minimizing on-site equipment and maintenance costs. The Commander will still maintain all, per facility branding and rating without the need for dedicated switching equipment at the institution.

SciDyn continues to explore opportunities with the major telephone companies in providing the Commander inmate phone control system with call transaction (price per call) programs. Management believes that the recent and continued drive to develop new capabilities for the Commander will establish the Commander and SciDyn as the leader in inmate telephone control.

MinuteMan

The MinuteMan product, built on SciDyn's core BubbleLINK(T) technology, is a complete turnkey system providing all aspects of a pre-paid and debit card platform. MinuteMan provides PSTN interface, card databases, IVR and SMDR collection. The MinuteMan is ideal for smaller pre-paid card vendors that want to break free from the resale only mode of the card business.
MinuteMan is also the ideal front end for VoIP carriers that are looking to complete their offerings for low cost international traffic. Most VoIP Gateways do not offer a robust solution for pre-paid calling. Most of these carriers have been forced to purchase or lease expensive adjunct systems to integrate pre-paid solutions into their VoIP networks. The MinuteMan provides all of the necessary functions to convert an existing VoIP toll bypass network into a full-featured international pre-paid network.

MinuteMan development is continuing based on requirements from customers and other industry trends. Enhancements to the original MinuteMan include expanded rating capabilities for specialized charges and dynamic rates.

New applications for the MinuteMan were released this year expanding the service offerings of the platform beyond traditional Pre-Paid calling cards to account based calling and calling card services, making the MinuteMan a versatile revenue source for the owner and operator. The latest releases of the MinuteMan also provide greater flexibility in system integration with support for various database technologies. including Microsoft SQL Server, the open source MYSQL server, and the original embedded data engine of the MinuteMan. All applications developed for the MinuteMan will operate on any of the supported database solutions. This allows system owners to operate at a cost and performance level which they feel appropriate.

A specialized version of MinuteMan has been developed and deployed for use in the Inmate Marketplace. This version provides an Inmate Phone Service provider with a centralized system to switch and manage pre-paid calling from all of its contracted facilities. This Version of MinuteMan capitalizes on SciDyn's years of experience in inmate phone control to provide a full featured pre-paid switch without compromising the security and fraud protection required for this specialized calling application.

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


INTELLECTUAL PROPERTY
---------------------

It is our practice to apply for patents as new products or processes appropriate for patent protection are developed. We applied for a patent on our three-way Call Detection System and on January 21, 1998 received a Notice of Allowance from the U.S. Patent Office. The formal United States Patent was received in June 1998. We hold other patents related to some of our other products. No assurance can be given as to the scope of the patent protection.

In 2001 we started the patent application process on the use of IP Telephony as it relates to certain call control applications. The process is often slow but we expect it to be completed in a routine manner and timeframe.

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

INDUSTRY
--------

There is a trend within the Industry to privatize jails and there are a number of entities emerging to administer such facilities. In some cases, these private entities operate with some autonomy with respect to selecting call control vendors. In other cases, the governing body retains such oversight. We are reviewing this changing landscape in order to position the Company to capitalize on opportunities as they materialize.

IDC estimates the market for prepaid calling cards will expand from $3.4 billion in 2000 to $5.3 billion at the end of 2005, which represents a compound annual growth rate of 9.2 percent over the forecast period. This growth is expected to be driven by increased awareness and adoption of prepaid calling cards by U.S. consumers as well as increased minutes of use.

Most organizations utilizing integration services have restrained capital expenditures and focused on maintaining infrastructure as an alternative to large scale upgrades. This trend has expanded to complete outsourcing of maintenance and support functions traditionally kept in-house. The trend in outsourcing is expected to continue as corporations are focused on minimizing capital expenditures.


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

There are six major competitors in the call control platform field. We realize the stiffness of our competition but believe we have the skills, resources and technology to garner a substantial portion of this business. With efforts directed toward transaction pricing and our keen awareness of this transitioning competitive landscape, we anticipate being able to capture a significant portion of the equipment business and a piece of each related transaction as well.

Competition in integration services comes from three primary sources:

   1. Regional audio visual resellers.
   2. IT services companies focusing on integration services.
   3. Video Teleconferencing companies aligned with telecommunication service providers.

Each of these competitors provides specialized service but only the Video Teleconferencing companies are positioned to provide a centralized network based outsourcing service. This gap in the market is an opportunity Scidyn and M3 are well positioned to pursue.


CUSTOMERS
---------

During 2003, the Company was successful in diversifying our customer base. Currently no one customer accounts for more than 10% of total sales. This is a significant improvement over 2002 when three customers accounted for an
aggregate of 55% of total sales.   Due to our acquisition of the Modern Mass
Media assets, the telecommunications sector now accounts for less than 50% of our sales, providing us with both customer and industry diversification.

EMPLOYEES
---------

As of December 31, 2003, SciDyn and its subsidiaries employed thirty-one persons on a full time basis. SciDyn supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. The Company's continued success depends heavily upon its ability to retain highly qualified and competent personnel. The Company is operating in a high growth industry, which is experiencing fierce competition for experienced and talented personnel. SciDyn continues to provide its employees with appropriate equity-linked incentives to advance the interests of the Company and its stockholders.


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


COMPLIANCE WITH ENVIRONMENTAL LAWS
----------------------------------

Company operations do not pollute or involve discharge of material into the environment. As a result, no expenditure is budgeted or required for environment protection or restoration. SciDyn is concerned about protecting the environment and participates in recycling programs.


ITEM 2. DESCRIPTION OF PROPERTY

Science Dynamics, pursuant to a three-year lease commencing June 1, 2003, leases a 3,000 square foot office in an industrial park in Pennsauken, New Jersey, utilized for office space and testing of our products and other corporate activities. As of January 2004, Modern Mass Media is on a month to month lease in Florham Park, New Jersey.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not now a party to any litigation and no action against the Company has been threatened or is known to be contemplated by any governmental agency or subdivision or any other entity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Over the Counter Bulletin Board (OTCBB) as of August 24, 2001. The symbol for the Company's Common Stock is "SIDY". The Company's Common Stock has been traded publicly since April 22, 1981. The "high" and "low" bid quotations for the Company's Common Stock for each quarterly period for the fiscal years ended December 31, 2002 and December 31, 2003 were as follows:

  Calendar Quarter  High Bid Price   Low Bid Price

        2002
        ----
        First            $.09         $ .06
        Second            .28           .05
        Third             .08           .03
        Fourth            .06           .02

	2003
        ----
        First            $.11         $ .03
        Second            .11	        .05
        Third             .09           .05
        Fourth            .13           .05



The above listed quotes reflect inter-dealer prices without retail mark-up, markdown, or commissions and are not necessarily representations of actual transactions or the true value of the Common Stock.

As of December 31, 2003, there were approximately 262 holders of record of the Common Stock of the Company.

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

Recent Sales of Unregistered Securities
---------------------------------------

Convertible Notes and Warrants

In connection with the acquisition of MMM, Laurus Master Fund, Ltd. agreed to make advances and investments available to the Company in the aggregate amount of up to $1,000,000. The Company issued a convertible note on March 31, 2003, for the advancement of $247,750 in connection with the acquisition of MMM. In addition, Laurus made available a revolving credit line based on MMM accounts receivable. $203,500 was borrowed at the time of the acquisition. In connection with these agreements, 250,000 common stock warrants were issued.

The offering of the convertible debenture was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

Option Grants

During 2003 the Company issued 660,000 options to purchase shares of the Company's common stock pursuant to the 2002 employee stock option plan, of which 280,000 options expired in 2003.

On March 1, 2003, in connection with his employment agreement as Chief Operating Officer, the Company granted Paul Burgess an option to purchase 2,000,000 shares of the Company's common stock at $.03 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

The Company is making this statement in order to satisfy the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995.

This Form 10-KSB includes forward-looking statements relating to the business of SciDyn. Forward-looking statements contained herein or in other statements made by SciDyn are made based on management's expectations and beliefs concerning future events impacting SciDyn and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.


GENERAL BUSINESS OVERVIEW
-------------------------

Throughout the majority of fiscal 2003 the traditional global telecommunications market did not show any signs of significant growth; however, it did show signs of stabilization. A number of factors continue to stagnate growth in the sector including a decline in the global economy, a result of the excess capacity that was built up during the telecom boom of the late 1990s, and regulatory uncertainty. Even though the traditional Telecommunications market was not very robust, we have seen a growing demand for VoIP technology.

While the Company continued to generate revenue from the Inmate Telephony industry the Company has continued to build on its well-founded expertise in Internet Protocol telephony. Now with the added benefit of Modern Mass Media, the Company has concentrated its future in the "Converged Communications" arena. IP Telephony is now an established, accepted and respected voice medium, with users demanding the deployment of many services and functions that this technology promises. The Company's focus is on developing and deploying these services and functions in its Intelligent Peripheral products built on its highly successful and adaptable "BubbleLINK(T)" technology. The Company's many years of experience working with the Regional Bell Operating Companies (RBOC's) has brought it the capability to integrate security, process, reliability and control together with complex billing methodologies to its product set. This experience is now being put to good use providing security, management and billing to converged IP communications.

Over the past year, the Company has created several new software releases for the Commander I and II models that have repositioned the product to capitalize on the demand for a centralized VoIP solution. This has opened the door to allow the Commander product to fill the needs of the independent service providers. This is a segment of the industry that had previously been overlooked as development centered on the needs of the large Local Exchange Carrier (LEC) customers. In addition, the product is better positioned to penetrate markets outside of the inmate telephony business. Consistent with this strategy SciDyn has engaged several upcoming independent inmate call control service providers that in the past year have been successful in displacing the local LEC competition in contract awards that were not possible without the strength and reputation of a system such as the Commander.

During the past year, SciDyn has successfully leveraged our partnerships and intellectual property to grow and diversify the Company's customer base.
The Company has rebuilt the business by partnering with many other organizations and providing them with custom solutions accented toward their individual requirements. This strategy has diversified the Company's customer base mitigating the risks associated with having the majority of the Company's revenue obtained from a single customer.

Along with system improvements to reposition Commander equipment sales, SciDyn has been developing the necessary back-office operation systems necessary to provide the complete offering required by many inmate call control companies in today's market. Back-office services include Billed Number Screening (BNS), billing data collection, and customer support. Additional services will be introduced over time to increase the value to our customers. Typically, these back-office services are charged on a monthly or transaction basis and apply to calls made through Commander platforms installed in the field. This introduces a new revenue producing operation that can extend the value of a typical system beyond the initial equipment sale to a potential three to five year revenue source.

Science Dynamics regards itself as a market leader in this business and is one of a few companies in this area with applicable patented technology. To maximize revenue potential, the Company made the decision to license its technology and take on custom development projects for other organizations. Science Dynamics is now entering a phase where the Company will be actively developing new relationships for the deployment of its IP based technology across many other business sectors. The Company has undertaken to meet its goals in the deployment of its IP technology not only through the sale of equipment but also through partnering with others in the development of new and innovative systems for specific vertical markets such as the current development contract with Evercom Systems Inc.

In addition, SciDyn acquired certain assets and assumed certain liabilities of Modern Mass Media. The acquisition of Modern Mass Media has positioned the Company to supply high quality Audio Visual, Video conferencing, and Multi Media solutions to many Fortune 500 companies. This provides SciDyn further customer and product diversification, mitigating the risks associated with the uncertainties surrounding the telecommunications market.
 In the coming months the revised and reconstructed Company intends to develop these new relationships to extend the product and service offering both within vertical markets and geographically.

Our success depends upon effective cash management. The Company believes it has made significant progress in lowering the Selling General & Administration and Research & Development expenses. We continue to drive down costs, take decisive steps to restructure the Company's business and reduce our cost structure. At December 31, 2003 we had a total of thirty-four employees. We intend to continue to increase the scope of our operations while also facing the challenge of maximizing resources effectively.

With the advent of the industry's renewed demand for VoIP technology and the Company's underlying strength in this area, the Company believes it is well positioned to take advantage of this market opportunity. In order to effectively capitalize on this opportunity the Company is continually evaluating different alternatives for raising the additional capital required to execute these strategies.

RESULTS OF OPERATIONS
---------------------

The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:


                            For the Years Ending December 31,

                                      2003           2002
                                      ----           ----

            Sales               $4,108,510       $975,473

            Net Loss             $(282,167)   $(2,771,090)

            Net Loss Per Share       (0.01)         (0.08)



                              OPERATING EXPENSES        PERCENT OF SALES
                              ------------------        ----------------

                               2003        2002           2003      2002
                               ----        ----           ----      ----

Cost of Goods Sold       $1,940,959    $429,933          47.2%     44.1%

Research & Development      382,764     748,501           9.3%     76.7%

Selling, General & Admin  2,952,218   2,274,019          71.9%    233.1%

Total Operating Costs
and Expenses             $5,275,941  $3,452,453         128.4%    353.9%



Sales for the fiscal year ended December 31, 2003 were $4,108,510 compared to $975,473 in the 2002 fiscal year. For the fiscal year ended December 31, 2003, sales from our audiovisual division amounted to $2,617,676 and sales from our software technology division amounted to $1,490,834. Revenues in 2003 and 2002 for software technology sales were predominantly derived from the Commander Product Lines, as well as revenue generated from the maintenance and support of those products

Cost of Goods Sold for the fiscal year ended December 31, 2003 increased to $1,940,959 from $429,933 in the year ended December 31, 2002. Costs of $1,516,974 were derived from the audiovisual division and costs of $423,985 were derived from the software technology division. The cost of sales in the audiovisual division are substantially higher than those for the software technology. The audiovisual division is more dependent on its supplier for pricing and credit than the software technology.

Research and development expenses decreased from $748,501 in the year ended December 31, 2002 to $382,764 in the year ended December 31, 2003, a decrease of $365,737. The decrease in research and development expenses during the year ended December 31, 2003 was due to the limited resources available for product development. We believe that continual enhancement of our products will be required to enable SciDyn to maintain its competitive position. SciDyn will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications arena which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.

Selling, general and administration expenses increased to $2,952,218 in the year ended December 31, 2003 compared to $2,274,019 in the year ended December 31, 2002. For the year ended December 31, 2003, $1,411,354 of such expenses was derived from the Software technology division and $1,540,864 of such expenses was derived from the audiovisual division. During the year ended December 31, 2003, we made significant cost cuts in this area due to the consolidation of Science Dynamics' and Modern Mass Media's back offices.

Interest Expense for the year ended December 31, 2003 includes interest accrued on our convertible notes, interest paid on the Company's bank note and a short term note from a stockholder. Interest expense for the year ended December 31, 2003 was $199,713 compared to $158,131 for the year ended
December 31, 2002.   The increase in interest expenses was due to additional
financing that was used for the acquisition of Modern Mass Media. In December 2003 we paid down $600,000 of convertible debt.

Finance Expense in the twelve months ended December 31, 2003 was $125,942, compared to $362,731 for the twelve months ended December 31, 2002 The finance expense includes the recognition of a debt discount resulting from a beneficial conversion feature embedded in the convertible notes issued to Laurus Master Fund, Ltd. and the amortization of the financing cost.

Per Emerging Issues Task Force (EITF) Number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," this beneficial conversion feature was assigned an intrinsic value of $43,721 and $218,407 for December 31, 2003 and 2002, respectively, as calculated under the provisions of the EITF. This amount was immediately expensed as the Notes were convertible into common shares of the Company at the time of the signing of the Agreement.


LIQUIDITY & CAPITAL RESOURCES
-----------------------------

Net cash provided (used) by operating activities for the years ended December 31, 2003 and 2002 was $404,578 and ($839,987), respectively. Net cash provided from operating activities for the year ended December 31, 2003 included adjustments to the net loss of $282,167, which amounted to $686,745 and was comprised of depreciation, non-cash items, increases in accounts payable and accrued expenses offset by an increase in accounts receivable.

Net cash used in investing activities for the years ended December 31, 2003 and 2002 was $34,590 and $133,455, respectively. The decrease in investing activities in 2003 was attributable to the limited resources available for capital investment.

Net cash provided (used) by financing activities for the years ended December 31, 2003 and 2002 was ($338,879) and $999,508, respectively. In December 2003 we repaid Laurus Master Fund, Ltd. $600,000 against convertible notes and $55,000 of bank notes. In connection with the acquisition of Modern Mass Media we issued a convertible note in the amount of $247,000 and borrowed against a revolving AR credit facility. We also repaid $100,000 against a loan in connection with the acquisition of Modern Mass Media.

At December 31, 2003, the Company had $74,250 in cash and cash equivalents and a $3,459,054 deficit in working capital, compared with $43,141 in cash and cash equivalents and $3,756,391 deficit in working capital at December 31, 2002. Current liabilities at December 31, 2003 were $4,164,295, compared to $4,079,786 at December 31, 2002. The deficit in working capital for the year ended December 31, 2003 is attributable to the low sales results. The increase in the current liabilities for the year ended December 31, 2003 resulted from the minimal cash flows from operation.

We have renegotiated our capital lease obligation where by the balance of
the lease will be repaid at a rate of         $2,654.85 monthly for 60
months.

The cash requirements for funding our operations have greatly exceeded cash flows from operations. We have satisfied our capital needs primarily through debt and equity financing. Our liabilities consist of over extended accounts payable and accrued executive compensation. We have successfully negotiated a payment arrangement with our prior landlord and our capital lease obligation. In addition, we have successfully negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with others. We are in discussion with other creditors
to renegotiate extended terms.   We cannot guarantee that any of these
discussions will be successful. If we are unable to successfully renegotiate any of the above payment arrangements, our business may be materially and adversely affected.

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

Our auditors have expressed a substantial doubt about the Company's ability to continue as a going concern and the Company acknowledges that concern.


ITEM 7.  FINANCIAL STATEMENTS

The Company's Financial Statements set forth at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disputes or disagreements of any nature between the Company or its management and its public auditors with respect to any aspect of accounting or financial disclosure during the Company's two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.
This evaluation was done under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act.

Changes in internal controls
----------------------------

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officers and directors and their ages and positions are as follows:

 Name               Age   Position with the Company
 ----               ---   -------------------------

 Alan C. Bashforth  53    Chairman of the Board, President,
                          Chief Executive Officer, acting Chief
                          Financial Officer and Secretary

 Paul Burgess       39    Chief Operating Officer


There were no board meetings during the fiscal year ended December 31, 2003.

BIOGRAPHIES
-----------

Alan C. Bashforth, is currently our Chairman, President, CEO, acting CFO and Secretary and has been since April 4, 2002. Prior to his present positions, Mr. Bashforth served as a director with active duties in seeking finance for the Company. Prior to serving as director, Mr. Bashforth was President and Chief Executive Officer of SciDyn until January 2000 and served as Chairman of the Board until November 30, 2000. He was President of Cascadent Communications, a major customer of SciDyn until December 15, 2000. Previously he was President of Innovative Communications Technology, LTD.
(ICT), a data communications company, located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by SciDyn in November 1996. Prior experience included ownership of the CSL Group of companies from its inception in 1975. CSL is a Communications and Computer engineering group and employed over 100 people in 1992 when Mr. Bashforth sold the company. From 1970 to 1975, Mr. Bashforth was employed by Automaten CI, LTD., an office equipment and telecommunications company, in various engineering and sales positions leading to the position of General Manager. Mr. Bashforth was educated in electronic engineering at Mid Herts Polytechnic College in England and holds a Higher National Diploma in Electronic Engineering.

Paul Burgess, most recently, Mr. Burgess was with Plan B Communications where he held positions as President and Chief Financial Officer. Mr. Burgess was responsible for successfully restructuring the business and bringing the company to profitability. Mr. Burgess was also responsible for increasing the company's annual sales from $1.7 million to over $15 million.
 Prior to Plan B Communications Mr. Burgess spent three years with MetroNet Communications, where he had major responsibilities for the development of MetroNet's coast to coast intra and inter city networks. MetroNet Communications was recently acquired by AT&T for $5 billion. In addition, Mr. Burgess was influential in developing the operations of MetroNet during the early growth stage of the company. Prior to joining MetroNet, Mr. Burgess was with ISM, a company recently acquired by IBM Global Services, where he was responsible for developing and deploying the company's distributed computing strategy. In addition, Mr. Burgess successfully negotiated and secured $130 million in new business for ISM.


Audit Committee
---------------

The Company does not have a separately designated standing audit committee, or a committee performing similar functions. Accordingly, the Company also does not have an audit committee financial expert since it does not have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during fiscal 2003 with the reporting requirements of Section 16(a) of the Securities Exchange Acts of 1934.

Code of Ethics
--------------

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed herewith as Exhibit 14.1.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation Summary Table

The following table sets forth all information concerning total compensation earned or paid to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company who served in such capacities as of December 31, 2003 for services rendered to the Company during each of the last three fiscal years.

                      SUMMARY COMPENSATION TABLE


                                      SUMMARY COMPENSATION TABLE

                           Annual Compensation           Long term compensation
                          -----------------------      --------------------------
Name and            Year  Salary     Bonus  Other            Awards                  All
Principal                   ($)       ($)   Annual     Restrict-   Options/   LTIP    Other
Position                                    Compen-    ed Stock    SARs(#)    Pay-    Compensa-
                                            sation ($) Award(s)($)            outs($) tion ($)
----------          ----  ------     -----  ---------- ---------  ----------  ------  --------

Alan C              2003                   126,000        -0-                         75,000(6)
Bashforth           2002                   165,000     130,909(3)
President/CEO(1)

Paul Burgess        2003   80,208                         -0-     2,000,000
COO(5)

Joy C.Hartman,      2003   96,346     -0-      -0-        -0-       160,000     -0-      -0-
CFO(2)              2002   92,308     -0-      -0-      30,000(4)  -0-          -0-      -0-
                    2001  159,519     -0-    6,731        -0-      -0-          -0-      -0-



(1) Consultancy fee paid to Calabash Consulting LTD, the remaining $114,000 has been accrued for the year ended December 31,2003. The contractual fee for the year 2003 is $240,000.

(2) On November 3, 2003, Ms. Hartman resigned as CFO and is no longer employed with the Company. Ms. Hartman is now a consultant to company on as needed basis.

(3) Pursuant to his consulting agreement, Mr. Bashforth is entitled to a bonus equal to 4,363,636 shares of the Company's common stock for the year ended December 31, 2002. These shares are valued at $.03 per share, and although the shares have not been issued to date, they have been expensed by the Company.

(4) For the year ended December 31, 2002, Ms. Hartman was granted
1,000,000 shares of the Company's common stock. These shares are valued at $.03 per share, and although the shares have not been issued to date, they have been expensed by the Company.

(5) Mr. Burgess was hired as COO on March 1, 2003 at a contractual fee of $175,000 per year. Of Mr. Burgess' $145,833 compensation for 2003, the remaining $65,625 has been accrued for the year ended
December 31,2003.

(6) Consultancy fee paid to Calabash Consulting LTD, was the remaining balance of his 2002 contract.



Options Grants for Fiscal 2003
------------------------------

Aggregate Options Exercised During the most recently completed financial year and financial year-end option values.

No options were exercised by our executive officers and directors during the most recent financial year.

Options Granted During Most Recent Financial Year.

A total of 660,000 options were granted on February 28, 2003 to 13 employees, of which Joy Hartman the former CFO was granted 160,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's Common Stock is authorized for issuance as the fiscal year ended December 31, 2003.




                          EQUITY COMPENSATION PLAN INFORMATION
                          ------------------------------------
                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     REMAINING
                          NUMBER OF                             AVAILABLE FOR FUTURE
                       SECURITIES TO BE                            ISSUANCE UNDER
                         ISSUED UPON        WEIGHTED-AVERAGE           EQUITY
                         EXERCISE OF       EXERCISE PRICE OF        COMPENSATION
                         OUTSTANDING          OUTSTANDING         PLANS (EXCLUDING
                      OPTIONS, WARRANTS    OPTIONS, WARRANTS    SECURITIES REFLECTED
                          AND RIGHTS           AND RIGHTS          IN COLUMN (a))
  PLAN CATEGORY              (a)                  (b)                   (c)
====================================================================================
Equity
compensation plans
approved by
security holders              380,000               $.03             19,620,000
====================================================================================
Equity
compensation plans
not approved by
security holders             -0-                  -0-                   -0-
====================================================================================
TOTAL                         380,000               $.03             19,620,000
====================================================================================




Security Ownership of Certain Beneficial Owners
-----------------------------------------------

The following table sets forth certain information as of March 22, 2004 with respect to the beneficial ownership of the common stock by each beneficial owner of more than 5% of the outstanding shares thereof, by each director, each nominee to become a director and each executive officer named in the Summary Compensation Table and by all executive officers, directors and nominees to become directors of the Company as a group. Under the rules of the Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned. There are no arrangements known to the Company including pledges of securities, which might, at a subsequent date, result in any change of control of the Company.

                                                            Shares of
                                                             Common
                                                              Stock
  Name and Address                                        Beneficially        Percent of
  Beneficial Owner               Title                       Owned       Outstanding Shares(1)
  ----------------               -----                    ---------     ------------------

NEObliviscaris Partnership       5% Owner                   3,852,451          9.3%
200 Bar harbor Drive
Suite 300
West Conshohocken, PA  19428


Cumberland Investments LLC       5% Owner                   3,630,951          8.8%
Golf Corporate Centre
415 W. Golf Road, Suite 17
Arlington Heights, IL  60005


Alan C. Bashforth                CEO/President            1,520,000(2)         3.7%
Le Virage                        Chairman of the
La Route de Sainte Marie,        Board, Secretary
St. Mary, Jersey, UK
JE3 3DB



All Directors, 5% owners
and Officers As a group                                    9,003,402          21.7%




If Laurus Master Fund, Ltd fully converted its debt, the potential
conversion would be 12,929,052 shares.   Contractually, it is not permitted
to hold more than 4.99% of the Company's outstanding common stock at any time. Laurus Master Fund, Ltd is only permitted to convert the debt into the Company stock if we are in default, at the present time we are not in default.

(1) Based upon a total number of 41,418,655 shares outstanding as of March 26, 2004.
(2) Shares in the name of Innovative Communications Technology, LTD., a corporation, controlled by Mr. Bashforth.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



On April 1, 2003 in connection with the acquisition of Modern Mass Media the Company entered into an employment agreement with Chip Del Coro the sole shareholder of MMM. The agreement is for a term of three years with salary of $65,000 the first year, $65,000 plus $25,000 and $30,000 draw against commission in the in the second and third year respectively.

As of November 2003, Joy Hartman, the Company's former CFO, is now a consultant to Company on an as needed basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report:

  1. FINANCIAL STATEMENTS

     Report of Independent Accountants dated March 26,2004...........Page 24
     Consolidated Balance Sheets as of December 31, 2003 and 2002....Page 25
     Consolidated Statements of Operations, two years
     ended December 31,2003..........................................Page 26
     Consolidated Statements of Cash Flows, two years
     ended December 31,2003..........................................Page 27
     Consolidated Statements of Changes in Shareholders' Equity,
     two years ended December 31,2003................................Page 28
     Notes to Consolidated Financial Statements......................Page 29-36

2. INDEX OF EXHIBITS

   Exhibit No.    Description of Exhibit
   -----------    ----------------------
   3.1            Articles of Incorporation (1)
   3.2            By-Laws (1)
   4.1            Purchase Agreement between M3 Acquisition Corp,
                  a subsidiary of Science Dynamics Corporation and Modern Mass Media, Inc. (2)
  10.1            Employment Agreement with Chip Del Coro (2)
  14.1            Code of Ethics
  21.1            List of Subsidiaries
  31.1            Certification by Alan C. Bashforth, Chief Executive
                  Officer and acting Chief Financial Officer, pursuant to Section 302 ofthe Sarbanes-Oxley Act of 2002.
  32.1            Certification by Alan C. Bashforth, Chief Executive
                  Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.1            Press Release reporting the acquisition of Modern
                  Mass Media, Inc. (2)

(1) Incorporated by reference to the Company's Registration Statement on Form S-18, File Number 33-20687, effective April 21, 1981.

(2) Incorporated by reference to the Company's current report on Form 8-K filed on April 15, 2003.


(b) Reports on Form 8-K:

    On April 15, 2003, the Company filed a current report on Form 8-K disclosing the acquisition, through its newly formed majority owned subsidiary M3 Acquisition Corp., of certain business assets and assumed certain liabilities of Modern Mass Media, Inc., a privately held company based in Florham Park, NJ.

  On July 16, 2003, the Company filed a current report on Form 8-K/A with the following financial statements of Modern Mass Media, Inc.: (1) audited balance sheet for the year ended December 31, 2002; (2) audited statement of operations for the year ended December 31, 2002; (3) audited statement of cash flows for the year ended December 31, 2002; (4) unaudited balance sheet for the period ended March 31, 2003; and (5) unaudited statement of operations for the period ended March 31, 2003. Also filed were the following pro forma financial statements of Science Dynamics Corporation and its subsidiaries: (1) unaudited combined pro forma balance sheet as of March 31, 2003; and (2) unaudited combined pro forma statement of operations for the year ended December 31, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors to date, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and December 31, 2002, and for review of the financial statements included in the Company's quarterly reports on Form 10-QSB during those fiscal years, were $ 3,800, and $ 28,000, for the respective years ended December 31, 2003 and 2002.

Audit-Related Fees. The aggregate fees billed for assurance and related services by our auditors that are reasonably related to the performance of the audit or review of our financial statements were $ 0 and $ 47,000 for the years ended December 31, 2003 and 2002, respectively. Of which $15,000 was from our subsidiary.

All Other Fees. For the fiscal year ended December 31, 2003, the Company incurred fees to auditors of $ 7,400 for services rendered to the Company, other than the services covered in "Audit Fees," "Audit-Related Fees" or "Tax Fees." The nature of such services were preparation of 8-K filing.

                              SIGNATURES

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SCIENCE DYNAMICS CORPORATION

BY:    /s/ Alan C. Bashforth
       ---------------------
       CEO/President/Acting CFO

DATED: April 8, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                 Title                      Date
   ---------                 -----                      ----

BY: /s/ Alan C. Bashforth     CEO/President/Acting CFO  April 8, 2004
    Alan C. Bashforth         Chairman of the Board
                              Secretary

                     SCIENCE DYNAMICS CORPORATION



             Index to Consolidated Financial Statements


Report of Independent Accountants dated March 26,2004..............Page 24

Consolidated Balance Sheets as of December 31, 2003
and 2002.......................................................... Page 25

Consolidated Statements of Operations, two years ended
December 31, 2003 .................................................Page 26

Consolidated Statements of Cash Flows, two years ended
December 31, 2003 .................................................Page 27

Consolidated Statements of Changes in Shareholders' Equity,
two years ended December 31,2003 ..................................Page 28

Notes to Consolidated Financial Statements........................ Pages 29-36

                       INDEPENDENT AUDITORS' REPORT


   To The Board of Directors
   Science Dynamics Corp.


     We have audited the accompanying consolidated balance sheets of Science Dynamics Corp. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Science Dynamics Corp. and subsidiaries as of December 31, 2003 and 2002, and results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1(l) to the financial statements, the Company has generated significant losses and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(l). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017

March 15, 2004

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31

                        ASSETS

                                                             2003                   2002
                                                             ----                   ----

Current assets:


   Cash and cash equivalents                             $ 74,250             $   43,141
   Accounts receivable trade                              447,061                 46,428
   Inventories                                            181,119                205,551
   Other current assets                                     2,812                 28,275
                                                         --------               --------
      Total current assets                                705,241                323,395
                                                         --------               --------


Property and equipment, net                               209,654                514,417
Deferred Asset                                             66,847                149,068
Other assets                                                2,812                 17,370
Goodwill                                                  250,498                      -
                                                         --------               --------
      Total assets                                     $1,235,052             $1,004,250
                                                         ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Short term payable                                     111,860                128,413
   Bank Note                                                    -                 33,550
   Customer deposits                                      137,004                286,990
   Deferred Income                                         35,404                      -
   SBA Loan                                                50,000                      -
   Revolving Credit Line                                  336,309                      -
   Loan payable stockholders                              163,192                163,192
   Accounts payable                                     1,488,690              1,214,792
   Accrued expenses                                       443,474                413,534
   Convertible Debenture                                1,198,362              1,839,315
   Subscribed Stock Payable                               200,000                      -
                                                         --------               --------
      Total current liabilities                         4,164,294              4,079,786

Long Term liabilities:
Long Term Debt                                            428,828                      -
Non current portion of bank Note                                -                 50,326
                                                         --------               --------

Total liabilities                                       4,593,123              4,130,112
                                                         --------               --------


Shareholders' equity -
 Preferred stock - .01 par value
   10,000,000 shares authorized                                 -                      -
        No shares issued
   Common stock - .01 par value,
     200,000,000 and 45,000,000 shares authorized,
      41,554,454 and 41,254,454 issued
      41,428,654 and 41,128,654 outstanding
      in 2003 and 2002 respectively.                      415,545                412,545

   Additional paid-in capital                          15,593,569             15,546,611
   Reserve for stock compensation                         160,909                160,909
  (Deficit)                                           (19,130,261)           (18,848,094)
                                                         --------               --------
                                                       (2,960,238)            (2,728,029)
   Common stock held in treasury, at cost                (397,833)              (397,833)
                                                         --------               --------
   Total shareholders' equity                          (3,358,071)            (3,125,862)
   Total liabilities and shareholders'
   Equity                                             $ 1,235,052            $ 1,004,250
                                                         ========               ========

                See accompanying notes to the consolidated financial statements.



                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Twelve Months Ended December 31,

                                                   2003                             2002
                                                   ----                             ----

NET SALES                                    $ 4,108,510                      $  975,473
                                               ---------                       ---------


Operating costs and expenses:

      Cost of sales                            1,940,959                         429,933
      Research and development                   382,764                         748,501
      Selling, general
          And administrative                   2,952,218                       2,173,466
                                               ---------                       ---------
                                               5,275,941                       3,351,903
                                               ---------                       ---------

Operating (Loss) before other income
 (expenses) and Cumulative effect of
 accounting change                            (1,167,431)                     (2,376,430)


Other income (expenses):

  Sale of NJ NOL                                217,021                          190,752
  Sale of Intangible Asset                    1,350,000                                -
  Write Down of Assets                         (105,603)                        (100,550)

  Interest Expense                             (199,713)                        (158,131)

  Finance Expense                              (125,942)                        (326,731)
                                               ---------                       ---------

Net Loss before cumulative effect
of accounting Change                            (31,668)                      (2,771,090)

Cumulative effect of accounting
change                                         (250,499)                               -
                                               ---------                       ---------
Net Loss                                       (282,167)                      (2,771,090)
                                               =========                       =========

Net (loss) per common share
 basic and diluted                           $    (0.01)                     $     (0.08)
                                               =========                       =========


Weighted average shares outstanding
  basic and diluted                           41,418,655                      34,485,986
                                               =========                       =========

                 See accompanying notes to the consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Year Ended December 31,

                                                             2003                   2002
                                                             ----                   ----
Cash flows from operating activities:
 Net (loss)                                             $(282,167)           $ (2,771,090)

Adjustments to reconcile net
(loss) to net cash provided by
(used for) operating activities:
   Depreciation                                           277,772                  324,215
   Interest expense non cash                                  665                  107,365
   Write-off long lived assets                            105,603                  100,550
   Other non cash items                                    73,187                  160,909
   Financing expense non cash                             125,942                  326,731
   Impairment of Goodwill                                 250,499                        -
Changes in operating assets
and liabilities:
   (Increase) decrease in:
    Accounts receivable                                  (400,633)                 (33,194)
    Other receivable                                            -                   60,721
    Inventories                                            24,432                  105,306
    Other current assets                                   25,463                   97,171
    Other assets                                           14,558                    7,993
     Increase (decrease) in:
     Accounts Payable and
     accrued expenses                                     303,839                  675,714
     Deferred Income                                       35,404                        -
     Customer Deposits                                   (149,986)                  (2,378)
                                                         --------                  -------

Total adjustments                                         686,745                1,931,103
                                                         --------                  -------

Net cash provided by (used for)
  operating activities                                    404,578                 (839,987)
                                                         --------                  -------

Cash flows from investing activities:
 Purchase of property and equipment - net                 (34,590)                (133,455)
                                                         --------                  -------

 Net cash (used) in investing activities                  (34,590)                (133,455)
                                                         --------                  -------

Cash flows from financing activities:
 Increase (decrease) in
  Repayment of Loan Payable                              (100,000)                       -
  Bank Note                                               (83,876)                 (15,659)
  Subscribed Stock                                        200,000                        -
  Issuance of Convertible Debt                                  -                1,046,975
  Repayment of convertible debt                          (661,312)                 (31,808)
  Net borrowing on Revolving AR
  credit facility                                         306,309                        -
                                                         --------                  -------

  Net cash (used in) provided by financing activities    (338,879)                 999,508
                                                         --------                  -------

  Net increase (decrease) in cash and cash equivalents     31,109                   26,066

Cash and cash equivalents -
 beginning of period                                       43,141                   17,075
                                                         --------                  -------
Cash and cash equivalents -
 end of period                                         $   74,250               $   43,141
                                                         ========                  =======

                     See accompanying notes to the consolidated financial statements.



                                       SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003 AND 2002


                          Common Stock              Additional                      Reserve     Treasury
                          ------------                Paid-In        Retained        Stock      --------
                             Shares      Amount       Capital        (Deficit)   Compensation    Shares       Amount        Total
                             ------      ------       -------       ---------   ------------    ------       ------    -----------



Balance
December 31, 2001        20,879,500     208,795    14,681,858     (16,077,004)             -     125,800     397,833    (1,584,184)

Issuance of common stock
net of related expenses  20,374,954     203,750       864,753                              -                             1,068,503


Net Loss                                                           (2,771,090)             -                            (2,771,090)


Other                                                                                160,909                               160,909


Balance                  ----------     -------    ----------      ----------        -------    -------      -------     ---------
December 31, 2002        41,254,454    $412,545  $ 15,546,611   $ (18,848,094)    $  160,909    125,800    $ 397,833  $ (3,125,862)

Issuance of common stock
net of related expenses     300,000       3,000        46,958                              -                                49,958

Net Loss                                                             (282,167)             -                              (282,167)


Balance                  ----------     -------    ----------      ----------        -------    -------      -------     ---------
December 31, 2003        41,454,454   $ 415,545  $ 15,593,569   $ (19,130,261)    $  160,909    125,800   $  397,833  $ (3,358,807)


                           See accompanying notes to the consolidated financial statements.



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

     b) Organization and Description of Business:

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history, SciDyn has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently SciDyn still provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component Manufacturer to a solution provider focused on developing applications through software on our core platform technology.

Science Dynamics Corporation formed a subsidiary M3 Acquisition Corp. (M3) and has acquired certain business assets and liabilities of Modern Mass Media, Inc. (MMM), a privately held company based in Florham Park, NJ. Modern Mass Media is a company with a 30-year history of selling media solutions to some of the most widespread corporations in the Northeast. Since the company's inception in the early 1970s, it has been a leader in providing audio/video technology to corporate clients that span the spectrum from finance and advertising to healthcare and pharmaceuticals. MMM has also provided and continues to provide solutions to public institutions from local governments to educational institutions such as regional school boards and colleges.

     c) Use of Estimates:

 Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

     d) Inventories:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

     e) Depreciation, Amortization and Long-Lived Assets

        Long-lived assets include:

       Property, plant and equipment - These assets are recorded at original cost and increased by the cost of any significant improvements after purchase. We depreciate the cost evenly over the assets' estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

       Goodwill- Goodwill represents the difference between the purchase price of acquired business and the fair value of the their net assets. Good will is not amortized.

       Identifiable intangible assets - These assets are recorded at original cost. Intangible assets with finite live are amortized evenly over their estimated useful lives. Intangible assets with indefinite lives are not amortized.

       At least annually, we review all long-lived assets for impairment. When necessary, we record charges for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

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

     h) Revenue Recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.
 Revenue from product sales is recognized when the goods are shipped and title passes to the customer. Sales of services are recognized at time of performance.

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

     k) Stock Options:

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation," to provide alternate methods of transition for companies electing to voluntarily change to the fair value method of accounting for stock-based compensation and also amends the disclosure provisions of SFAS No. 123. The provisions of SFAS No. 148 are effective for fiscal years ending December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148.

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

     l) Basis of Financial Statement Presentation:

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

     2) Accounts Receivable:

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2003 and 2002.

     3) Property and Equipment:

A summary of the major components of property and equipment is as follows:

                            2003                2002
Computers, fixtures
And equipment  	         $1,566,545          $1,487,894

Less accumulated
      Depreciation       (1,356,891)           (973,477)
                          ---------             -------
      Totals            $   209,654          $  514,417
                          =========             =======

4) Segment Reporting

Management views its business in two divisions, the software engineering division and the audiovisual division.



                                              Year               Year
                                             Ended              Ended
                                      December 31, 2003    December 31, 2002
                                      -----------------    -----------------
Revenue

 Audio Visual Division                     $ 2,617,676                   -
 Software Technology Division                1,490,834             975,473
                                      -----------------    -----------------
 Total Consolidated Revenue                $ 4,108,510         $   975,473
                                      -----------------    -----------------


Net Income (loss)

 Audio Visual Division                     $ ( 691,429)                  -
 Software Technology Division                  409,262           2,771,090
                                      -----------------    -----------------
 Total Consolidated Net Loss                 $(282,167)         $2,771,090
                                      -----------------    -----------------

Assets

 Audio Visual Division                       $ 496,883                   -
 Software Technology Division                  739,169           1,004,250
                                      -----------------    -----------------
 Total Consolidated Assets                  $ 1,235,052        $ 1,004,250
                                      -----------------    -----------------

5) Acquisitions of Assets

On March 31, 2003, Science Dynamics Corp. (the "Company") through its newly formed majority owned subsidiary, M3 Acquisition Corp., acquired certain Business assets and assumed certain liabilities of Modern Mass Media, Inc. for $600,000.The acquisition was funded through an additional Purchase and Security Agreement between Laurus Master Fund, Ltd. and the Company. Laurus Master Funds, Ltd. agrees to make advances and investments available to the Company in the aggregate amount of up to $1,000,000.The Company issued a convertible note on March 31, 2003, for the advancement of $247,750 in connection with the acquisition. In addition Laurus made available a revolving credit line based on MMM accounts receivable. $203,500 was borrowed at the time of the acquisition. In connection with these agreements 250,000 common stock warrants were issued.

Upon execution of the Purchase Agreement between the Company and Modern Mass Media, Inc. an initial payment of $100,000 was due at closing and a further payment of $100,000 due sixty days after the first payment. Modern Mass Media retained $100,000 to cover the initial payment and a holdback reserve of $55,000 to cover any outstanding checks or open items. The balance on account was remitted to M3 Acquisition .The remaining portion of the purchase price will be paid out over the next sixty months in increments of $80,000 per year, plus interest equivalent to the "Cost of Living" index, in cash or stock or a combination of both at the Buyer's discretion.


6) Income Taxes:

In 1992, the Company adopted SFAS No. 109, Accounting for Income taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized was recovered through the sale of New Jersey State net-operating loss carryovers as permitted by the State in the amount of $308,000. In 2003 and 2002 the Company recovered $ $217,021 and $163,252 respectively through the sale of New Jersey State net-operating loss carryovers as permitted by the State. This recovery was recognized as other income in the years ended 2003 and 2002 Statement of Operations.

At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2003 and 2002 operations has been reduced in its entirety by the valuation allowance.

As a result of the operating losses for the years ended December 31, 1990 and 1992-2003 the Company has available to offset future taxable income a net operating loss of approximately $20,000,000 expiring 2005-2023.
In addition, research credits expiring 2005-2017 are available to offset future taxes.

The components of the provision (credit) for income taxes from continuing operations is as follows:


                                      2003                      2002
                                      ----                      ----

Deferred

Federal               	         $       -                   $      -

Current
    Federal                              -                          -
    State                                -                          -
                                  --------                    -------

                                 $       -                   $      -
                                  --------                    -------

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:


                                      2003                      2002
                                      ----                      ----


Federal
   Statutory rate                 $(93,295)                $(934,653)

   Research tax
   Credits                        $      -                 $       -

   Tax benefit not
   Provided due
   To valuation
      Allowance                     93,295                   934,653
                                  --------                 ---------
                                  $      -                 $       -
                                  ========                 =========



Components of the Company's deferred tax assets and liabilities are as follows:

                                                 December 31,

                                      2003                      2002
                                      ----                      ----


Deferred tax assets:
Tax benefits related
To net operating
Loss carry forwards
And research tax Credits        $6,814,245                $6,720,950
                                 ---------                 ---------

Total deferred tax Asset         6,814,245                 6,720,950
                                 ---------                 ---------

Valuation Allowance for
Deferred tax Assets              6,814,245                 6,720,950
                                 ---------                 ---------

Net deferred tax Assets         $      -0-                $      -0-

                                 =========                 =========

7)	Commitments:

     a. Leases
     The Company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2003 are as follows:

              2004                  $111,744
              2005                   111,744
              2006                    16,875
              2007                        -0-

    Total minimum lease payments    $240,363
                                     =======


8) Goodwill and other Intangible Assets:

In 2002, as a result of adoption SFAS No. 142, Goodwill and Other Intangible Assets, we recorded a write-down of $250,499 for the impairment provisions related to goodwill in our Audio Visual business. The fair value of the Audio Visual business was using discounted cash flows. This write-down, was report as a cumulative effect of a change in accounting principle.

On December 22, 2003, Evercom Systems, Inc. (Evercom) and Science Dynamic Corp. (SDC) executed a series of agreements which provide, among other things, that SDC will assist Evercom in accelerating its development of a next generation IP based inmate telephony system. In concert with this development effort, SDC has sold to Evercom certain Intellectual Property that relates to technology known as "voice over Internet protocol". As a condition of the purchase agreement, SDC will receive a perpetual, royalty-free, non-exclusive license to use the technology primarily developed by SDC during this contract term with the condition that SDC may only exploit such technology outside of the law enforcement market place.

In connection with this sale the Company booked a sale of intangible asset for $1,350,000. Included in other income in the consolidated statement of operations.

The company has concluded that due to the nature of this extraordinary sale, the company will account for this transaction as a Sale of Intangible Asset outside of normal recognized revenue. The Company now considers this activity to be part of it's core business and is undertaking further initiatives to develop communication software and systems for licensing and outright sale.


9) Notes payable

   a) Short Term Loans Payable
   The short-term loan payable consists of a loan from one stockholder at December 31, 2003. Short-term borrowing amounted to $163,192 and $163,192 in 2003 and 2002 respectively.

   b) Convertible Notes Payable
   In 2002 the Company entered into various securities purchase agreements with one accredited investor for the issuance of 8% convertible debentures in the aggregate amount of $1,240,520 respectively. The debentures are convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. We paid a fund management fee of 8% amounting to $103,125 in 2002 respectively. In addition we issued 840,000 commons stock purchase warrants in 2002 respectively ranging in price from $1.46 to $.355. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment. On October 16, 2002, the Company entered into a security agreement with Laurus Master Fund, Ltd. In order to secure all its obligations pursuant to this security agreement the company granted a security interest in all its assets.

   c) Credit Line
   On March 31, 2003 the Company entered into a revolving credit line up to $1,000,000 with Laurus to factor the accounts receivable of M3 Acquisition Corp. Availability is based on accounts receivable which are less than 90 days old. Balance outstanding at December 31, 2003 is $336,309.

   d) Other Loan and Notes Payable
   In connection with the acquisition of Modern Mass Media we assumed a $50,000 SBA loan. It bears and interest rate of 4%. Principal and interest payments are deferred for 25 months. The notes is due July , 2004. The note is secured by Chip Del Cordo personal residence.

   On March 31, 2003 the Company entered into a loan agreement for the purchase of MMM. The loan amounted to $600,000. $100,000 was paid at the time of closing, an additional $100,000 was paid during 2003 The balance will paid over the next five years in equal installments of $80,000 plus interest. All or part of the loan maybe converted into the companies stock at the buyers discretion buyer's discretion. The balance at December 31, 2003 is $400,000.


10) Employment agreements
In January 2002 the Company entered into a three year employment agreement with Calabash Consulting LTD. for the services of Alan Bashforth to act as Chief Executive officer and President of the Company for an annual fee of $240,000 and a bonus of 4,363,636 shares of the Company's common stock at the end of the term or on 31st December 2002. The Company has recorded additional compensation expense of $130,909 and reserved against the capital account for the issuance of such. To date the stock has not been issued. In addition the company is responsible for payment of any state or federal tax arising out of this agreement.

On March 1, 2003 the Company entered into a three year employment agreement with Paul Burgess to become the Chief operating Officer for an annual salary of $175,000. In addition he has been granted an option to purchase 2,000,000 shares of stock at .03 a share.

On April 1, 2003 in connection with the acquisition of Modern Mass Media the Company entered into an employment agreement with Chip Del Coro the sole shareholder of MMM. The agreement is for a term of three years with salary of $65,000 the first year, $65,000 plus $25,000 and $30,000 draw against commission in the in the second and third year respectively.

11) Stock
On November 6, 2002 by written consent of the majority of stockholders, the Company, adopted an amendment to the Corporations' Certificate of Incorporation to increase the number of authorized shares of common stock, from 45,000,000 to 200,000,000 shares and create 10,000,000 shares of preferred stock,$.01 par value per share of which the Board of Directors of the Corporation shall have the right to determine the terms, rights upon issuance.

12) Stock Options and Warrants:
    a. Stock option
    The Company issued 660,000 at an exercise price of .03 in 2003 in connection with the 2002 Employee Stock Option Plan. 280,000 shares expired in 2003.

    b. Warrants
    The Company issued 250,000 and 840,000 common stock purchase warrants in 2003 and 2002 respectively at a prices ranging from $1.4339 to $0.052 per share in connection with the issuance of various convertible notes.

13) Major Customers:

    Currently no one customer accounts for more than 10% of total sales compared to 2002. This is a significant improvement over 2002 when three customers accounted for an aggregate of 55% of total sales.

14) Earnings (Loss) Per Share:

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

    The weighted average number of shares used to compute basic loss per share was 41,418,655 in 2003 and 34,485,986 in 2002.