Form 10QSB
period 2004-03-31
SCIENCE DYNAMICS CORP
filed 2004-05-17
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  March 31, 2004
                                ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ______________ to ______________

    Commission file number        000-010690
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

                                  22-2011859
                      -------------------------------
                     (IRS Employer Identification No.)


       7150 N. Park Dr., Suite 500, Pennsauken, New Jersey   08109
          -----------------------------------------------------
                (Address of principal executive offices)

                      (    856     )     910-1168
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


         05/14/2004    41,418,655 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

               S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                     INDEX
                                     -----

                                                                   PAGE NO.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2004
        (unaudited) and December 31, 2003 (audited)                    1

        Consolidated Statements of Operations for three months
        ended March 31, 2004 (unaudited) and three months
        ended March 31, 2003 (unaudited)                               2

        Consolidated Statements of Cash Flows for three months
        ended March 31, 2004 (unaudited) and three months
        ended March 31, 2003 (unaudited)                               3

        Notes to Consolidated Financial Statements                     4 - 6

        Item 2. Management's Discussion and Analysis or
        Plan of Operation                                              6 - 12

        Item 3. Controls and Procedures                                12

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                       13

       Item 2. Changes in Securities                                   13

       Item 3. Defaults upon Senior Securities                         13

       Item 4. Submission of Matters to Vote of Security Holders       13

       Item 5. Other Information                                       13

       Item 6. Exhibits and Reports on Form 8-K                        13


SIGNATURES                                                             14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                           March 31,            December 31,
                                                             2004                   2003
                                                           Unaudited              Audited
                                                           ---------              -------

Current assets:
   Cash and cash equivalents                             $     58,303          $   74,250
   Accounts receivable trade                                  725,352             447,060
   Inventories                                                159,954             181,119
   Other current assets                                         2,842               2,812
                                                          -----------           ---------
      Total current assets                                    946,451             705,241
                                                          -----------           ---------

Property and equipment, net                                   175,145             209.654
Deferred Asset                                                 44,369              66,847
Other assets                                                    2,812               2,812
Goodwill                                                      250,498             250,498
                                                          -----------           ---------
      Total assets                                       $  1,419,275          $1,235,052
                                                          ===========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term payable                                    $    261,860          $  111,860
   Customer deposits                                          172,757             137,004
   Deferred Income                                             18,441              35,404
   SBA Loan                                                    50,000              50,000
   Revolving Credit Line                                      231,028             336,309
   Loan payable stockholders                                  163,192             163,192
   Accounts payable                                         1,485,365           1,488,690
   Accrued expenses                                           475,446             443,474
   Convertible Debenture                                    1,198,362           1,198,362
   Subscribed Stock Payable                                        -0-            200,000
                                                          -----------           ---------
      Total current liabilities                             4,056,449           4,164,295

Long Term liabilities:
Long Term Debt                                                420,891             428,828
Non current portion of bank Note                                    -                   -
                                                          -----------           ---------

      Total liabilities                                     4,477,340           4,593,123
                                                          -----------           ---------

Shareholders' equity (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                                 -                   -
        No shares issued
   Common stock - .01 par value,
      200,000,000 and 45,000,000 shares authorized,
      45,554,454and 41,554,454 issued
      45,428,654and 41,128,654 outstanding
       in 2004 and 2003 respectively.                         455,545             415,545

   Additional paid-in capital                              15,753,569          15,593,569
   Reserve for stock compensation                             160,909             160,909
   (Deficit)                                              (19,030,256)        (19,130,261)
                                                          -----------           ---------
                                                           (2,660,233)        (2,960, 238)
   Common stock held in treasury, at cost                    (397,833)           (397,833)
                                                          -----------           ---------
   Total shareholders' equity (Deficit)                    (3,058,066)         (3,358,071)
                                                          -----------           ---------
   Total liabilities and shareholders'
    Equity                                               $  1,419,274          $1,235,052
                                                          ===========           =========

     The accompanying notes are an integral part of these consolidated financial statements.

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                             Three Months Ended March 31
                                                              2004                 2003
                                                              ----                 ----


 NET SALES 	                                         $ 1,534,275	      $   476,297
                                                          ----------           ----------



Operating costs and expenses:

      Cost of sales 	                                     575,611	           72,807
      Research and development	                              71,505              121,740
      Selling, general
          And administrative	                             722,068		  343,998
                                                          ----------           ----------
			                                   1,369,184		  538,545
                                                          ----------           ----------

Operating Income (Loss) before
other income (expenses)	                                     165,091              (62,248)


Other income (expenses):
   Other Income	                                               2,144                    -
   Interest Expense	                                     (44,753)             (24,106)
   Finance Expense	                                     (22,478)		  (18,633)
                                                          ----------           ----------

Net Income (Loss)                                            100,004             (104,987)
                                                          ----------           ----------

                                                                   -                    -
                                                          ----------           ----------
Net Income (Loss)                                            100,004             (104,987)


Net Income (loss) per common share Basic                  $     0.00          $     (0.00)
                                                          ==========           ==========
Net Income (loss) per common share Diluted                $     0.00          $     (0.00)
                                                          ==========           ==========


Weighted average shares outstanding Basic                 50,792,290           34,485,986
                                                          ==========           ==========

Weighted average shares outstanding Diluted (see Note 2)  76,219,014           34,485,986
                                                          ==========           ==========


The accompanying notes are an integral part of these consolidated financial statements.


                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                             Three Months Ended March 31
                                                             2004                   2003
                                                             ----                   ----


Cash flows from operating activities:
   Net (loss)		                                $  100,004            $  (104,987)
                                                          --------              ---------

Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
   Depreciation		                                    34,509                 64,856
   Interest expense non cash                                     -                 24,106
   Financing expense non cash                               22,478                 18,633
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable		                          (278,291)	          (53,114)
    Inventories		                                    21,165                 40,417
    Other current assets		                       (30)               (18,443)
     Increase (decrease) in:
     Accounts Payable and
        accrued expenses	                            28,647                163,359
     Deferred Income                                       (16,963)                     -
        Customer Deposits                                   35,753               (197,498)
                                                          --------              ---------

Total adjustments                                         (153,328)                42,316
                                                          --------              ---------

 Net cash provided by (used for)
  operating activities	                                   (52,728)               (62,671)
                                                          --------              ---------

Cash flows from investing activities:
 Purchase of property and equipment - net                        -                      -
                                                          --------              ---------

   Net cash (used) in investing activities                       -                      -
                                                          --------              ---------

Cash flows from financing activities:
 Increase (decrease) in
Short term notes 	                                   150,000                      -
Line of Credit	                                                 -                 (7,971)
  Capitalized Lease 		                            (7,937)                36,324
  Net borrowing on Revolving AR credit facility		  (105,282)		        -
                                                          --------              ---------

   Net cash (used in) provided by financing
   activities	 	                                    36,781	           28,353

   Net increase (decrease) in
   cash and cash equivalents		                   (15,947)		  (34,318)

Cash and cash equivalents -
 beginning of period		                            74,250                 43,141
                                                          --------              ---------

Cash and cash equivalents -
 end of period	                                        $   58,303	       $    8,823
                                                          --------              ---------

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

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.


Description of Business
-----------------------

Science Dynamics Corporation (the "Company, "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company has been developing and delivering technologically advanced telecommunication solutions for over thirty years.

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

As a result of these efforts, on December 22, 2003, Evercom Systems, Inc. (Evercom) and Science Dynamic executed a series of agreements which provide, among other things, that Science Dynamics will assist Evercom in accelerating its development of a next generation IP based inmate telephony system. In concert with this development effort, Science Dynamics has sold to Evercom certain Intellectual Property that relates to technology known as "voice over Internet protocol". As a condition of the purchase and consulting agreements, Science Dynamics will receive a perpetual, royalty-free, non-exclusive license to use the technology primarily developed by Science Dynamics during this contract term with the condition that Science Dynamics may only exploit such technology outside of the law enforcement market place. Under this contract, Science Dynamics' engineering resources will be required for the development of the new platform, design and consultancy services for the next four years.


Acquisition of Assets
---------------------

On March 31, 2003, the Company acquired certain business assets and liabilities of Modern Mass Media, Inc., a privately held company based in Florham Park, NJ. The income and expenses for the three months ended March 31, 2003 do not reflect any operations from Modern Mass Media.

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


Segment Reporting
-----------------
Management views its business in two divisions, the software engineering division and the audiovisual division.


                                  Three Months            Three Months
                                     Ended                   Ended
                                 March 31, 2004		 March 31, 2003
                                 --------------          --------------
Revenue
  Audio Visual Division	             $  844,056		    $       -0-
  Software Technology Division	        690,219	               476,297
                                      ---------              ---------
    Total Consolidated Revenue	    $ 1,534,275		    $  476,297
                                      ---------              ---------

Net Income (loss)
 Audio Visual Division	            $   (53,040)	    $       -0-
 Software Technology Division	        153,044		      (104,987)
                                      ---------              ---------
    Total Consolidated Net Loss	       $100,004	             $(104,987)
                                      ---------              ---------

Assets
 Audio Visual Division	                527,538	            $       -0-
 Software Technology Division	        891,738	               879,758
                                      ---------              ---------
	Total Consolidated Assets   $ 1,419,275	            $  879,758
                                      ---------              ---------

2. Earnings Per Common Share
   -------------------------

Basic earnings per common share ("EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the three month period ending March 31, 2004 the weighted average number of common shares used to compute basic earnings per share was calculated as follows:

   Number of shares outstanding at March 31, 2004             45,428,654

   Add: Shares reserved for Calabash Consulting ltd.           4,363,636
        Shares reserved for Joy Hartman as per 2002 & 2003     1,000,000
                                                              ----------
   Basic - Weighted average common shares outstanding  	      50,792,290
Upon potential exercise of Convertible debenture              23,840,057
Diluted effect of employee stock options                       1,586,667
                                                              ----------

Diluted outstanding shares                                    76,219,014
                                                              ----------

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
In the three month period ending March 31, 2003 the basic weighted average common shares outstanding used to compute basic loss per share was 34,485,986. The shares attributable to the exercise of outstanding options and convertible debentures were excluded from the calculation of diluted loss per share in the period ended March 31, 2003 These items were not calculated because the effect was anti dilutive.



Item 2. Management's Discussion and Analysis or Plan of Operation.

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


Business Overview
-----------------

During the first quarter of 2004 the company realized improved revenues from both the Software and Audio Visual divisions. In addition, the Software division produced a net profit while the Audio Visual division had reduced losses. These improving results are due to the company's focused efforts on reducing operating costs and the re-alignment of our sales efforts to higher margin products and services.

The software division continues to generate the majority of revenue from the Commander product line and has seen increasing demand for those products utilizing VoIP technology. The company intends to continue its focus on higher margin products and leverage our expertise in VoIP technology addressing growing demand in this area.

The Audio Visual division's reduced losses are a result of cost reductions and increased sales in service oriented activities including engineering, rentals and staging. These services carry a higher gross margin and therefore have been the primary focus of our sales efforts. The Audio Visual division will continue its efforts in these areas in an effort to increase gross margins and improve profitability.

While the Company continued to generate revenue from the Inmate Telephony industry, the Company has also continued to build on its well-founded expertise in Internet Protocol telephony. Now with the added benefit of Modern Mass Media, the Company has concentrated its future in the "Converged Communications" arena. IP Telephony is now an established, accepted and respected voice medium, with users demanding the deployment of many services and functions that this technology promises. The Company's focus is on developing and deploying these services and functions in its Intelligent Peripheral products built on its highly successful and adaptable "BubbleLINK(R)" technology. The Company's many years of experience working with the Regional Bell Operating Companies (RBOC's) has brought it the capability to integrate security, process, reliability and control together with complex billing methodologies to its product set. This experience is now being put to good use providing security, management and billing to converged IP communications.

Over the past year, the Company has created several new software releases for the Commander I and II models that have repositioned the product to capitalize on the demand for a centralized VoIP solution. This has opened the door to allow the Commander product to fill the needs of the independent service providers. This is a segment of the industry that had previously been overlooked as development centered on the needs of the large Local Exchange Carrier (LEC) customers. In addition, the product is better positioned to penetrate markets outside of the inmate telephony business. Consistent with this strategy SciDyn has engaged several upcoming independent inmate call control service providers that, in the past year, have been successful in displacing the local LEC competition in contract awards that were not possible without the strength and reputation of a system such as the Commander.

During the past year, SciDyn has successfully leveraged our partnerships and intellectual property to grow and diversify the Company's customer base. The Company has rebuilt the business by partnering with many other organizations and providing them with custom solutions accented toward their individual requirements. This strategy has diversified the Company's customer base, mitigating the risks associated with having the majority of the Company's revenue obtained from a single customer.

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

Our success depends upon effective cash management. The Company believes it has made significant progress in lowering its Selling General & Administrative and Research & Development expenses. We continue to drive down costs and take decisive steps to restructure the Company's business. At March 31, 2004 we had a total of thirty employees. We intend to continue to increase the scope of our operations while facing the challenge of maximizing resources effectively.

With the advent of the industry's renewed demand for VoIP technology and the Company's underlying strength in this area, the Company believes it is well positioned to take advantage of this market opportunity. In order to effectively capitalize on this opportunity, the Company is continually evaluating different alternatives for raising the additional capital required to execute these strategies.


PRODUCTS
--------

IP Telephony

SciDyn has continued efforts in the development of Voice over Internet technology. The focus of these efforts revolves around upgrading existing product technology and adapting the technology into new and existing applications. IP technology is being deployed within the Commander system at specific installations. This is a major step in the Inmate phone control industry, and SciDyn is at the forefront of this technology. SciDyn is also in the process of adding direct IP trunking capability to the MinuteMan platform. Additionally, SciDyn will be enhancing the MinuteMan with a complete Radius interface to allow any Voice Over IP gateway that supports this common protocol to use the MinuteMan as a centralized platform to create and manage pre and post paid services.

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

During 2003, SciDyn commenced deployment of its next generation Commander system. The next generation Commander system operates on the latest technology and provides greater capabilities with new features, including SciDyn's first internal recording solution, now a fully integrated component providing great cost savings over traditional recording equipment used today. Commander systems are no longer assembled exclusively from components purchased from a single vendor. Our software has now been successfully ported to support multiple vendors' equipment and currently two vendors have been selected as sources for components of the next generation Commander. This provides SciDyn greater flexibility, reliability and pricing in producing and supporting new systems.

SciDyn is also continuing development and integration of new biometric technology interfaces to the Commander. Biometric technology is quickly becoming a realistic tool for increasing system security at many levels. SciDyn and the Commander product will lead the industry with practical and effective biometric solutions.

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

SciDyn continues to explore opportunities with the major telephone companies in providing the Commander inmate phone control system with call transaction (price per call) programs. Management believes that the recent and continued drive to develop new capabilities for the Commander will establish the Commander, and SciDyn, as the leader in inmate telephone control.

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

New applications for the MinuteMan were released this year expanding the service offerings of the platform beyond traditional pre-paid calling cards to account based calling and calling card services, making the MinuteMan a versatile revenue source for the owner and operator. The latest releases of the MinuteMan also provide greater flexibility in system integration with support for various database technologies including Microsoft SQL Server, the open source MYSQL server, and the original embedded data engine of the MinuteMan. All applications developed for the MinuteMan will operate on any of the supported database solutions. This allows system owners to operate at a cost and performance level which they feel appropriate.

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

Error Correction Algorithm

To date, a suitable entity has not been identified to exploit this new technology in the near term. SciDyn's near term strategy and capital priorities preclude the Company from investing additional time and funds into exploiting this patent independently.


RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Three Months ended March 31, 2004 (unaudited) compared to the Three Months ended March 31, 2003 (unaudited).


                                                    Three Months Ended
                                                         March 31,
                                                   2004            2003
                                                   ----            ----

               Sales                          1,534,275          476,297

               Net Income (Loss)                100,004	       (104,987)

               Net Income  (Loss)  Per Share	  $0.00	        $ (0.00)



                                    OPERATING EXPENSES       PERCENT OF SALES

                                      2004        2003         2004      2003
                                      ----        ----         ----      ----


Cost of Goods Sold	           575,611	72,807	        38%	  15%

Research & Development	            71,505     121,740	         5%	  26%

Sales, General & Admin.	           687,559     279,142	        45%	  59%

Depreciation	                    34,509      64,856	         2%	  14%

Total Operating Costs
and Expenses	                 1,369,184     538,545	        89%	 114%

Sales for the three months ended March 31, 2004 were $1,534,275, an increase of $1,057,978 from sales of $476,297 for the three months ended March 31, 2003. Sales of $844,056 were derived from our audiovisual division, $565,219 was from software technology and $125,000 was the consulting contract with Evercom. The Company's revenue in the three months ended March 31, 2004 was predominantly derived from two products: the MinuteMan Calling Platform and the Commander Product Line.

Cost of Goods Sold increased to $575,611 in the three months ended March 31, 2004 from $72,807 in the corresponding three months ended March 31, 2003. Cost of $465,232 were derived from the audiovisual division and $110,379 were derived from the software technology division. The cost of sales in the audiovisual division are substantially higher than those for the software technology. The audiovisual division is dependent on its suppliers for pricing and credit. The increase in the cost of good sold in the three months ended March 31, 2004 over the corresponding three months ended March 31, 2003, is due to the addition of the audiovisual division, which was not present in this period.

Research & Development expenses decreased to $71,505 in the three months ended March 31, 2004 as compared to $121,740 in the comparable three months ended March 31, 2003. The decrease in research and development expenses during the first three months of 2004 was due to the limited resources available for product development. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications area which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry. In addition, we have committed some of our engineering staff to the Evercom consulting contract.

Sales, General & Administrative expenses increased to $687,559 in the three months ended March 31, 2004, compared to $279,142 in the three months ended March 31, 2003. The increase was derived from the addition of the audiovisual division.

Depreciation expenses decreased to $34,509 in the three months ended March 31, 2004, compared to $64,856 in the three months ended March 31, 2003.

Interest Expense consists of interest paid and accrued on the Convertible Notes, and the interest due for the loan from a stockholder.

Finance Expense in the three months ended March 31, 2004 and 2003 was $22,478 and $18,633 respectively which consists of amortization of financing costs.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Cash and cash equivalents decreased to $58,303 from $74,250 at December 31, 2003. . Net cash used in operating activities was $52,728for the three months ended March 31, 2004 compared to $62,671 in the corresponding three months ended March 31, 2003. Net cash used in operating activities consist of net income of$100,004, increase in accounts payable, accrued expenses, and customer deposits offset by an increase in accounts receivable and decrease in inventories and deferred income. Accounts payable and accrued expenses consist of over extended accounts payable. Payment arrangements have been made with several vendors to extend payments over the next year. The accrued expenses consist primarily of accrued interest due on the convertible notes. Net cash used in investing activities - There was no cash used for the three months ended March 31, 2004, and ended March 31, 2003. The lack of investing in capital equipment is attributable to budgetary restraints.

Net cash provided by financing activities in the three months ended March 31, 2004 amounted to $36,782 compared to $28,353 in the corresponding three months ended March 31, 2003. Due our need for liquidity we negotiated two short term notes for $150,000 that are collateralized by the future sale of the New Jersey Net Operating Loss. These notes will be paid directly from the sale of the Net Operating Loss with $50,000 of interest. The proceeds of $150,000 short term note were offset by the repayment of $105,281 on our revolving credit facility. The revolving credit facility is based on the accounts receivable of our audiovisual division.

The cash requirements for funding our operations continue to exceed cash flows from operations. We have satisfied our operating cash flow deficiencies primarily through debt financing.

We have successfully negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with other vendors. We cannot guarantee that any of these discussions will be successful. If we are unable to obtain successful negotiations, our business may well be severely adversely affected.

While SciDyn believes that its current cash flows are sufficient to pay the current expenses that the Company incurs, the Company is unable to pay past accrued expenses and convertible notes from current cash flows. In order to satisfy all of the Company's obligations that are due in the next twelve months, SciDyn must obtain additional financing. The inability to obtain the required additional funds could require SciDyn to reduce or curtail operations.


Item 3. Controls and Procedures.

As of the end of the period covered by this report, Science Dynamics conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, Science Dynamics' principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in Science Dynamics' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        In April 1, 2004 the Company issued 1,080,000 options to employees under the 2002 Employee Stock Option Plan at a price of $.18 per share.

        In April 2004 the Company issued 196,079 shares of common stock for settlement of $30,000 in notes payable.

        The issuance of the options and the shares was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act.


Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K


(a) Exhibits:

        Exhibit No.     Description of Exhibit
        -----------     ----------------------

        3.1             Articles of Incorporation (1)
        3.2             By-Laws (1)
        31.1 Certification by Alan C. Bashforth, Chief Executive Officer and acting Chief Financial Officer, pursuant to
                        Section 302 of the Sarbanes-Oxley Act
                        of 2002.
        32.1 Certification by Alan C. Bashforth, Chief Executive Officer and acting Chief Financial Officer, pursuant to
                        Section 906 of the Sarbanes-Oxley Act
                        of 2002.

        (1) Incorporated by reference to the Company's Registration Statement on Form S-18, File Number 33-20687, effective April 21, 1981.

(b)     Reports on Form 8-K:

        None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


SCIENCE DYNAMICS CORPORATION

BY: /s/ Alan C. Bashforth
    ---------------------
    CEO/President/Acting CFO


DATED: May 17, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature               Title                        Date
    ---------               -----                        ----

BY: /s/ Alan C. Bashforth   CEO/President/Acting CFO     May 17, 2004
    Alan C. Bashforth       Chairman of the Board
                            Secretary