Form 10QSB
period 2004-06-30
SCIENCE DYNAMICS CORP
filed 2004-08-23
CIK 350644

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC   20549
                              FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  June 30, 2004
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



                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         08/20/2004  45,900,534  shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]  No [x]

               S C I E N C E   D Y N A M I C S   C O R P O R A T I O N


                                     INDEX
                                     -----

                                                                   PAGE NO.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2004
        (unaudited) and December 31, 2003 (audited)                    1

        Consolidated Statements of Operations for six months
        ended June 30, 2004 (unaudited) and three months
        ended June 30, 2003 (unaudited)                                2

        Consolidated Statements of Cash Flows for six months
        ended June 30, 2004 (unaudited) and three months
        ended June 30, 2003 (unaudited)                                3

        Notes to Consolidated Financial Statements                     4 - 6

        Item 2. Management's Discussion and Analysis or
        Plan of Operation                                              6 - 11

        Item 3. Controls and Procedures                                11

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                       12

       Item 2. Changes in Securities                                   12

       Item 3. Defaults upon Senior Securities                         12

       Item 4. Submission of Matters to Vote of Security Holders       12

       Item 5. Other Information                                       12

       Item 6. Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                             13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS

                        ASSETS
                                                           June 30,            December 31,
                                                             2004                   2003
                                                           Unaudited              Audited
                                                           ---------              -------

Current assets:

   Cash and cash equivalents                           $     78,483            $   74,250
   Accounts receivable - trade                              531,553               447,060
   Inventories                                              133,346               181,119
   Other current assets                                       2,842                 2,812
                                                         ----------             ---------
      Total current assets                                  746,224               705,241
                                                         ----------             ---------

Property and equipment, net                                 140,063               209,654
Deferred Asset                                               21,955                66,847
Other assets                                                  2,812                 2,812
Goodwill (Note 3)                                                 -               250,498
                                                         ----------             ---------
      Total assets                                     $    911,054            $1,235,052
                                                         ==========             =========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term payable                                  $    261,860            $  111,860
   Customer deposits                                        191,290               137,004
   Deferred Income                                           44,377                35,404
   SBA Loan                                                  50,000                50,000
   Revolving Credit Line                                    227,998               336,309
   Loan payable stockholders                                163,192               163,192
   Accounts payable                                       1,328,518             1,488,690
   Accrued expenses                                         550,908               443,474
   Convertible Debenture (See Note 2)                     1,198,362             1,198,362
   Subscribed Stock Payable                                     -0-               200,000
                                                         ----------             ---------
      Total current liabilities                           4,016,505             4,164,295

Long Term liabilities:
Long Term Debt                                              332,963               428,828
Non current portion of bank Note                                  -                     -
                                                         ----------             ---------
      Total liabilities                                   4,349,468             4,593,123

Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                               -                     -
        No shares issued
   Common stock - .01 par value,
      200,000,000 and 45,000,000 shares authorized,
      45,850,553 and 41,554,454 issued
      45,724,733 and 41,428,654 outstanding
       in 2004 and 2003 respectively.                       458,505               415,545

   Additional paid-in capital                            15,783,608            15,593,569
   Reserve for stock compensation                           160,909               160,909
   (Deficit)                                            (19,443,604)          (19,130,261)
                                                         ----------             ---------
                                                         (3,040,582)          (2,960, 238)
   Common stock held in treasury, at cost                  (397,833)             (397,833)
                                                         ----------             ---------
   Total shareholders' equity (Deficit)                  (3,438,415)           (3,358,071)
   Total liabilities and shareholders'
    Equity                                             $    911,053          $  1,235,052
                                                         ==========             =========


      The accompanying notes are an integral part of these consolidated financial statements.


                           SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                   Six Months Ended               Three Months Ended
                                                       June 30,                         June 30,
                                                 2004           2003              2004           2003
                                                 ----           ----              ----           ----
S>


 NET SALES                                    $ 2,581,451   $ 1,774,885        $1,047,176    $1,298,588


Operating costs and expenses:

      Cost of sales                               984,697       770,590           409,086       697,783
      Research and development                    153,423       213,593            81,918        91,852
      Selling, general
          And administrative                    1,450,687     1,335,143           728,619       991,145
                                                ---------     ---------         ---------     ---------

                                                2,588,807     2,319,326         1,219,623     1,780,780
                                                ---------     ---------         ---------     ---------

     Goodwill impairment (See Note 3)             250,498             -           250,498             -

Operating Income (Loss) before
other income (expenses)                          (257,854)     (544,441)         (422,945)     (482,192)


Other income (expenses):
   Sale of Intangable Asset                        60,000             -            60,000             -
   Other Income                                     4,809         1,720             2,665         1,720
   Interest Expense                               (75,407)      (63,845)          (30,654)      (39,739)
   Finance Expense                                (44,891)      (80,988)          (22,413)      (62,354)
                                                ---------     ---------         ---------     ---------

Net Income (Loss)                                (313,343)     (687,554)         (413,347)     (582,565)
                                                ---------     ---------         ---------     ---------

Net Income (loss) per common share Basic       $    (0.01)        (0.02)        $   (0.01)        (0.02)
                                                =========     =========         =========     =========

Weighted average shares outstanding Basic      45,612,134    34,485,986        45,669,814    34,485,986
                                                =========     =========         =========     =========

       The accompanying notes are an integral part of these consolidated financial statements.



                                SCIENCE DYNAMICS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                             Three Months Ended June 30
                                                             2004                   2003
                                                             ----                   ----


Cash flows from operating activities:
   Net (loss)                                        $   (313,343)           $  (687,553)

Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
   Depreciation                                            69,592                171,663
   Interest expense non cash                                    -                 63,845
   Financing expense non cash                              44,891                 80,988
   Other non Cash items                                     2,998                      -
Changes in operating assets and liabilities:
    Write-off Good will                                   250,498                      -
   (Increase) decrease in:
    Accounts receivable                                   (84,492)              (663,396)
    Inventories                                            47,773                (31,626)
    Other current assets                                       30                (23,963)
    Other assets                                                -                 17,370
     Increase (decrease) in:
     Accounts Payable and                                (160,172)                     -
        accrued expenses                                  107,434                708,439
     Short term payable                                   (15,865)                 3,447
     Deferred Income                                        8,973                 29,836
        Customer Deposits                                  54,286               (199,119)
                                                       ----------             ----------

Total adjustments                                         325,887                157,484
                                                       ----------             ----------

 Net cash provided by (used for)
  operating activities                                     12,544               (530,069)
                                                       ----------             ----------

Cash flows from investing activities:
 Purchase of property and equipment - net                       -                      -
                                                       ----------             ----------

   Net cash (used) in investing activities                      -                      -
                                                       ----------             ----------

Cash flows from financing activities:
 Increase (decrease) in
Subscribed Stock                                                -                200,000
Issuance of Convertible Debt                                    -                217,000
Short term notes                                          150,000                      -
Line of Credit                                                  -                      -
  Capitalized Lease                                       (50,000)                     -
  Net borrowing on Revolving AR credit facility          (108,311)               203,500
                                                       ----------             ----------

   Net cash (used in) provided by financing
   activities                                              (8,311)               620,500
                                                       ----------             ----------

   Net increase (decrease) in
   cash and cash equivalents                                4,233                 90,431

Cash and cash equivalents -
 beginning of period                                       74,250                 43,141
                                                       ----------             ----------

Cash and cash equivalents -
 end of period                                        $    78,483            $   133,572
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

As a result of these efforts, on December 22, 2003, Evercom Systems, Inc. (Evercom) and Science Dynamic executed a series of agreements which provide, among other things, that Science Dynamics will assist Evercom in accelerating its development of a next generation IP based inmate telephony system. In concert with this development effort, Science Dynamics has sold to Evercom certain Intellectual Property that relates to technology known as "voice over Internet protocol". As a condition of the purchase and consulting agreements, Science Dynamics will receive a perpetual, royalty-free, non-exclusive license to use the technology primarily developed by Science Dynamics during this contract term with the condition that Science Dynamics may only exploit such technology outside of the law enforcement market place. Under this contract,Science Dynamics' engineering resources will be required for the development of the new platform, design and consultancy services for the next four years.

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



Segment Reporting
-----------------
Management views its business in two divisions, the software engineering division and the audiovisual division.


                                    Six Months            Three Months
                                      Ended                   Ended
                                 June 30, 2004		 June 30, 2003
                                --------------          --------------

Revenue

Audio Visual Division               $ 1,442,245             $1,076,067
Software Technology Division          1,139,206                698,818
                                      ---------              ---------
   Total Consolidated Revenue       $ 2,581,451             $1,774,885
                                      ---------              ---------

Net Income (loss)

Audio Visual Division               $ (448,048)             $  114,099
Software Technology Division           134,705                 573,454
                                      ---------              ---------
Total Consolidated Net Loss         $ (313,343)             $  687,554
                                      ---------              ---------


Assets

Audio Visual Division               $   47,736              $1,330,044
Software Technology Division           863,318                 780,762
                                      ---------              ---------
Total Consolidated Assets            $ 911,054              $2,110,806
                                      ---------              ---------


Note 2 Convertible Notes Payable

In June 2004 the Company was unable to meet the present payment terms of its convertible notes. The Company has obtained an amendment to the Credit Facility (Waiver), which cures the payment violation and extends the terms until September 30, 2004.


Note 3 Goodwill

We evaluate our long-term assets to be held and used for impairment when events or changes in economic circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is evaluated at least annually for impairment. We use an estimate of the future net cash flows of the related asset to measure whether the assets are recoverable and measure any impairment by reference to fair value. Fair value is generally estimated using the Company's expectation of discounted net cash flows.
In June 2004 the Company recorded an impairment charge of $250,498.

Note 4 Acquisition

In June 2004, the Company was notified by the seller of Modern Mass Media, that they were in default of the Purchase agreement. The Company was given until June 30, 2004 to rectify the default. On August 23, 2004 the reached an agreement with Chip Del Coro the seller of Modern Mass Media to execute a 30 day demand note in the amount of 132,000 as satisfaction of the default.


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


Business Overview
-----------------

During the second quarter of 2004 the company continued its plans to increase profitability and secure long-term growth of its core technology business. The Software division continues to produce a net profit while the Audio Visual division produced losses. The company's focus on developing its core software business is showing increased interest from its customers as evidenced by the increasing revenue and profitability. The company is continually looking to improved results through development of profitable sales from our core technology and stringent cost controls.

While the software division currently continues to generate the majority of revenue from the Commander product line, there is an increasing demand for those products utilizing VoIP technology. The company is focused on these higher margin products and services, leveraging our expertise and technology to address the growing demand for enhanced capability in this area.

The Company is highly motivated to strengthen and grow our technology activities. The company will strive to minimize its exposure to low margin business and divest itself of unprofitable and unsustainable assets.

The company is implementing its plans to grow its technology business activates, both by organic and acquisitive means, it believes that this is the best strategy to ensure top line growth that maintains sustainable high margins and in turn increases bottom line profitability.

The company has determined that is now prudent to write-off certain "goodwill" and depreciating assets.

Products
--------

The company's products continue to expand and develop in the communication and technology sectors with major emphasis on new IP, Internet, intranet and telephony solutions building on its well-founded expertise in Internet Protocol telephony. The Company has concentrated its future in the "Converged Communications" arena. IP Telephony is now an established, accepted and respected voice medium, with users demanding the deployment of many services and functions that this technology promises. The Company's focus is on developing and deploying these services and functions on its Intelligent Peripheral products built on its highly successful and adaptable "BubbleLINK(R)", this technology architecture is now being developed to facilitate demanding applications on the next generation VoIP Media Servers and Application Servers. This move will reduce the company's dependence on hardware suppliers, increasing the acceptance and potential marketplace for our software products. The Company's many years of experience working with the Regional Bell Operating Companies (RBOC's) has brought it the capability to integrate security, process, reliability and control together with complex billing methodologies to its product set. This experience is now being put to good use providing security, management and billing to converged IP communications.

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

Our success depends upon effective cash management. The Company believes it has made significant progress in lowering its Selling General & Administrative and Research & Development expenses. We continue to drive down costs and take decisive steps to restructure the Company's business.
At June 30, 2004 we had a total of thirty employees. We intend to continue to increase the scope of our operations while facing the challenge of maximizing resources effectively.

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

Six Months ended June 30, 2004 (unaudited) compared to the Six Months ended June 30, 2003 (unaudited).



                                               Six Months Ended
                                                   June 30,
                                             2004            2003
                                             ----            ----


       Sales                              2,581,451        1,774,885

       Net Income (Loss)                   (313,343)        (687,554)

       Net Income  (Loss) Per Share          $(0.01)         $ (0.02)

                                    OPERATING EXPENSES       PERCENT OF SALES
                                             Six Months Ended June 30,
                                      2004        2003         2004      2003
                                      ----        ----         ----      ----

       Cost of Goods Sold            984,697     770,590      38.1%     43.4%

       Research & Development        153,423     213,593       5.9%     12.0%

       Sales, General & Admin.     1,381,095   1,163,480      53.5%     65.6%

       Depreciation                   69,592     171,663       2.7%      9.7%


       Total Operating Costs
       and Expenses                2,588,807   2,319,326      100.0%    130.7%





Sales for the six months ended June 30, 2004 were $2,581,451, an increase of $806,566 from sales of $1,774,885 for the six months ended June 30, 2003. Sales of $1,442,245 were derived from our audiovisual division, $1,139,206 were from software technology. The software technology division in the six months ended June 30, 2004 was predominantly derived from two products: the MinuteMan Calling Platform and the Commander Product Line.

Cost of Goods Sold increased to $984,697 in the six months ended June 30, 2004 from $770,590 in the corresponding six months ended June 30, 2003. Costs of $795,177 were derived from the audiovisual division and $189,520 were derived from the software technology division. The cost of sales in the audiovisual division are substantially higher than those for the software technology. The audiovisual division is dependent on its suppliers for pricing and credit. The increase is directly related to the cost of sales.

Research & Development expenses decreased to $153,423 in the six months ended June 30, 2004 as compared to $213,593 in the comparable six months ended
June 30, 2003. The decrease in research and development expenses during the first six months of 2004 was due to the limited resources available for product development. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position. SciDyn will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications area which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry. In addition, we have committed some of our engineering staff to the Evercom consulting contract.

Sales, General & Administrative expenses increased to $1,381,095 in the six months ended June 30, 2004, compared to $1,163,480 in the six months ended June 30, 2003. The increase was derived from the addition of the audiovisual division.

Depreciation expenses decreased to $69,592 in the six months ended
June 30, 2004, compared to $171,663 in the six months ended June 30, 2003.

Interest Expense consists of interest paid and accrued on the Convertible Notes, and the interest due for the loan from a stockholder.

Finance Expense in the six months ended June 30, 2004 and 2003 was $44,891 and $80,988 respectively which consists of amortization of financing costs.

RESULTS OF OPERATIONS
---------------------

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Three Months ended June 30, 2004 (unaudited) compared to the Three Months ended June 30, 2003 (unaudited).



                                              Three Months Ended
                                                    June 30,
                                             2004            2003
                                             ----            ----


       Sales                              1,047,176        1,298,588

       Net Income (Loss)                   (413,347)        (582,565)

       Net Income  (Loss) Per Share         $ (0.01)         $ (0.02)



                                   OPERATING EXPENSES       PERCENT OF SALES
                                            Three Months Ended June 30,
                                     2004        2003         2004      2003
                                     ----        ----         ----      ----

       Cost of Goods Sold            409,086     697,783      39.1%     53.7%

       Research & Development         81,918      91,852       7.8%      7.1%

       Sales, General & Admin.       687,287     884,338      65.6%     68.1%

       Depreciation                   41,332     106,807       3.9%      8.2%


       Total Operating Costs
       and Expenses                 1,219,623   1,780,780     116.5%    137.1%



Sales for the three months ended June 30, 2004 were $1,047,176, a decrease of $251,412 from sales of $1,298,588 for the three months ended June 30, 2003. Sales of $598,189 were derived from our audiovisual division, $448,987 was from software technology. The software technology divisions revenue in the three months ended June 30, 2004 was predominantly derived from two products: the MinuteMan Calling Platform and the Commander Product Line.

Cost of Goods Sold decreased to $409,086 in the three months ended
June 30, 2004 compared to $697,783 in the corresponding three months ended June 30, 2003. $329,944 were derived from the audiovisual division and $79,142 were derived from the software technology division.

Research & Development expenses decreased to $81,918 in the three months ended June 30, 2004 as compared to $91,852 in the comparable three months ended June 30, 2003. The decrease in research and development expenses during the three months ended June 30, 2004 was due to the limited resources available for product development. We believe that continual enhancements of our products will be required to enable SciDyn to maintain its competitive position.

SciDyn will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications area which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.

Sales, General & Administrative expenses decreased to $687,287 in the three months ended June 30, 2004, compared to $884,338 in the three months ended June 30, 2003. The decrease was due to continued cost cutting of non-essential expenses.

Depreciation expense decreased to $41,322 in the three months ended
June 30, 2004, compared to $106,807 in the three months ended June 30, 2003.

Interest Expense consists of interest paid and accrued on the Convertible Notes, and the interest due for the loan from a stockholder.

Finance Expense in the three months ended June 30, 2004 and 2003 was $22,413 and $62,354 respectively which consists of amortization of financing costs.



LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------


Cash and cash equivalents increased to $78,483 from $74,250 at December 31, 2003. Net cash used in operating activities was $12,544 for the six months ended June 30, 2004 compared to $530,069 in the corresponding six months ended June 30, 2003. Net cash used in operating activities consist of net income of $313,343 increase in accounts receivable, and decrease in accounts payable and short term payables offset by an increase in accrued expenses, customer deposits and a decrease in inventory. Accounts payable consists of over extended accounts payable. Payment arrangements have been made with several vendors to extend payments over the next year. At the present time we are having difficulty meeting some of those arrangements.
The accrued expenses consist primarily of accrued interest due on the convertible notes.

Net cash used in investing activities - There was no cash used for the three months ended June 30, 2004, and ended June 30, 2003. The lack of investing in capital equipment is attributable to budgetary restraints.

Net cash used in financing activities in the six months ended June 30, 2004 amounted to $8,311 compared to $620,500 provided in the corresponding six months ended June 30, 2003. Due our need for liquidity we negotiated two short-term notes for $150,000 that are collateralized by the future sale of the New Jersey Net Operating Loss. These notes will be paid directly from the sale of the Net Operating Loss with approximately $50,000 of interest. The proceeds of $150,000 short-term note were offset by the repayment of $108,311 on our revolving credit facility and $50,000 repayment of current portion of long term debt in connection with the acquisition of Modern Mass Media.

In June 2004 the Company was unable to meet the present payment terms of its convertible notes held by Laurus Master Funds, Ltd. On August 23, 2004 Laurus Master Fund waived any payment defaults under these notes until September 30, 2004. We are currently working with Laurus to develop a suitable conversion schedule.

In June 2004, we were notified by the seller of Modern Mass Media, that we were in default of the Purchase agreement. The Company was given until June 30, 2004 to rectify the default. On August 23, 2004 the Company reached an agreement with Chip Del Coro the seller of Modern Mass Media to execute a 30 day demand note in the amount of $132,000 as satisfaction of the default. We are presently working on a licensing agreement which would give us the necessary cash flow to satisfy the note and avoid default.

The cash requirements for funding our operations continue to exceed cash flows from operations. We have satisfied our operating cash flow deficiencies primarily through debt financing.

We have successfully negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with other vendors.
Some of the payment arrangements that have been made are currently in arrears no default notifications have been received. We cannot guarantee that any
of these discussions will be successful.   If we are unable to obtain
successful negotiations, our business may well be severely adversely affected.

While SciDyn believes that its current cash flows are sufficient to pay the current expenses that the Company incurs, the Company is unable to pay past accounts payable, accrued expenses and convertible notes from current cash flows. In order to satisfy all of the Company's obligations that are due in the next twelve months, SciDyn must obtain additional financing through debt or equity. The inability to obtain the required additional funds could require SciDyn to reduce or curtail operations.



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

Item 3. Defaults Upon Senior Securities

        In June 2004 the Company was unable to meet the present payment terms of its convertible notes held by Laurus Master Funds, Ltd. On
        August 23, 2004 Laurus Master Fund waived any payment defaults under these notes until September 30, 2004.

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


DATED: August 23, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature               Title                        Date
    ---------               -----                        ----

BY: /s/ Alan C. Bashforth   CEO/President/Acting CFO     August 23, 2004
    Alan C. Bashforth       Chairman of the Board
                            Secretary