Form 10QSB
period 2004-09-30
SCIENCE DYNAMICS CORP
filed 2004-12-01
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

         For the Quarterly Period Ended September 30, 2004


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to ______________

         Commission file number     000-010690


                          Science Dynamics Corporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                        22-2011859
------------------------------------  ------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

            7150 N. Park Dr, Suite 500, Pennsauken, New Jersey 08109
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (856) 910-1166
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 2004, the issuer had 53,464,167 outstanding shares of Common Stock.


Transitional Small Business Disclosure Format (Check One):  Yes |_|     No |X|

--------------------------------------------------------------------------------

               SCIENCE   DYNAMICS CORPORATION


                                      INDEX

                                                                                                          PAGE NO.

PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
                         December 31, 2003 (audited)                                                          1

                         Consolidated Statements of Operations for nine months ended
                         September 30, 2004  and September 30, 2003 (unaudited) and three months
                         ended September 30, 2004 and September 30, 2003 (unaudited)                          2

                         Consolidated Statements of Cash Flows for nine months ended
                         September 30, 2004 (unaudited) and nine months ended
                         September 30, 2003 (unaudited)                                                       3

                         Notes to Consolidated Financial Statements                                         4 - 6

              Item 2.    Management's Discussion and Analysis or Plan of Operation                          6 - 10

              Item 3.    Controls and Procedures                                                             11

PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings                                                                   11

              Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                         11

              Item 3.    Defaults upon Senior Securities                                                     11

              Item 4.    Submission of Matters to a Vote of Security Holders                                 11

              Item 5.    Other Information                                                                   11

              Item 6.    Exhibits                                                                            12

Signatures                                                                                                   13

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                      September 30, 2004         December 31, 2003
                                                           Unaudited                  Audited
Current assets:
   Cash and cash equivalents                                  $   5,279              $   21,032
   Accounts receivable - trade                                  513,409                  25,879

   Inventories                                                   70,297                  76.300

   Other current assets                                           2,812                   2,812
                                                     ------------------      ------------------
      Total current assets                                      591,797                 126,023
                                                      ------------------      ------------------

Property and equipment, net                                      64,661                 149,388
Deferred Asset                                                        -                  66,847
Other assets                                                      2,812                   2,812
                                                                      -
                                                     ------------------      ------------------
      Total assets                                           $  659,270              $  345,070
                                                     ==================      ==================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term payable                                        $  231,813              $   31,860
   Customer deposits                                              5,000                  87,300

   SBA Loan                                                           -                  25,000
   Revolving Credit Line                                        227,998                 336,309
   Liabilities discontinued operations                                -                  45,953
   Loan payable stockholders                                    199,732                 163,192
   Accounts payable                                             869,993               1,062,846
   Accrued expenses                                             736,540                 443,474
   Convertible Debenture (See Note 2)                         1,198,360               1,198,360
   Subscribed Stock Payable                                           -                 200,000
                                                     ------------------      ------------------
      Total current liabilities                               3,469,436               3,594,294

Long Term liabilities:                                                -                       -
Long Term Debt                                                   87,644                 108,847
                                                     ------------------      ------------------

      Total liabilities                                       3,557,080               3,703,141
                                                     ------------------      ------------------
Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                                   -                       -
        No shares issued
   Common stock - .01 par value,
      200,000,000 and 45,000,000 shares authorized,
      51,264,167 and 41,554,454 issued
      51,138,367 and 41,428,654 outstanding
       in 2004 and 2003 respectively.                           512,642                 415,545


   Additional paid-in capital                                15,891,880              15,754,478


   (Deficit)                                                (18,904,499)            (19,130,261)
                                                     ------------------      ------------------
                                                             (2,499,977)            (2,960, 238)

   Common stock held in treasury, at cost                      (397,833)               (397,833)
                                                     ------------------      ------------------
   Total shareholders' equity (Deficit)                      (2,897,810)             (3,358,071)
                                                     ------------------      ------------------
   Total liabilities and shareholders'
    Equity                                                   $  659,270              $  345,070
                                                     ==================      ==================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Nine months ended                 Three months ended
                                                                          September 30,                    September 30,
                                                                     2004              2003            2004             2003


 Net sales                                                           $1,740,633         $922,381        $601,427        $ 223,563
                                                                ----------------   --------------  --------------  ---------------



Operating costs and expenses:

      Cost of sales                                                     253,173          211,601          63,653           81,986
      Research and development                                          204,217          303,138          50,794           89,545
      Selling, general
          And administrative                                            964,171        1,032,282         362,911          251,652
                                                                ----------------   --------------  --------------  ---------------
                                                                      1,421,561        1,547,021         477,358          423,183

  Income (loss) from operations                                         319,072         (624,640)        124,069         (199,620)
                                                                ----------------   --------------  --------------  ---------------

     Other Income (expenses)
     NJ NOL Refund                                                            -          146,000               -          146,000
     Other Income                                                        82,000                -          22,000                -
     Interest Expense                                                  (204,732)        (125,013)       (129,325)         (61,168)
     Finance Expense                                                    (66,847)        (103,465)        (21,956)         (22,477)
                                                                ----------------   --------------  --------------  ---------------

  Income (loss) from Continuing operations                              129,493         (707,118)         (5,212)        (137,265)
                                                                ----------------   --------------  --------------  ---------------

   Loss from discontinued operations                                  (189,041)         (297,914)          8,509         (192,957)
   Gain on Sale                                                         285,310                -         285,310                -
                                                                ----------------   --------------  --------------  ---------------
  Income (loss) from Discontinued operations                             96,269         (297,914)        293,819         (192,957)
                                                                ----------------   --------------  --------------  ---------------

Net Income (Loss)                                                     $ 225,762      $(1,005,032)      $ 288,607        $(330,222)
                                                                ================   ==============  =============== ===============

Weighted average shares outstanding Basic                            47,490,590       41,418,655      51,264,167       41,418,655
Weighted average shares outstanding Dilutive                         66,906,732       41,418,655      70,680,309       41,418,655
                                                                ================   ==============  =============== ===============


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine months ended September 30,
                                                                          2004                  2003
Cash flows from operating activities:
   Net Income  (loss)                                                    $225,762           (1,005,032)
                                                                 -----------------     -----------------

Adjustments to reconcile net Income (loss) to net cash
provided by (used for) operating activities:
   Depreciation                                                            84,727              215,750
   Loss discontinued operations                                           189,041              297,914
   Financing expense non cash                                              66,847               59,744
   Gain on Sale of discontinued operations                               (285,310)                   -
Changes in operating assets and liabilities:

   (Increase) decrease in:
    Accounts receivable                                                  (487,531)               4,651
    Inventories                                                             6,001               79,008
    Other current assets                                                        -               28.275
    Other assets                                                                -               17,370
     Increase (decrease) in:
     Accounts Payable and
        accrued expenses                                                  157,031             (125,074)
     Short term payable                                                                        (96,553)

        Customer Deposits                                                 (82,300)            (286,990)
                                                                 -----------------     -----------------

Total adjustments                                                        (351,494)             194,095
                                                                 -----------------     -----------------

 Net cash provided by (used for)
  operating activities                                                   (125,732)            (810,937)
                                                                 -----------------     -----------------

Cash flows from investing activities:
 Purchase of property and equipment - net                                       -                    -
                                                                 -----------------     -----------------

   Net cash (used) in investing activities                                      -                    -
                                                                 -----------------     -----------------

Cash flows from financing activities:
 Increase (decrease) in
 Short term notes payable                                                 (21,203)             (24,252)
Subscribed Stock                                                                               200,000
Loans from officers                                                        36,540                    -
Conversion of Stock options                                                 3,000                    -
Issuance of Convertible Debt                                                    -              217,000

Short term loans                                                          199,953              175,748
  Net borrowing on Revolving AR credit facility                          (108,311)             203,500
                                                                 -----------------     -----------------


   Net cash (used in) provided by financing activities                    109.979              771,996
                                                                 -----------------     -----------------

   Net increase (decrease) in
   cash and cash equivalents                                              (15,753)             (38,941)

Cash and cash equivalents -
 beginning of period                                                       21,032               43,141
                                                                 -----------------     -----------------

Cash and cash equivalents -
 end of period                                                              5,279                4,200
                                                                 =================     =================


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

Description of Business

Science Dynamics Corporation (the "Company, "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company has been developing and delivering technologically advanced telecommunication solutions for nearly thirty years.

While the Inmate Telephony business continues to provide revenue for the Company, The Company has been rebuilding the business by partnering with many other organizations and providing them with custom solutions accented toward their individual requirements. Science Dynamics still regards itself as a market leader in the Inmate Telephony business and is one of a few companies in this area with applicable patented technology.

As a result of the Company's rebuilding efforts, on December 22, 2003, Evercom Systems, Inc. (Evercom) and Science Dynamic executed a series of agreements which provide, among other things, that Science Dynamics will assist Evercom in accelerating its development of a next generation IP based inmate telephony system. In concert with this development effort, Science Dynamics has sold to Evercom certain Intellectual Property that relates to technology known as "voice over Internet protocol". As a condition of the purchase and consulting agreements, Science Dynamics will receive a perpetual, royalty-free, non-exclusive license to use the technology primarily developed by Science Dynamics during this contract term with the condition that Science Dynamics may only exploit such technology outside of the law enforcement market place. Under this contract, Science Dynamics' engineering resources will be required for the development of the new platform, design and consultancy services for the next four years.

Use of Estimates

The Company's consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments the Company make about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires the Company to make estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

2.      Earnings Per Common Share

Basic weighted average earnings per common share ("EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the nine and three months ending September 30, 2004, the Company's basic weighted average shares outstanding was 47,490,590 and 51,264,167 respectively. The following is calculation of dilutive earnings per share

Basic weighted average shares outstanding at September 30, 2004                       47,490,590         51,264,167
Upon potential exercise of Convertible                                                17,829,475         17,829,475
debenture
Diluted effect of employee stock options                                               1,586,667          1,586,667
                                                                                ----------------   ----------------

Diluted outstanding                                                                   66,906,732         70,680,309
shares
                                                                                ----------------   ----------------

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The shares attributable to the exercise of outstanding options and convertible debentures were excluded from the calculation of diluted loss per share in the nine and three months ended September 30, 2003. These items were not calculated because the effect was anti dilutive.

                                                          Nine Months Ended September 30,     Three Months Ended September 30,
                                                              2004            2003              2004              2003
  Income (loss) from continuing operations           $    129,493   $     (707,118)          $    (5,212)    $    (137,265)
  Income (loss) from discontinued operations         $     96,269   $     (297,914)          $   293,819     $    (192,957)
  Net Income                                         $     25,762   $   (1,005,032)          $   288,607     $    (330,222)
  (loss)

  Weighted average shares outstanding Basic            47,490,590       41,418,655            51,264,167        41,418,655
  Weighted average shares outstanding Dilutive         66,906,732       41,418,655            70,680,309        41,418,655

  Net income (loss) per basic share:
  Income (loss) from continuing operations           $       0.00   $        (0.01)         $       0.00      $      (0.00)
  Income (loss) from discontinued operations         $       0.00   $        (0.02)         $       0.00      $      (0.00)
  Net Income                                         $       0.00   $        (0.02)         $       0.00      $      (0.00)
  (loss)

  Net Income (loss) per diluted share:
  Income (loss) from continuing operations           $       0.00   $        (0.01)         $      (0.00)     $      (0.00)
  Income (loss) from discontinued operations         $       0.00   $        (0.01)         $       0.00      $      (0.00)
  Net Income                                         $       0.00   $        (0.02)         $       0.01      $      (0.00)
  (loss)


Note 2 Convertible Notes Payable

In June 2004 the Company was unable to meet the present payment terms of its outstanding convertible notes. The Company has obtained an amendment to the Company's credit facility, which cures the payment violation and extends the terms until December 31, 2004.

Note 3 -  Discontinued operations

On September 1, 2004, The Company completed the sale of its Modern Mass Media operations for the assumed debt of $1,102,518. The gain on the sale recognized, was $285,310.

Modern Mass Media's operations are reported as a discontinued operation and the consolidated financial statements for all prior periods have been adjusted to reflect this presentation.

Note 4 - Related Party

Alan Bashforth, President and CEO of the Company, and Paul Burgess, COO of the Company, formed Strategic Telecom Financing, which purchased $107,070 of equipment from Science Dynamics. They are leasing this equipment to two of The Company's customers who were unable to obtain financing with an outside company. The terms of the sales would have been the same if our customers were able to other financing arrangements. The leasing agreements are for 4 and 5 years at an interest rate of 18% payable monthly. Science Dynamics has been paid for these sales.

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

Business Overview

     During the third quarter of 2004 the Company continued its plans to increase profitability and secure long-term growth of its core technology business. The Company's Software division continues to produce a net profit while the Audio Visual division produced losses. The company's focus on developing its core software business is showing increased interest from its customers as evidenced by increasing revenue. The Company is continually looking to improved results through development of profitable sales from its core technology and stringent cost controls.

     While the software division currently continues to generate the majority of revenue from the Company's Commander product line, there is an increasing demand for those products utilizing VoIP technology. The company is focused on these higher margin products and services, leveraging our expertise and technology to address the growing demand for enhanced capability in this area.

     The Company's management intends to strive to minimize the Company's exposure to low margin business and divest the Company of unprofitable and unsustainable assets.

     The Company plans to grow its technology business activates, both by organic and acquisitive means. The Company believes that this is the best strategy to achieve top line growth that is capable of maintaining sustainable high margins to help increase bottom line profitability.

Products

     The Company's products continue to expand and develop in the communication and technology sectors with major emphasis on new IP, Internet, intranet and telephony solutions building on its well-founded expertise in Internet Protocol telephony. The Company is concentrating its future in the "converged communications" arena. IP Telephony is now an established, accepted and respected voice medium, with users demanding the deployment of many services and functions that this technology promises. The Company's focus is on developing and deploying these services and functions on its Intelligent Peripheral products built on its "BubbleLINK(R)" technology. This technology architecture is now being developed to facilitate demanding applications on the next generation VoIP media servers and application servers. This move is expected to reduce the company's dependence on hardware suppliers, and increase the acceptance and potential marketplace for our software products. The Company's many years of experience working with the Regional Bell Operating Companies
(RBOC's) has brought it the capability to integrate security, process, reliability and control together with complex billing methodologies to its product set.

     Science Dynamics regards itself as a market leader in the Inmate Telephony business and is one of a few companies in this area with applicable patented technology. To maximize revenue potential, the Company intends to license its technology and take on custom development projects for other organizations. Science Dynamics is now entering a phase where the Company will begin actively developing new relationships for the deployment of its IP based technology across many other business sectors. The Company also plans to deploy its IP technology through partnering with others in the development of new and innovative systems for specific vertical markets through joint ventures or acquisitions of companies with similar technologies. The Company is continually evaluating different alternatives for raising additional capital needed to execute these strategies. However, there is no assurance that additional capital will be available to the Company on acceptable terms, if at all. The inability to obtain required additional funds could require the Company to reduce or curtail operations.

     The  Company's  management  believes  it has made  significant  progress in lowering the Company's Selling General & Administrative and Research & Development expenses. Management intends to continue to drive down costs and take decisive steps to restructure the Company's business. At September 30, 2004 the Company had a total of nine employees.

RESULTS OF OPERATIONS

     The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Nine Months ended September 30, 2004 (unaudited) compared to the Nine Months ended September 30, 2003 (unaudited).


                                                    Nine Months Ended
                                                      September 30,
                                                    2004           2003
                                                    ----           ----

 Sales                                        1,740,633             922,381

 Net Income (Loss)                              225,762          (1,005,032)

 Net Income  (Loss) Per Share                     $0.00             $ (0.02)



                                                  OPERATING EXPENSES                 PERCENT OF SALES

                                                           Nine Months Ended September 30,

                                                 2004             2003              2004           2003
                                                 ----             ----              ----           ----
 Cost of Goods Sold                             253,173          211,601           14.5%           22.9%

 Research & Development                         204,217          303,138           11.7%           32.9%

 Sales, General & Admin.                        964,171        1,032,282           55.4%          111.9%

 Total Operating Costs and Expenses
                                              1,421,561        1,547,021           81.6%          167.7%

     Sales for the nine months ended September 30, 2004 were $1,740,633, an increase of $818,252 from sales of $922,381 for the nine months ended September 30, 2003. The increase of $415,000 can be attributed to the Company's consulting contracts with Evercom and T-Netix together with its licensing agreement with T-Netix, $200,000 is attributable to an exclusive license on three way calling. Core sales for the nine months ended September 30, 2004 were predominantly derived from two products: the MinuteMan Calling Platform and the Commander Product Line.

     Cost of Goods Sold increased to $253,173 in the nine months ended September 30, 2004 from $211,601 in the corresponding nine months ended September 30, 2003. The increase of 19.6% is significantly less than the 470% increase in sales due to minimal cost associated with the Company's consulting contracts with Evercom and T-Netix and licensing agreement with T-Netix. In addition our focus is to sell systems with greater than 20 lines. These systems have a lower hardware cost per line and therefore have a much higher product margin.

     Research & Development expenses decreased to $204,217 in the nine months ended September 30, 2004 as compared to $303,138 in the comparable nine months ended September 30, 2003. The decrease in research and development expenses during the nine months of 2004 was due to the limited resources available for product development. Management believes that continual enhancements of the Company's products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications area.

     Sales, General & Administrative expenses decreased to $964,171 in the nine months ended September 30, 2004, compared to $1,032,282 in the nine months ended September 30, 2003. The decrease is due to the Company's continued cost cutting measures.

     Interest Expense consists of interest paid and accrued on the Convertible Notes, and the interest due for the loan from a stockholder and short term loan.

     Finance Expense in the nine months ended September 30, 2004 and 2003 was $66,847 and $103,465 respectively which consists of amortization of financing costs.

Three Months ended September 30, 2004 (unaudited) compared to the Three Months ended September 30, 2003 (unaudited).

     The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

                                                  Three Months Ended

                                                    September 30,

                                                     2004            2003
                                                     ----            ----
  Sales                                            601,427         223,563

  Net Income (Loss)                                288,607        (192,957)

  Net Income  (Loss) Per Share                       $0.00         $ (0.01)


                                         OPERATING EXPENSES                          PERCENT OF SALES

                                                             Three Months Ended
                                                               September 30,
                                                  2004             2003            2004            2003
                                                  ----             ----            ----            ----
Cost of Goods Sold                              63,653           81,986           10.6%           36.7%

Research & Development                          50,794           89,545            8.4%           40.1%

Sales, General & Admin.                        362,911          251,652           60.3%          112.6%

Total Operating Costs and Expenses
                                               477,358          423,183           79.3%          189.4%


     Sales for the three months ended September 30, 2004 was $601,427, an increase of $377,864 from sales of $223,563 for the three months ended September 30, 2003. The increase of $125,000 can be attributed to the Company's consulting contracts with Evercom and T-Netix and $200,000 came from its licensing agreement with T-Netix. Core sales were predominantly derived from two products: the MinuteMan Calling Platform and the Commander Product Line.

     Cost of Goods Sold decreased to $63,653 in the three months ended September 30, 2004 compared to $81,986 in the corresponding three months ended September 30, 2003. The decrease can be attributed to the minimal costs associated with the our consulting contracts and the licensing agreement. In addition our focus is to sell systems with greater than 20 lines. These systems have a lower hardware cost per line and therefore have a much higher product margin.

     Research & Development expenses decreased to $50,794 in the three months ended September 30, 2004 as compared to $89,545 in the comparable three months ended September 30, 2003. The decrease in research and development expenses during the three months ended September 30, 2004 was due to the limited resources available for product development. Management believes that continual enhancements of the Company's products will be required to enable SciDyn to maintain its competitive position. SciDyn intends to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications area.

     Sales, General & Administrative expenses increased to $362,911 in the three months ended September 30, 2004, compared to $251,652 in the three months ended September 30, 2003. The majority of the increase was due to additional travel related expenses in the three months ended September 30, 2004.

     Interest Expense consists of interest paid and accrued on the Company's outstanding convertible notes, the interest due for a loan from a stockholder and other short term loans.

     Finance Expense in the three months ended September 30, 2004 and 2003 was $21,956 and $22,477 respectively which consists of amortization of financing costs.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and cash equivalents decreased to $5,279 at September 30, 2004 from $21,032 at December 31, 2003. Net cash used in operating activities was $125,732 for the nine months ended September 30, 2004 compared to $810,937 in the corresponding nine months ended September 30, 2003. Net used in operating activities resulted from increase in accounts receivable, a decrease in customer deposits, off set by an increase in accounts payable and net income of $225,762 .. Payment arrangements have been made with several vendors to extend payments over the next year. At the present time the Company is having difficulty meeting some of those arrangements. The accrued expenses consist primarily of accrued interest due on the Company's convertible notes and short term notes.

     Net cash used in investing activities - There was no cash used for the nine months ended September 30, 2004, and ended September 30, 2003. The lack of investing in capital equipment is attributable to budgetary restraints.

     Net cash provided by financing activities in the nine months ended September 30, 2004 amounted to $109,979 compared to $771,996 provided in the corresponding nine months ended September 30, 2003. Due to the Company's need for liquidity, management negotiated two short-term notes for $190,000 that are collateralized by the future sale of the New Jersey Net Operating Loss. These notes are expected to be paid directly from the sale of the Company's Net Operating Losses with approximately $110,000 of interest. The proceeds of $190,000 short-term note and additional loans from officers were offset by the repayment of $108,311 on the Company's revolving credit facility and $21,203 of payments on long term debt .

     In June 2004 the Company was unable to meet the present payment terms of its convertible notes held by Laurus Master Funds, Ltd. On August 23, 2004 Laurus Master Fund waived any payment defaults under these notes until September 3, 2004 . On November 19, 2004 the waiver was extended until December 31, 2004. Management is currently working with Laurus to develop a suitable conversion schedule.

     The cash requirements for funding the Company's operations continue to exceed cash flows from operations. The Company has satisfied its operating cash flow deficiencies primarily through debt financing.

     Management has successfully negotiated payment arrangements with some of the Company's vendors and is attempting to negotiate payment arrangements with other vendors. Some of the payment arrangements that have been made are currently in arrears. No default notifications have been received to date. The Company cannot guarantee that any of these discussions will continue or be successful. If management is unable to successfully negotiate payment arrangements, the Company's business may be severely adversely affected.

     While SciDyn believes that its current cash flows are sufficient to pay the current expenses that the Company incurs, the Company is unable to pay past accounts payable, accrued expenses and convertible notes from current cash flows. In order to satisfy all of the Company's obligations that are due in the next twelve months, SciDyn must obtain additional financing through debt or equity. There is no assurance that additional financing will be available on acceptable terms, or at all. The inability to obtain the required additional funds could require SciDyn to reduce or curtail operations.

Item 3.       Controls and Procedures.

     As of the end of the period covered by this report, Science Dynamics conducted an evaluation, under the supervision and with the participation of its principal executive officer/principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, Science Dynamics' principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in Science Dynamics' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

     None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     In April 1, 2004 the Company issued 1,080,000 options to employees under the 2002 Employee Stock Option Plan at price of $.18 per share. This issuance was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act.

     In April  2004 the  Company  issued  196,079  shares  of  common  stock for settlement of $30,000 in notes payable. This issuance was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of such Securities Act.

Item 3.       Defaults Upon Senior Securities

     In June 2004 the Company was unable to meet the present payment terms of its convertible notes held by Laurus Master Funds, Ltd. On August 23, 2004 Laurus Master Fund waived any payment defaults under these notes until September 30, 2004. On November 19, 2004 the waiver was extended until December 31, 2004.

Item 4.       Submission of Matters to a Vote of Security Holders

     None.

Item 5.       Other Information

     None.

Item 6.       Exhibits and Reports on Form 8-K



         Exhibit No.       Description of Exhibit

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


SCIENCE DYNAMICS CORPORATION


BY:             /s/ Alan C. Bashforth
                ----------------------
                    Alan C. Bashforth
                CEO/President/Acting CFO

DATED:          November 30, 2004