Form 10KSB
period 2004-12-31
SCIENCE DYNAMICS CORP
filed 2005-03-31
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[_] TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                          SCIENCE DYNAMICS CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)

              DELAWARE                                   22-2011859
 -------------------------------           ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

              7150 N. Park Drive, Suite 500, Pennsauken, N.J. 08109
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (856) 910-1166

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year. $1,609,717

     The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of March 28, 2005, was $8,944,276.65.

     As of March 28, 2005, the issuer had 96,180,202 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                               TABLE OF CONTENTS


                                              PART I                                                        Page

Item 1.       Description of Business......................................................................1
Item 2.       Description of Property......................................................................8
Item 3.       Legal Proceedings............................................................................8
Item 4.       Submission of Matters to a Vote of Security Holders..........................................8

                                                  PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.....................................9
Item 6.       Management's Discussion and Analysis or Plan of Operation....................................11
Item 7.       Financial Statements.........................................................................16
Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.........16
Item 8A.    Controls and Procedures........................................................................16
Item 8B.    Other Information..............................................................................16

                                                 PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act........................................16
Item 10.     Executive Compensation........................................................................18
Item 11.     Security Ownership of Certain Beneficial Owners and Management................................21
Item 12.     Certain Relationship and Related Transactions.................................................22
Item 13.     Exhibits......................................................................................22
Item 14.     Principal Accountant Fees and Services........................................................24

                                     PART I

Item 1.           Description of Business.

Organization

         Science Dynamics Corporation (the "Company" or "Science Dynamics") was incorporated in the State of Delaware in May 1973 and began operations in July 1977. The Company has been developing and delivering technologically advanced telecommunication solutions for over twenty-five years.

Significant Recent Events

     On February 14, 2005, Science Dynamics completed the acquisition of 4,177,500 shares of the outstanding common stock of Systems Management Engineering, Inc. ("SMEI"), which shares constitute approximately 82% of the issued and outstanding shares of capital stock of SMEI on a fully diluted basis. As partial consideration for such shares of SMEI, the Company issued an aggregate of 16,553,251 shares of the Company's common stock to twelve accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act. The acquisition was completed pursuant to the terms of a Stock Purchase Agreement dated December 16, 2004, as amended, among the Company and certain shareholders of SMEI. SMEI will continue to operate as an independent subsidiary of the Company.

About SMEI

     SMEI was incorporated on March 11, 1997 under the laws of the Commonwealth of Virginia. SMEI was originally founded to provide the federal government with engineering services coupled with advanced technology solutions. SMEI has developed advanced data management applications, Internet server technology and information systems that it markets to both public and private sectors. SMEI's technology helps its customers reduce development time for projects, manage the deployment of applications across the Internet to desktops around the world and implement military grade security on all systems where the applications are deployed. SMEI has two divisions, a consulting services division and the Aquifer Software division.

Consulting Services Division

     SMEI provides the federal government and private industry with engineering services coupled with innovative information technology solutions. SMEI is committed to addressing the growing public and private sector demand for integrated, secure, enterprise class e-business solutions built on industry standards.

     SMEI has designed, developed and implemented advanced business management applications, integration technologies and enterprise geospatial systems. SMEI currently supports several operational systems in all of these categories for major organizations and defense commands using web-based technologies and the consolidation of custom and commercial off-the-shelf software to unite dissimilar applications into integrated systems.

GIS Service Capabilities

     SMEI specializes in the design and implementation of Enterprise Geographic Information Systems ("GIS"), enabling the vision of public and private sector clients for cross-organization data sharing. They are experts in the development of Web services applications and secure geospatial solutions. SMEI architected the Naval GeoReadiness Repository in support of Base Development, Base Realignment and Closure (BRAC), the Installation Visualization Tool (IVT) program, force protection, anti-terrorism and homeland defense. Administered by Naval Facilities Engineering Command Headquarters (NAVFACHQ), the GeoReadiness Repository provides installation geospatial data and imagery storage, integration of Navy real property data, the automation of data submission, standards compliance checking and conversion. Web services provide visualization, cross-services data sharing, and an advanced security model for accessing the GIS data. SMEI performs spatial analysis and risk assessment modeling for the military medical application. SMEI also developed GIS-R, an Army GIS repository to provide a visual method for users to access information from a comprehensive set of government, commercial, and installation data sources in an expandable, user-friendly decision support application.

     Implementation planning is critical to the success of Enterprise GIS initiatives. Cross-organizational data sharing and public visualization of corporate information through the Internet requires the understanding of data needs across functional areas, as well as the backbone technology to support an Enterprise approach. The SMEI team includes key in-house experts in GIS supporting technologies such as ESRI's ArcSDE, Oracle Spatial, UNIX and Windows to ensure a stable architecture and operating environment for enterprise applications. As current customers of this service, the Naval Information Technology Center (NITC) receives architectural and database support, systems integration analysis, and technical support from SMEI.

Technical and Management Consulting Services

     SMEI provides network engineering, architectural guidance, database management, expert programming and functional area expert analysis to its Department of Defense clients. SMEI provides strategic consulting to support business requirements, change management, and financial analysis and metrics for several major federal customers.

     In addition, SMEI provides management, analytical, and technical consulting to support legacy application modernization and systems reduction goals under several major contracts including the Department of Navy's Navy Marine Corps Intranet (NMCI).

Aquifer Software Division

     SMEI develops and markets the Aquifer(TM) Application Services Platform, a proprietary software product for application developers. Aquifer helps developers build a new class of software called rich Internet applications. These applications are secure custom or commercial desktop and mobile Windows Forms applications that use the traditional client/server model while exploiting Web Services-based communications over the Internet.

         Aquifer is a .NET application platform built on a service-oriented architecture that delivers scalable and secure Web applications to Windows desktop and Windows CE platforms. Aquifer helps SMEI reduce development time and manage the deployment of applications across the Internet to desktops around the world while implementing Department of Defense ("DOD") certified and accredited security on all deployed systems. Aquifer addresses the needs of development organizations to more rapidly develop custom Windows Forms applications and lower the costs to secure, deploy and maintain them. Aquifer helps organizations solve the following problems:

     o    Reduction in application development time, cost and risk;
     o    Reduction of desktop and PDA application deployment time and cost;
     o    Increased richness of user experience;
     o    Elimination   of   security   concerns   inherent   with  Web  browser
          vulnerabilities;
     o    Decreased server software and hardware costs; and
     o    Optimization of network resources for best performance.

     SMEI markets Aquifer as both a productivity tool and a secure application platform. Whether modernizing legacy applications or building new service-oriented, Web based systems, Aquifer is designed to shorten the time it takes to develop and deliver custom solutions in Microsoft .NET environments. Aquifer provides many common service components including:

    o   Data Access;
    o   Role-based User Profiles;
    o   Flexible Security Model including strong encryption;
    o   Configuration Management;
    o   Event Management;
    o   Integration Gateways; and
    o   Secure Client.

     In its current version 5.4, the Aquifer Application Services Platform can support between 500 and 1,000 concurrent active desktops against a single server processor.

Sales and Marketing

     SMEI markets its Aquifer Application Services Platform to mid to large-sized commercial accounts, federal government agencies, systems integrators and independent software vendors that are building Windows rich Internet applications. Aquifer's products, training and services are focused on the .NET Windows Forms application development market where enterprise IT organizations and systems integrators are tasked with building and managing applications that run on the Internet using the .NET Framework.

          SMEI employs the following tactics to sell the Aquifer Application Services Platform:

          Direct Sales to Enterprise IT Organizations and Systems Integrators - A direct sales force performs this activity. This segment includes all new federal, systems integrator and commercial accounts. SMEI believes that reference-ability is a key post-sale objective.

          Targeted Marketing - With the help of extensive lead generation, public relations and targeting marketing communication materials, SMEI hopes to establish itself as a leader in the rich Internet application development and management market with an emphasis on security over both wired and wireless communications. The tactics include marketing materials directed at DOD agencies, the financial services and health care markets and other markets where strong security is a common requirement. Print media, direct mail, trade shows/conferences and live Web casts are the main components of lead generation for SMEI.

          Strategic  Alliances  - SMEI  plans  to  continue  to  form  strategic alliances with federal and commercial systems integrators and Web services performance management vendors to sell SMEI's products as value-added resellers and to enhance Aquifer's capabilities by integrating with other vendor's performance monitoring capabilities. SMEI believes that engaging marketing an delivery channels that are not currently available to the company will broaden market reach, increase delivery bandwidth in some instances, and yield a greater return on sales and marketing expenditure.

          Important partnerships SMEI has developed recently include:

          o Microsoft. SMEI is a Microsoft Certified Partner. Recently, Aquifer's security model and its presence on the Navy Marine Corps Intranet (NMCI) network have attracted interest from Microsoft Federal and from Microsoft Business Development in Redmond. SMEI is currently working with Redmond to develop a NMCI formal Microsoft/SMEI case study describing the benefits of .NET and Aquifer.

          o AmberPoint. AmberPoint is a Silicon Valley-based software company that builds and markets management solutions for Web services. SMEI and AmberPoint co-market products to federal governmental agencies. SMEI plans to integrate Aquifer and AmberPoint to help developers more easily and accurately monitor the .NET applications they build.

     SMEI's goal is to turn every Aquifer customer into a reference account. SMEI believes that first hand testimonials describing the productivity gains with Aquifer are of great value and can significantly enhance sales and marketing efforts

Business of Science Dynamics

     Science Dynamics has continues to supply call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. The Company has been a primary supplier to a major Local Exchange Carrier (LEC) and, in recent years, has expanded its customer base to include the newly emerging cadre of unregulated companies offering the same service in today's more highly competitive telecom environment. The Company's Commander product line is a versatile and feature rich platform, well prepared to handle the increasing demand for investigative tools and security.

Business Development

     Science Dynamics believes its future success is dependent on expanding its existing product line to encompass a more diverse customer base. Management believes this will enable the Company to reduce its exposure to the risk of declines in telecommunications sales while capitalizing on potential gains in the Company's other business sectors. As Science Dynamics expands product offerings into other sectors, the Company plans to move from primarily offering products to offering a mix of products and services to generate consistent recurring revenue streams. Some of the key areas Science Dynamics intends to focus on expanding are:

     1. OEM Licensing - This would include licensing existing technology Science Dynamics has developed to other equipment manufacturers either to incorporate into their existing product offering or for resale.
     2. Voice and Data Security Products - The Company's existing products provide feature rich call control technology that can be expanded to serve additional markets.

     The first step in realizing its business development strategy requires enhancing existing products to address the needs of other markets. Science Dynamics continues to supply call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. The Company plans expand on its existing Commander product line by licensing it to other vendors and also by modifying the product to meet the needs of other markets.

Science Dynamics Products

     With the acquisition of SMEI, Science Dynamics currently offers products, based on its BubbleLink technology and on SMEI's Aquifer technology. These products are marketed to the government and private industries.

Commander Call Control System

     The Commander call control system is built on the Company's BubbleLink software architecture. This open source platform is a combination of integrated computer telephony hardware and software. The Commander call control system is capable of handling thousands of call transactions per hour and provides correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

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

     Commander provides technologically advanced call control and management tools targeted at investigation and law enforcement in the inmate telephone control industry. Commander includes live monitoring, debit and recording features. The Commander system can be structured to use pre-paid debit cards that support specialized tariffs and call timing. With pre-paid debit cards, Commander provides complete control and security.

     The existing Commander system is ported to support multiple vendors' equipment, which makes the product more flexible in its operation and also pricing. The Company is developing Commander's investigative software to provide a single repository for storing call records, recordings and other documents related to a specific case or investigation.

MinuteMan

     The MinuteMan product, which is also built on the Company's BubbleLink technology, is a complete turnkey system. MinuteMan provides PSTN interface, card databases, IVR and SMDR collection. The MinuteMan is designed for smaller pre-paid card vendors that want to break free from the resale only mode of the card business.

Aquifer

     Aquifer is a software architecture that provides users the ability to develop and manage applications in a secure distributed computing environment. Aquifer has been used in developing several applications within the Department of Defense. Aquifer's security system is certified by the Department of Defense.

     Science Dynamics plans to combine Aquifer's secure development platform with the transaction processing capabilities of BubbleLink. The Company believes the products' synergies will provide an end to end solution for secure communications.

Product Development

     Science Dynamics continues to refine its core BubbleLink software technology. The BubbleLink software provides a hosting platform for telephony transactions and processes. The BubbleLink technology supports the Company's existing Commander family of inmate products and the MinuteMan pre-paid card system. Management believes the addition of Aquifer to its product offerings gives the Company greater flexibility with product design and will help keep the Company competitive.

Sales and Marketing

Science Dynamics

     Science Dynamics employs a direct sales team to market the Company's products to IT organizations, systems integrators and IP carriers. The Company's direct sales team primarily focuses on independent regional carriers and plans to expand its focus to include IP based carriers.

SMEI

     SMEI markets its Aquifer Application Services Platform to mid to large-sized commercial accounts, federal government agencies, systems integrators and independent software vendors that are building Windows rich Internet applications. Aquifer's products, training and services are focused on the .NET Windows Forms application development market where enterprise IT organizations and systems integrators are tasked with building and managing applications that run on the Internet using the .NET Framework.

          SMEI employs the following tactics to sell the Aquifer Application Services Platform:

          Direct Sales to Enterprise IT Organizations and Systems Integrators - A direct sales force performs this activity. This segment includes all new federal, systems integrator and commercial accounts. SMEI believes that reference-ability is a key post-sale objective.

          Targeted Marketing - With the help of extensive lead generation, public relations and targeting marketing communication materials, SMEI hopes to establish itself as a leader in the rich Internet application development and management market with an emphasis on security over both wired and wireless communications. The tactics include marketing materials directed at DOD agencies, the financial services and health care markets and other markets where strong security is a common requirement. Print media, direct mail, trade shows/conferences and live Web casts are the main components of lead generation for SMEI.

          Strategic  Alliances  - SMEI  plans  to  continue  to  form  strategic alliances with federal and commercial systems integrators and Web services performance management vendors to sell SMEI's products as value-added resellers and to enhance Aquifer's capabilities by integrating with other vendor's performance monitoring capabilities. SMEI believes that engaging marketing an delivery channels that are not currently available to the company will broaden market reach, increase delivery bandwidth in some instances, and yield a greater return on sales and marketing expenditure.

          Important partnerships SMEI has developed recently include:

          o Microsoft. SMEI is a Microsoft Certified Partner. Recently, Aquifer's security model and its presence on the Navy Marine Corps Intranet (NMCI) network have attracted interest from Microsoft Federal and from Microsoft Business Development in Redmond. SMEI is currently working with Redmond to develop a NMCI formal Microsoft/SMEI case study describing the benefits of .NET and Aquifer.

          o AmberPoint. AmberPoint is a Silicon Valley-based software company that builds and markets management solutions for Web services. SMEI and AmberPoint co-market products to federal governmental agencies. SMEI plans to integrate Aquifer and AmberPoint to help developers more easily and accurately monitor the .NET applications they build.

     SMEI's goal is to turn every Aquifer customer into a reference account. SMEI believes that first hand testimonials describing the productivity gains with Aquifer are of great value and can significantly enhance sales and marketing efforts

Research and Development

     Science Dynamics' research efforts are focused on adapting new technologies to current and potential products. Efforts in research cover new techniques in software development and component technologies.

     Science Dynamics is continuously redesigning and updating its existing products to integrate the latest technologies. As the Company expands its products in existing markets and makes initial steps into new markets, increases in research expenditures will become necessary.

Intellectual Property

Science Dynamics

     In June 1998, Science Dynamics was granted a patent from the U.S. Patent and Trademark Office on a three-way call detection system.

SMEI

     On November 12, 2003, SMEI filed an application with the United States Patent and Trademark Office for a trademark of the name "Aquifer." On December 21, 2004 the United States Patent and Trademark Office issued trademark serial number 78326540 for the name "Aquifer." SMEI has not yet received the Certificate of Registration.

     No assurance can be given as to the scope of any patent protection. Science Dynamics believes that rapid technological developments in the communications and IT industries may limit the protection afforded by its patents. Since the Company's patents precisely define the parameters of their technology, that information may allow competitors to modify the technology in order to circumvent the original patent. Accordingly, the Company believes that its success is dependent on its engineering competence, service, and the quality and economic value of products.

Customer Support

Science  Dynamics

     Science Dynamics' technical support staff provides telephone support to customers using a computerized call tracking and problem reporting system. Science Dynamics also provides initial installation and training services for its products. The Company has instituted an annual maintenance contract which entitles customers to software updates, technical support and technical bulletins.

SMEI

     The SMEI team includes in-house experts in GIS supporting technologies such as ESRI's ArcSDE, Oracle Spatial, UNIX and Windows to ensure a stable architecture and operating environment for enterprise applications. As current customers of this service, the Naval Information Technology Center (NITC) receives architectural and database support, systems integration analysis, and technical support from SMEI.

Competition

Science Dynamics

     There are six major competitors in the call control platform field, T-Netix and Evercom both provide call control systems as part of a telecommunications service offering. In addition, both these companies sell directly to the correctional facilities while Science Dynamics only sells to service providers. Science Dynamics competes with these companies primarily by offering service providers customized call control features not available on any other platform.

SMEI

     As a company offering IT services, SMEI's services market is fragmented and highly competitive. SMEI faces competition from companies providing IT outsourcing and business process outsourcing solutions. SMEI also competes with software vendors in the .NET Web Application Services Platform market. Potential competitors of SMEI's Aquifer software include:

          o Kinitos, Inc. delivers an enterprise deployment solution that allows IT to maintain centralized control of existing Windows Forms clients. The Kinitos .NET platform centralizes control of the monitoring, deployment and updating of existing Windows Forms client applications throughout the network. It handles policy based client deployment and rollback, enables real time monitoring and delivers centralized reporting of client applications.

               Kinitos also has a component that provides client-side "plumbing" for creating Windows Forms applications. It handles the communications from client to server, provides online/offline services, reliable messaging, logging and dynamic updating of client applications.

          o ObjectWare, Inc. markets its IdeaBlades technology as an application development platform for the rapid creation of smart client applications. ObjectWare leverages Microsoft .NET technology to streamline development, deployment and maintenance processes while simplifying the supporting hardware and software environments.

     SMEI believes that its Aquifer platform offers more comprehensive features and that on this basis Aquifer has a marketing and performance advantage over competing products. SMEI believes that its Aquifer DOD certified and accredited security technology not only creates an advantage over competitors, but also creates a strong barrier to entry. The following chart demonstrates the competitive features in Aquifer and those features currently available from the above competitors.

------------------------------------------------------- ----------- ----------- ---------------
                 Application Service                     Aquifer    Kinitos       ObjectWare
------------------------------------------------------- ----------- ----------- ---------------
Configuration Management                                   Yes         Yes           Yes
------------------------------------------------------- ----------- ----------- ---------------
Data Access                                                Yes          No           Yes
------------------------------------------------------- ----------- ----------- ---------------
DITSCAP Approved Security                                  Yes          No            No
------------------------------------------------------- ----------- ----------- ---------------
Active Directory Support                                   Yes          No            No
------------------------------------------------------- ----------- ----------- ---------------
Event Management                                           Yes         Yes            No
------------------------------------------------------- ----------- ----------- ---------------
User, Account and Application Management                   Yes          No            No
------------------------------------------------------- ----------- ----------- ---------------
Management Console                                         Yes          No            No
------------------------------------------------------- ----------- ----------- ---------------
Execute multiple applications per client instance          Yes         Yes            No
------------------------------------------------------- ----------- ----------- ---------------
Multi-platforms (e.g., Win 32, Win CE)                     Yes         N/A           N/A
------------------------------------------------------- ----------- ----------- ---------------
Performance Management                                   Partner        No            No
------------------------------------------------------- ----------- ----------- ---------------

Government Regulation

Science Dynamics

     The Federal Communications Commission requires that some of the Company's products meet Part 15 and Part 68 of the Code of Federal Regulations. Part 15 (subpart B) deals with the suppression of radio frequency and electro-magnetic radiation to specified levels. Part 68 deals with protection of the telephone network. Other than Federal Communication Commission requirements, the Company's business is not subject to material governmental regulation.

SMEI

             None since they are providing an unregulated services.

Employees

     As of March 29, 2005, Science Dynamics had 9 full time employees and no part time employees. Science Dynamics supplements full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of Science Dynamics' employees are covered by a collective bargaining agreement. Science Dynamics considers relations with its employees to be good.

     As of March 29, 2005, SMEI had 26 full time employees and one part time employee. None of SMEI's employees are covered by a collective bargaining agreement. SMEI considers relations with its employees to be good.

Item 2. Description of Property.

     Science Dynamics leases a 3,000 square foot office in an industrial park in Pennsauken, New Jersey. This space is also used to test the Company's products and other corporate activities. The Company's lease began June 1, 2003 and is for a term of three years at $2,812 per month.

     SMEI subleases a facility located at 12100 Sunset Hills Road, Reston, Virginia 20191. The facility is comprised of 9,342 square feet of office space. The sublease is pursuant to a Sub-Sublease Agreement dated June 22, 2001. The sublease commenced July 15, 2001 and ends September 30, 2005. SMEI currently pays $18,289.81 per month under the sublease, which is subject to a 3% increase in July 2005.

Item 3. Legal Proceedings.

     Neither Science Dynamics or SMEI is currently a party to, nor is any of Science Dynamics' or SMEI's property currently the subject of, any pending legal proceeding. None of the Science Dynamics' directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "SIDY." For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                         Fiscal 2004               Fiscal 2003
                                  ------------- ------------ ------------ ------
Calendar Quarter                  High          Low          High         Low
--------------------------------- ------------- ------------ ------------ ------

First Quarter                     $0.25         $0.08        $0.11        $0.03
Second Quarter                    $0.27         $0.09        $0.11        $0.05
Third Quarter                     $0.13         $0.05        $0.09        $0.05
Fourth Quarter                    $0.09         $0.05        $0.13        $0.05

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

Holders

     As  of  December  31,  2004,  the  Company's   common  stock  was  held  by
approximately 264 stockholders of record. The transfer agent of the Company's common stock is Continental Stock Transfer and Trust Company.

Dividends

     The Company has not declared any dividends to date. The Company has no present intention of paying any cash dividends on its common stock in the foreseeable future, as the Company intends to use earnings, if any, to generate growth. The payment by of dividends, if any, in the future, rests within the discretion of the Company's Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. There are no restrictions in the Company's Certificate of Incorporation or By-laws that restrict the Company from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

     The  following  table  shows   information  with  respect  to  each  equity
compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------ ------------------------ ----------------------- ---------------------------
Plan category                        Number of securities     Weighted average        Number of securities
                                     to be issued upon        exercise price of       remaining available for
                                     exercise of              outstanding options,    future issuance under
                                     outstanding options,     warrants and rights     equity compensation plans
                                     warrants and rights                              (excluding securities
                                                                                      reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                    (b)                         (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved
by security holders                          535,000                  $0.12                   18,260,000
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not
approved by security holders
                                               -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                        535,000                  $0.12                   18,260,000
------------------------------------ ------------------------ ----------------------- ---------------------------

Recent Sales of Unregistered Securities

Common Stock

     On February 14, 2005, as partial consideration for the acquisition of 82% of the outstanding common stock of SMEI, the Company issued an aggregate of 16,553,251 shares of the Company's common stock to twelve accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act.

     On February 10, 2005, the Company amended the conversion price of each of the Company's outstanding convertible term notes held by Laurus to a fixed conversion rate of $0.05. On February 11, 2005, Laurus converted $547,988.78 principal amount of convertible term notes of the Company and $223,447.28 of interest on such convertible term notes into an aggregate of 15,428,722 shares of the Company's common stock. As a result of the conversion by Laurus of the term notes, all amounts outstanding under the term notes were re-paid in full. In consideration for the amendment to the conversion rate of the term notes held by Laurus and the conversion by Laurus of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 issued in the face amount of $1,000,000 by the Company to Laurus was also re-paid.

Convertible Note and Warrant

     In connection with the acquisition of SMEI, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. ("Laurus") for the sale of a $2,000,000 principal amount Secured Convertible Term Note (the "Note") and a Common Stock Purchase Warrant to purchase 6,000,000 shares of the Company's common stock at a price of $.10 per share. The sale of the Note and the Warrant were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D under the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

Option Grants

     During 2004 the Company issued options to purchase 1,080,000 shares of the Company's common stock pursuant to its 2002 employee stock option plan, of which 775,000 options expired in 2004.

     On October 6, 2004,  in connection  with Mr.  Burgess'  amended  employment agreement, the Company granted Mr. Burgess an option to purchase 2,000,000 shares of the Company's common stock at $.05 per share as part of his 2003 bonus. On December 30, 2004 in connection with Calabash's new consulting agreement the Company awarded Calabash an option to purchase 2,000,000 share of the Company's common stock at $.05. Calabash is controlled by Alan C. Bashforth, Chairman and Acting Chief Financial Officer of the Company.

     Except as expressly set forth above, the individuals and entities to whom Science Dynamics issued securities are unaffiliated with the Company. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or the Company's executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. All of the above-referenced persons represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to the Company's Securities and Exchange Commission filings.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

     The following discussion and analysis should be read in conjunction with the financial statements of Science Dynamics Corporation, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

General Overview

     Science Dynamics was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company has been developing and delivering technologically advanced solutions for over twenty-five years.

     Throughout fiscal 2004, the Company began to see some stabilization in the telecommunications market. During this period the Company has focused its efforts on software solutions. Margins for the Company's software products have historically been higher than hardware products and have shown stability through fluctuating business environments. This strategy has enabled the Company to deliver products with higher margins while reducing overhead costs associated with lower margin product offerings.

     As the Company is coming out of a downturn in the telecommunications market, management believes it is crucial to ensure the Company's product offering has a diverse exposure to mitigate any risk associated with a single industry or market. The Company plans to expand its product line to other markets through a combination of acquisitions and product development.

     In conjunction with the Company's efforts to reduce overhead costs associated with lower margin product offerings and focus on higher margin products, the Company sold certain assets and liabilities of M3 Acquisition Corp., one of the Company's subsidiaries. The sale reduced the Company's liabilities by approximately $1,100,000 The product margins generated from the

Audio Visual business unit were approximately 25% compared to 75% from the Science Dynamics Software business unit. Management believes the sale of M3 Acquisition Corp.'s assets was necessary to maintain the Company's focus on the software business which saw a sales increase of approximately 8% from 2003 while maintaining consistent product margins.

     In line with efforts to expand the Company's product line and market reach, on December 14, 2004 the Company signed a definitive agreement to purchase approximately 82% of the outstanding shares of SMEI. SMEI is a software company focused primarily on providing solutions to the government market. SMEI's product offering includes Aquifer, an innovative software product that enables government departments and corporations to efficiently manage distributed computing applications in a secure environment. The Aquifer product has built in Department of Defense certified security.

     Combining Aquifer's application management qualities with the IP based transaction processing capabilities of BubbleLink provide Science Dynamics with a dynamic product offering that can be used to develop vertical applications encompassing a multitude of industries.

Results of Operations - Year Ended December 31, 2004 Compared with the Year Ended December 21, 2003

     The following table sets forth income and certain expense items as a percentage of total revenue and the change in dollar amounts of such items compared to the previous fiscal year:

                                          For the Years Ending December 31,
                                                2004                2003
                                                ----                ----
      Sales                                 $1,609,717           1,490,834
      Net Loss                               $(481,178)          $(282,167)

      Net Loss Per Share                         (0.01)              (0.00)


                                                     OPERATING EXPENSES                   PERCENT OF SALES
                                                     ------------------                   ----------------
                                                      2004             2003              2004             2003
                                                      ----             ----              ----             ----


        Cost of Goods Sold                        $344,951         $423,985             21.4%            28.4%

        Research & Development                     304,160          382,764             18.9%            25.7%

        Selling, General & Admin                 1,503,422        1,402,750             93.4%            94.1%

        Total Operating Costs and Expenses      $2,152,533       $2,209,499            133.7%           148.2%

     Sales for the fiscal year ended December 31, 2004 were $1,609,717 compared to $1,490,834 in the 2003 fiscal year. Revenues in 2004 and 2003 for software technology sales were predominantly derived from the Commander Product Lines, 30% was from consulting services, as well as revenue generated from the maintenance and support of those products. The increase can be attributed to an increase in consulting services.

     Cost of goods sold for the fiscal year ended December 31, 2004 decreased to $344,951 from $423,985 in the year ended December 31, 2004. The decrease in cost of sales in due to the Company's continual efforts to sell larger systems which have higher product margins and as a result a decreasing contribution margin. In addition the decrease can also be attributed to the increase in consulting services in 2004.

     Research and development expenses decreased to $304,160 in the year ended December 31, 2004, from $382,764 in the year ended December 31, 2003, a decrease of $78,604. The decrease in research and development expenses during the year ended December 31, 2004 was due to the limited resources available for product development. Management believes that continual enhancement of the Company's products is necessary to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications arena which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.

     Selling, general and administration expenses increased to $1,503,422 in the year ended December 31, 2004 compared to $1,402,750 in the year ended December 31, 2003. Selling, General and administration expenses consist of salaries, consulting fees, depreciation and overhead expenses. The increase can be primarily attributed to additional professional costs.

     Interest Expense for the year ended December 31, 2004 includes interest accrued on our convertible notes, interest paid on a short-term note from a stockholder and other short-term borrowing. Interest expense for the year ended December 31, 2004 was $283,740 compared to $199,713 for the year ended December 31, 2003. The increase in interest expenses was due to an increase in short borrowing, and an increase in the Company's revolving credit line.

     Finance Expense in the twelve months ended December 31, 2004 was $66,847, compared to $125,942 for the twelve months ended December 31, 2003. The decrease is attributed to the amortization of the financing expenses on the Laurus notes.

Liquidity and Capital Resources

     Net cash (used) by operating activities for the years ended December 31, 2004 and 2003 was $327,611 and $216,770, respectively. Net cash used in operating activities for the year ended December 31, 2004 included the net loss of $481,178, and adjustments which amounted to $153,567 and was comprised of depreciation, non-cash items, offset by the decrease in accounts payable and accrued expenses, customer deposits, an increase in accounts receivable and a gain on the disposal of the assets of M3 Acquisition Corp.

     Net cash used in investing activities for the years ended December 31, 2004 and 2003 was $0 and $0, respectively. The Companies limited resources has curtailed all investment in capital purchases. Management believes that in the future the Company will need to invest in updated technology to stay competitive in the its current markets. In addition the Company well continue to look for acquisitions that have synergy with Science Dynamics products.

     Net cash provided (used) by financing activities for the years ended December 31, 2004 and 2003 was $499,260 and ($238,879), respectively. Due to continued losses the Company has to borrow funds to meet its working capital needs.

     At December 31, 2004, the Company had $192,681 in cash and cash equivalents and a $3,430,828 deficit in working capital, compared $21,032 in cash and cash equivalents and a $3,578,118 deficit in working capital in 2003. Current liabilities at December 31, 2004 were $3,734,261, compared to $3,703,141 at December 31, 2003. The deficit in working capital for the year ended December 31, 2004 is attributable to the low sales results. The increase in the current liabilities for the year ended December 31, 2004 resulted from the minimal cash flows from operation.

     The cash requirements for funding the Company's operations have greatly exceeded cash flows from operations. The Company has satisfied its capital needs primarily through debt financing. The Company's liabilities consist of over extended accounts payable and accrued expenses. The Company has successfully negotiated payment arrangements with some of its vendors and is attempting to negotiate payment arrangements with others. The Company is in discussion with other creditors to renegotiate extended terms. The Company cannot guarantee that any of these discussions will be successful. If we are unable to successfully renegotiate any of the above payment arrangements, our business may be materially and adversely affected.

     The Company's revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet management's anticipated cash requirements. The Company cash requirements include increasing inventory for long lead items, payment of current and old payables. The Company is trying to obtain additional working capital through equity financing as well as increase sales. Science Dynamics does not have sufficient cash on hand to continue its operations without successfully raising additional funds and increasing its sales. The inability to generate sufficient cash from operations or to obtain the required additional funds could require Science Dynamics to reduce or curtail operations.

Subsequent Events

     On February 10, 2005, Science Dynamics amended (the "Amendment") the conversion price of each of the Company's outstanding convertible term notes held by Laurus to a fixed conversion rate of $0.05. On February 11, 2005, Laurus converted $547,988.78 principal amount of convertible notes and $223,447.28 of interest on such convertible notes into an aggregate of 15,428,722 shares of the Company's common stock. As a result of the conversion by Laurus of the term notes, all amounts outstanding under the term notes were re-paid in full. In consideration for the Amendment and the conversion by Laurus of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 issued in the face amount of $1,000,000 by the Company to Laurus was re-paid. As a result of the foregoing transactions, $1,322,199.01, representing all outstanding debt of the Company to Laurus (except as set forth below) was re-paid.

     Subsequent to the above transactions, on February 14, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), dated February 11, 2005, with Laurus for the sale of a $2,000,000 principal amount Secured Convertible Term Note (the "Note") and a Common Stock Purchase Warrant (the "Warrant") to purchase 6,000,000 shares of the Company's common stock. The sale of the Note and the Warrant were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D under the Securities Act.

     The Company received gross proceeds of $2,000,000 from the sale of the Note and the Warrant. The Company may only use such proceeds for (i) general working capital purposes, (ii) no less than 80% of the equity interests of Systems Management Engineering, Inc. ("SMEI") pursuant to the Stock Purchase Agreement, as amended, dated as of December 16, 2004 by and among the Company, SMEI and the shareholders of SMEI identified therein, and (iii) the acquisition of 100% of the remaining equity interests of SMEI pursuant to a transaction in form and substance reasonably satisfactory to Laurus.

     The Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%. Interest is calculated on the last day of each month until the maturity date (each a "Determination Date"). Subject to the following adjustment to the interest rate, the interest rate shall not be less than 8%. If (i) the Company has registered the resale of the shares issuable upon conversion of the Note and upon exercise of the Warrant on an effective registration statement with the Securities and Exchange Commission, and (ii) the market price of the Company's common stock for the five trading days immediately preceding a Determination Date exceeds the then applicable fixed conversion price by at least 25%, then the interest rate for the succeeding calendar month shall automatically be reduced by 200 basis points, or 2%, for each incremental 25% increase in the market price of the common stock above the then applicable fixed conversion price. Notwithstanding this interest rate adjustment, in no event will the interest rate be less than 0%.

     Interest is payable on the Note monthly in arrears commencing March 1, 2005 and on the first business day of each consecutive calendar month thereafter until the maturity date, February 11, 2008 (each a "Repayment Date"). Amortizing payments of the aggregate principal amount outstanding under the Note must begin on June 1, 2005 and recur on the first business day of each succeeding month thereafter until the maturity date (each an "Amortization Date"). Beginning on the first Amortization Date, the Company must make monthly payments to Laurus on each Repayment Date, each in the amount of $60,606.06, together with any accrued and unpaid interest to date on such portion of the principal amount plus any and all other amounts which are then owing under the Note, the Purchase Agreement or any other related agreement but have not been paid (collectively, the "Monthly Amount"). Any principal amount that remains outstanding on the maturity date is due and payable on the maturity date.

     If the Monthly Amount (or a portion of the Monthly Amount if not all of the Monthly Amount is converted into shares of common stock) is required to be paid in cash, then the Company must pay Laurus an amount equal to 102% of the Monthly Amount due and owing to Laurus on the Repayment Date in cash. If the Monthly Amount (or a portion of the Monthly Amount if not all of the Monthly Amount is converted into shares of common stock) is required to be paid in shares of common stock, the number of such shares to be issued by the Company to Laurus on such Repayment Date (in respect of such portion of the Monthly Amount converted into in shares of common stock), shall be the number determined by dividing (x) the portion of the Monthly Amount converted into shares of common stock, by (y) the then applicable fixed conversion price. The fixed conversion price of the
Note is $0.10 per share, subject to adjustment for subsequent lower price issuances by the Company, as well as customary adjustment provisions for stock splits, combinations, dividends and the like.

     Laurus is required to convert into shares of common stock all or a portion of the Monthly Amount due on each Repayment Date according to the following guidelines (the "Conversion Criteria"): (i) the closing price of the common stock as reported by Bloomberg, L.P. on the Repayment Date shall be greater than or equal to 115% of the fixed conversion price and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22-day trading period immediately preceding the applicable Repayment Date. If the Conversion Criteria are not met, Laurus must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus has not been able to convert into shares of common stock due to failure to meet the Conversion Criteria, must be paid by the Company in cash at the rate of 102% of the Monthly Amount otherwise due on such Repayment Date, within three business days of the applicable Repayment Date.

     The Warrant is exercisable at a price of $0.11 per share from the issue date through the close of business on February 11, 2012. Upon exercise of the Warrant, payment may be made by Laurus either (i) in cash or by certified or official bank check payable to the order of the Company equal to the applicable aggregate exercise price, (ii) by delivery of the Warrant, or shares of common stock and/or common stock receivable upon exercise of the Warrant, or (iii) by a combination of any of the foregoing methods. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

     In order to secure payment of all amounts due under the Note, as well as the Company's other obligations to Laurus: (i) the Company granted Laurus a lien on all of the Company's assets and also on all assets of the Company's subsidiaries; (ii) the Company pledged all of the capital stock that it owns of each of its subsidiaries; and (iii) each of the Company's subsidiaries executed a Subsidiary Guaranty of such obligations.

     Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant in a registration statement under the Securities Act to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. In the event the Company does not meet these deadlines, it may be required to pay Laurus liquidated damages in cash equal to 2% for each 30-day period (prorated for partial periods) on a daily basis of the original principal amount of the Note.

Off-Balance Sheet Arrangements

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

     Basis of Financial Statement Presentation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company plans to address the going concern by replacing debt with equity and continuing to grow the company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will inevitably lead to the removal of the going concern comment from our audited financials.

     As discussed in Note 4 to the accompanying financial statements, on September 1, 2004, the Company sold substantially all of its tangible and intangible assets that were used in its audio and visuals systems integration business. Accordingly, the financial condition and results of the operations of the Audio Visual division segment have been reflected as discontinued operations for all periods.

     Principles of Consolidation. The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

     Major Customers. Currently two customers account for more than 41% of total sales in 2004 and no customers accounted for more than 10% in 2003.

Item 7.           Financial Statements.

     All financial information required by this Item is attached hereto at the end of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A. Controls and Procedures.

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, the Company's chief executive officer and chief financial officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

         None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following are the names and certain information regarding the Company's Directors, Director Nominees and Executive Officers following the acquisition of SMEI. The Company plans to appoint the Director Nominees to the Company's Board of Directors approximately ten days after the date the Company transmits to all holders of record of the Company's common stock information required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. There are no family relationships among any of the Company's Directors, Director Nominees and Executive Officers.

------------------------------- --------- --------------------------------------------------------
             Name                 Age                            Position
------------------------------- --------- --------------------------------------------------------
Paul Burgess                       40     President, Chief Executive Officer and Director
------------------------------- --------- --------------------------------------------------------
Alan C. Bashforth                  54     Acting Chief Financial Officer, Secretary and Chairman
                                          of the Board of Directors
------------------------------- --------- --------------------------------------------------------
Eric D. Zelsdorf                   39     Chief Technology Officer and Director Nominee
------------------------------- --------- --------------------------------------------------------
Herbert B. Quinn                   68     Director Nominee
------------------------------- --------- --------------------------------------------------------
Robert E. Galbraith                61     Director Nominee
------------------------------- --------- --------------------------------------------------------

Background of Executive Officers and Directors

     Paul Burgess, President, Chief Executive Officer and Director. From March 1, 2003 until February 14, 2005, Mr. Burgess was Chief Operating Officer of the Company. As of February 9, 2005, Mr. Burgess was appointed President and Chief Executive Officer of the Company. On February 14, 2005, Mr. Burgess was appointed a director of the Company. From January 2000 to December 2002, Mr. Burgess was President and Chief Financial Officer of Plan B Communications. Prior to Plan B Communications, Mr. Burgess spent three years with MetroNet Communications, where he was responsible for the development of MetroNet's coast to coast intra and inter city networks. Mr. Burgess was also influential in developing the operations of MetroNet during the company's early growth stage. Prior to joining MetroNet, Mr. Burgess was with ISM, a company subsequently acquired by IBM Global Services, where he was responsible for developing and deploying the company's distributed computing strategy.

     Alan C. Bashforth, Acting Chief Financial Officer, Secretary and Chairman of the Board of Directors. From April 4, 2002 to February 9, 2005, Mr. Bashforth was President, Chief Executive Officer and the sole Director of the Company. Mr. Bashforth continues to serve as a Acting Chief Financial Officer, Secreatary, director and as Chairman of the Board of Directors of the Company. Mr. Bashforth has been a member of the Company's Board of Directors since November 1996. Since 1996, Mr. Bashforth has held various executive officer positions with the Company. From the end of 1996 to December 15, 2000, Mr. Bashforth was President of Cascadent Communications, a major customer of the Company. Previously he was President of Innovative Communications Technology, Ltd. ("ICT"), a data communications company located in Jersey, Channel Islands, until the acquisition of the intellectual property of ICT by the Company in November 1996.

     Eric D. Zelsdorf, Chief Technology Officer and Director Nominee. Mr. Zelsdorf founded SMEI in 1997 and since then he has been the Chief Technology Officer, President and a Director of SMEI. Mr. Zelsdorf has led SMEI since its inception and currently advises clients as well as industry standards groups on the implementation of secure Web services and enterprise architecture and integration. From 1992 to 1997, Mr. Zelsdorf was Vice President and Chief Technology Officer for ECG, Inc.

     Herbert B. Quinn, Director Nominee. Mr. Quinn has been Chairman and Chief Executive Officer of SMEI since 1998 when he led the merger of Energy and Environmental Technologies into SMEI. Mr. Quinn is a retired Army Brigadier General, former Senior Executive for the EPA and a registered Professional Engineer.

     Robert E. Galbraith, Director Nominee. Mr. Galbraith is currently a consultant to firms seeking innovative technical solutions in the security marketplace. Areas in which Mr. Galbraith have consulted include: data encryption, internet telephony (VoIP), intelligent data recording, secure local and wide area network solutions, physical security and biometric security. Prior to consulting, Mr. Galbraith was President, owner and technical administrator of Secure Engineering Services, Inc. ("SESI") from its inception in 1979 until the firm was sold in 1996. During this period, SESI provided services and equipment to the U.S. Forces and NATO component Forces in Europe. Clients included the U.S. Army, Navy and Air Force, the SHAPE Technical Center, Euro Fighter Program, Sandia Labs, JPL, MITRE and NATO programs.

Board Composition

     At each annual meeting of stockholders, all of the Company's directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors. There were no board meetings during the fiscal year ended December 31, 2004.

     Each officer is elected by, and serves at the discretion of the board of directors. Each of our officers and directors devotes his full time to our affairs.

Audit Committee Financial Expert

     The Company does not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. The Company has not been able to identify a suitable nominee to serve as an audit committee financial expert.

Code of Ethics

     The Company has adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. The Code of Ethics has been filed with the Company's annual report for the fiscal year ended December 31, 2003 on Form 10-KSB as
Exhibit 14.1, filed with the Securities and Exchange Commission on April 9, 2004. Upon request, the Company will provide to any person without charge a copy of its Code of Ethics. Any such request should be made to Attn: Paul Burgess, Science Dynamics Corporation, 7150 N. Park Drive, Suite 500, Pennsauken, N.J. 08109. The Company's telephone number is (856) 910-1166. The Company is in the process of building a section of its website at www.scidyn.com where the Code of Ethics will be available to investors.

Section 16(a) Beneficial Ownership Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during the fiscal year ended December 31, 2004, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2004, the Company believes that during the fiscal year ended December 31, 2004, its executive officers, directors and all persons who own more than ten percent of a registered class of its equity securities complied with all Section 16(a) filing requirements, except as follows: Alan Bashforth reported five transactions late and filed two Form 4s late; and Paul Burgess has never filed a Form 3.

Item 10. Executive Compensation.

     The following table sets forth all compensation paid in respect of the Company's Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                                            Long-Term
                                                                                           Compensation
                                                                            -------------------------------------------
                                               Annual Compensation                      Awards                Payouts
                                      ------------------------------------- ------------------------------ ------------

                                                                  Other                       Securities                   All
                                                                 Annual     Restricted        Under-lying                 Other
          Name and                                               Compen-    Stock Award(s)    Options/        LTIP       Compen-
     Principal Position       Year     Salary ($)   Bonus ($)  sation ($)   ($)               SARs (#)     Payouts ($)  sation ($)
----------------------------- ------- ------------- ---------- ------------ ----------------- ------------ ------------ -----------
Alan C. Bashforth,            2004       -0-          -0-      $240,000 (1)       -0-         2,000,000       -0-         -0-
     Acting Chief Financial                                    $240,000                                                $75,000
                              2003       -0-          -0-         (1)             -0-             -0-         -0-         (3)
     Officer, Secretary,      2002       -0-          -0-      $165,000       $130,909 (2)        -0-         -0-         -0-
     Chairman, Former
     President and Former
     Chief Executive Officer

Paul Burgess,                         $175,000
                              2004       (4)          -0-         -0-             -0-         2,000,000       -0-         -0-
     President, Chief                 $145,833
Executive                     2003       (5)          -0-         -0-             -0-         2,000,000       -0-         -0-
     Officer and Director

     (1) Consultancy fee of $240,000 owed to Calabash Consulting LTD, of which Mr. Bashforth is the principal executive officer and owner.
     (2) Pursuant to his consulting agreement, Mr. Bashforth is entitled to a bonus equal to 4,363,636 shares of the Company's common stock for the year ended December 31, 2002. These shares are valued at $.03 per share.
     (3) Remaining balance of consultancy fee owed to Calabash Consulting LTD for 2002 contract.
     (4) Of Mr. Burgess' $145,833 compensation for 2003, $65,625 remains unpaid and has been accrued for the year ended December 31, 2003 and 2004.
     (5) Of Mr. Burgess' $175,000 compensation for 2004, $21,875 remains unpaid and has been accrued for the year ended December 31,2004

                               Options Grant Table

     The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2004. We did not have during such fiscal year, and currently do not have, any plans providing for the grant of stock appreciation rights ("SARs").

                      Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------

                               Individual Grants
--------------------------- --------------- ------------- ---------- -----------
           (a)                 (b)            (d)            (e)         (c)

                                            % of Total
                                            Options/
                            Number of       SARs
                            Securities      Granted to    Exercise
                            Underlying      Employees     or Base
                            Options/ SARs   in Fiscal     Price      Expiration
           Name             Granted (#)     Year          ($/Sh)     Date
--------------------------------------------------------------------------------
Alan C. Bashforth              2,000,000        46.5%        $.05        None
Paul Burgess                   2,000,000        46.5%        $.05__    __None__

Aggregate Option Exercises in Last Fiscal Year

     No options were exercised by the Company's executive officers and directors during the most recent fiscal year.

Compensation of Directors

     No director receives any cash compensation for their service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Employment Agreements

     On December 30, 2004, Science Dynamics entered into a consulting agreement with Calabash Consultancy, Ltd. Under the agreement, Calabash Consultancy, Ltd. was engaged as a business development, financial and management consultant, which consulting services are to be provided by Alan Bashforth to act as Chief Executive Officer and Chairman of the Board of Directors of the Company. The agreement started January 1, 2005 and continues for an initial three-year term. The agreement will automatically renew for additional one-year terms following the initial term, provided that following the initial term either party may terminate the agreement by providing the other party a minimum of 30 days prior written notice. In consideration for its services, the Company agreed to pay Calabash Consultancy, Ltd. an annual fee of $300,000. After the Company completes the acquisition of SMEI, Calabash Consultancy, Ltd. will be awarded warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.10 per share that expire seven years after issuance. In addition, as part of a bonus payment for years 2003 and 2004, the Company agreed to grant Calabash Consultancy, Ltd. fully vested stock options to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.05 per share.

The Company agreed to fully reimburse Calabash Consultancy, Ltd. for any and all expenses incurred in the performance of duties under the agreement and to pay Calabash Consultancy, Ltd. $850 per month for a vehicle to be used exclusively by Calabash Consultancy, Ltd. during the term of the agreement. During the initial term or any subsequent renewal, if the Company is sold to another party or subject to a change of control, or ownership of more than 20% of the Company's outstanding common stock is controlled by a single party, Calabash Consultancy, Ltd. may terminate the agreement by providing 30 days advance notice of termination. Upon such termination, all options and warrants will become fully vested and all other amounts due under the agreement, including payments through the term of the agreement, will become immediately due and payable. The Company agreed to indemnify Calabash Consultancy, Ltd. and Mr. Bashforth and hold them harmless for all acts or decisions made by Mr. Bashforth in good faith while performing services for the Company. The Company also agreed to be responsible for payment of any and all taxes that may become due to any state or federal taxing authority arising out of the agreement and to indemnify and hold harmless Calabash Consultancy, Ltd. and Mr. Bashforth from any such payment.

     On January 1, 2005, the Company entered into a Consulting Agreement with SMEI and Herbert B. Quinn, Jr., which is effective as of the date the Company completed the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI's Chief Executive Officer. For his services, the Company agreed to pay Mr. Quinn $150,000 per year. Mr. Quinn also is eligible to receive options under the Company's stock option plan or any similar plan that is in effect. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. The agreement does not contain any termination provisions.

     On February 4, 2005, the Company entered into an Employment Agreement with SMEI and Eric D. Zelsdorf. Under the agreement, Mr. Zelsdorf will be employed as SMEI's Chief Technology Officer until December 31, 2007. For his services, SMEI agreed to pay Mr. Zelsdorf a base salary of $160,000 per year. Mr. Zelsdorf also may be paid an incentive bonus based on a percentage of his base salary. Upon completion of the Company's acquisition of SMEI, the Company agreed that it would grant Mr. Zelsdorf stock options in accordance with the Company's employee stock option program. The exercise price of the stock options are to be set at the Company's stock price at the close of the acquisition of SMEI by the Company. The agreement will terminate upon the following events and conditions:
(a) upon expiration of its terms; (b) for cause by SMEI immediately upon written notice; (c) For cause by Mr. Zelsdorf immediately upon written notice; (d) without cause by either party upon written notice; or (e) in the event Mr. Zelsdorf is unable to perform services required under the agreement by reason of incapacity or disablement for more than six months. Cause by SMEI is defined in the agreement as: a material breach by Mr. Zelsdorf, a felony conviction or any willful act or omission of dishonesty which causes harm to SMEI. Resignation of Mr. Zelsdorf with cause is defined to include, but not limited to: a reduction in position and/or responsibilities, a material change in Mr. Zelsdorf's reporting structure, or relocation beyond 30 miles of SMEI's principal office. If the agreement is terminated by SMEI without cause or if Mr. Zelsdorf resigns with cause, Mr. Zelsdorf will be entitled to all compensation and benefits otherwise remaining unpaid under the remaining term of the agreement and all stock options which have been granted under the agreement will become immediately vested and exercisable. In the event Mr. Zelsdorf is terminated for cause or resigns voluntarily, no compensation will be due to him other than what was earned through the date of termination.

     On February 4, 2005, the Company entered into a Consulting Agreement with SMEI and Herbert B. Quinn, Jr., which is effective as of the date the Company completes the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI's Chief Executive Officer. For his services, the Company agreed to pay Mr. Quinn $150,000 per year. Mr. Quinn also is eligible to receive options under the Company's stock option plan or any similar plan that is in effect. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. The agreement does not contain any termination provisions.

     On February 14, 2005, upon effectiveness of the Company's acquisition of SMEI, the Company entered into an Executive Employment Agreement Amendment with Paul Burgess. Under the Executive Employment Agreement Amendment, Mr. Burgess is employed by the Company as its Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement Amendment may be renewed upon the mutual agreement of Mr. Burgess and the Company. Mr. Burgess will be paid a base salary of $225,000 per year under the Executive Employment Agreement Amendment. The Company previously agreed to grant Mr. Burgess 2,000,000 shares of restricted stock. This grant was replaced by the grant of fully vested options to purchase 2,000,000 shares of common stock of the Company at an exercise price of $0.03 per share. The Company also agreed to grant Mr. Burgess fully vested options to purchase an additional 2,000,000 shares of common stock of the Company at an exercise price of $0.05 per share as a bonus for services rendered to the Company during 2004. Further, upon the effective date of the Executive Employment Agreement Amendment, the Company agreed to grant Mr. Burgess options to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.10 per share, which will vest one-third each year over a three-year period beginning February 14, 2006. In addition, the Company agreed to pay Mr. Burgess an incentive bonus based on 1% of the revenue of the most recent 12-month period of any acquisitions closed by the Company during the term of the Executive Employment Agreement Amendment. The Executive Employment Agreement Amendment may be terminated by Mr. Burgess at his discretion by providing at least 30 days prior written notice to the Company. In the event the Company is acquired, or is the non-surviving party in a merger, or the Company sells all or substantially all of its assets, the surviving company is bound to the provisions of the Executive Employment Agreement Amendment.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of March 28, 2005 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the Company's directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.


                                                     Common Stock           Percentage of
Name of Beneficial Owner (1)                    Beneficially Owned (2)     Common Stock (2)
---------------------------------------------- ------------------------- ---------------------
Alan C. Bashforth (3)                                 14,048,363                 14.9%
Paul Burgess (4)                                       4,000,000                  4.4%
Herbert B. Quinn, Jr. (5)                              6,604,424                  7.7%
Eric D. Zelsdorf                                       5,835,606                  6.8%
Robert Galbraith (6)                                   1,245,000                  1.4%
---------------------------------------------- ------------------------- ---------------------
All   officers,   directors   and   directors         31,733,393                 32.3%
nominees as a group   (5 persons)

     (1) Except as otherwise indicated, the address of each beneficial owner is c/o Science Dynamics Corporation, 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109.

     (2) Applicable percentage ownership is based on 86,239,910 shares of common stock outstanding as of March 28, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of March 28, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
     (3) Includes: (a) 165,000 shares owned directly by Mr. Bashforth; (b) 1,520,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 4,363,363 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; (d) options owned by Calabash Holdings Ltd. to purchase 2,000,000 shares exercisable at $0.05 per share; and (e) warrants owned by Calabash Holdings Ltd. to purchase 6,000,000 shares exercisable at $0.10 per share which expire on February 14, 2012.

     (4) Includes (a) options to purchase 2,000,000 shares of common stock exercisable at $0.03 per share; and (b) options to purchase 2,000,000 shares of common stock exercisable at $0.05 per share.
     (5)  Includes 370,515 shares owned by Elizabeth L. Quinn, spouse of Herbert
          B. Quinn, Jr. (6) Includes 50,000 shares owned by Melinda Galbraith, spouse of Robert Galbraith.


     No Director, nominee for Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Item 12. Certain Relationships and Related Transactions.

     On December 30, 2004, Science Dynamics entered into a consulting agreement with Calabash Consultancy, Ltd. Under the agreement, Calabash Consultancy, Ltd. was engaged as a business development, financial and management consultant, which consulting services are to be provided by Alan Bashforth to act as Chief Executive Officer and Chairman of the Board of Directors of the Company. The agreement started January 1, 2005 and continues for an initial three-year term. The agreement will automatically renew for additional one-year terms following the initial term, provided that following the initial term either party may terminate the agreement by providing the other party a minimum of 30 days prior written notice. In consideration for its services, the Company agreed to pay Calabash Consultancy, Ltd. an annual fee of $300,000. After the Company completes the acquisition of SMEI, Calabash Consultancy, Ltd. will be awarded warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.10 per share that expire seven years after issuance. In addition, as part of a bonus payment for years 2003 and 2004, the Company agreed to grant Calabash Consultancy, Ltd. fully vested stock options to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.05 per share. The Company agreed to fully reimburse Calabash Consultancy, Ltd. for any and all expenses incurred in the performance of duties under the agreement and to pay Calabash Consultancy, Ltd. $850 per month for a vehicle to be used exclusively by Calabash Consultancy, Ltd. during the term of the agreement. During the initial term or any subsequent renewal, if the Company is sold to another party or subject to a change of control, or ownership of more than 20% of the Company's outstanding common stock is controlled by a single party, Calabash Consultancy, Ltd. may terminate the agreement by providing 30 days advance notice of termination. Upon such termination, all options and warrants will become fully vested and all other amounts due under the agreement, including payments through the term of the agreement, will become immediately due and payable. The Company agreed to indemnify Calabash Consultancy, Ltd. and Mr. Bashforth and hold them harmless for all acts or decisions made by Mr. Bashforth in good faith while performing services for the Company. The Company also agreed to be responsible for payment of any and all taxes that may become due to any state or federal taxing authority arising out of the agreement and to indemnify and hold harmless Calabash Consultancy, Ltd. and Mr. Bashforth from any such payment.

     On January 1, 2005, the Company entered into a Consulting Agreement with SMEI and Herbert B. Quinn, Jr., which is effective as of the date the Company completed the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI's Chief Executive Officer. For his services, the Company agreed to pay Mr. Quinn $150,000 per year. Mr. Quinn also is eligible to receive options under the Company's stock option plan or any similar plan that is in effect. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. The agreement does not contain any termination provisions.

Item 13. Exhibits.

Exhibit
Number                                   Description
------------------ -- ----------------------------------------------------------
2.1 Asset Purchase Agreement effective September 1, 2004 between Modern Mass Media Group, Inc. and M3 Acquisition Corp., a subsidiary of Science Dynamics Corporation (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 22, 2004)
2.2     Stock Purchase  Agreement dated December 16, 2004 among Science Dynamics

        Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)
2.3 Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)
3.1 Certificate of Incorporation (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)
3.2 By-laws (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)
4.1 Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.2 Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.3 Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.4 Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.5 Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.6 Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.7 Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.8 Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)
10.1 Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
10.2 Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18,
        2005)
10.3 AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
10.4 Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005)
10.5 Consulting Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Herbert B. Quinn, Jr. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)
10.6 Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)
10.7 Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)
14.1 Code of Ethics (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)
21.1    Subsidiaries of the Company
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed by Peter C. Cosmas Co. CPA's the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $89,500 and $53,200, respectively.

Tax Fees

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $3,000 and $1,100 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

     There were no other fees billed for products or services provided by the principal accountant for the fiscal years ended December 31, 2004 and 2003.

Audit Committee Pre-Approval Policies and Procedures

         Not applicable.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SCIENCE DYNAMICS CORPORATION


         Dated:   March 31, 2005              By:  /s/ Paul Burgess
                                                   -------------------
                                              Paul Burgess
                                              Chief Executive Officer


         Dated:   March 31, 2005              By:  /s/ Alan C. Bashforth
                                                   ----------------------
                                              Alan C. Bashforth
                                              Acting Chief Financial Officer
                                              and Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                      Date


         /s/ Paul Burgess                Director                 March 31, 2005
         -------------------------
         Paul Burgess


         /s/ Alan C. Bashforth           Chairman of the Board    March 31, 2005
         -------------------------
         Alan C. Bashforth

                          SCIENCE DYNAMICS CORPORATION



                   Index to Consolidated Financial Statements

     Report of Independent Accountants dated March 4, 2005                              Page F-2

     Consolidated Balance Sheets as of December 31, 2004 and 2003                       Page F-3

     Consolidated Statements of Operations, two years ended December 31, 2004           Page F-4

     Consolidated Statements of Cash Flows, two years ended December 31, 2004           Page F-5

     Consolidated Statements of Changes in Shareholders' Equity, two years ended
     December 31, 2004                                                                  Page F-6

     Notes to Consolidated Financial Statements                                         Pages F-7 - F-18

             Report of Independent Registered Public Accounting Firm



     To The Board of Directors and Shareholders of Science Dynamics Corp.



     We have audited the  accompanying  consolidated  balance  sheets of Science
Dynamics Corp. and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Science Dynamics Corp. and subsidiaries as of December 31, 2004 and 2003, and results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(b) to the financial statements, the Company has generated significant losses and requires additional capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Peter C. Cosmas Co., CPAs
    -------------------------
    Peter C. Cosmas Co., CPAs

370 Lexington Ave.
New York, NY 10017
March 4, 2005

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

ASSETS
                                                                              2004                    2003
Current assets:
   Cash and cash equivalents                                                   $   192,681              $   21,032
   Accounts receivable - trade                                                      56,922                  25,879
   Inventories                                                                      51,018                  76,300
   Other current assets                                                              2,812                   2,812
                                                                       --------------------    --------------------
      Total current assets                                                         303,433                 126,023
                                                                       --------------------    --------------------

Property and equipment, net                                                         39,347                 149,388
Deferred Asset                                                                          -0-                 66,847
Other assets                                                                         2,812                   2,812
                                                                                                                 -
                                                                       --------------------    --------------------
      Total assets                                                             $   345,592               $ 345,070
                                                                       ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short term payable                                                           $  300,000                $ 56,860
   Customer deposits                                                                     -                  87,300
   Liabilities discontinued operations                                             114,516                  45,953
   Revolving Credit Line                                                           550,763                 336,309
   Loan payable stockholders/Officers                                              244,240                 163,192
   Accounts payable                                                                719,940               1,171,693
   Accrued expenses                                                                839,689                 443,474
   Convertible Debenture                                                           965,113               1,198,360
   Deposit Stock Purchase                                                                -                 200,000
                                                                       --------------------    --------------------
      Total current liabilities                                                  3,734,261               3,703,141







Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                                                      -                       -
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      53,964,167 and 46,918,088 issued
      53,838,367 and 46,792,288 outstanding
      in 2004 and 2003 respectively.                                               539,642                 469,181

   Additional paid-in capital                                                   16,080,961              15,700,842

   (Deficit)                                                                   (19,611,439)            (19,130,261)
                                                                       --------------------    --------------------
                                                                                (2,990,836)             (2,960,238)
   Common stock held in treasury, at cost                                         (397,833)               (397,833)
                                                                       --------------------    --------------------
   Total shareholders' equity (Deficit)                                         (3,388,669)             (3,358,071)
                                                                       --------------------    --------------------
   Total liabilities and shareholders'
   Equity                                                                       $  345,592               $ 345,070
                                                                       ====================    ====================

         See accompanying notes to the consolidatedfinancial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended December 31,
                                                                          2004                         2003
                                                                          ----                         ----

Net Sales                                                                 $   1,609,717                $  1,490,834
                                                                  ----------------------       ---------------------
Operating costs and expenses:

      Cost of sales                                                             344,951                     423,985
      Research and development                                                  304,160                     382,764
      Selling, general
          And administrative                                                  1,503,422                   1,402,750
                                                                  ----------------------       ---------------------
                                                                              2,152,533                   2,209,499
                                                                  ----------------------       ---------------------

Operating (Loss) before other income (expenses)                                (542,816)                   (718,665)

Other income (expenses):
   Sale of NJ NOL                                                               233,956                     217,021
   Sale of Intangible Asset                                                         -0-                   1,350,000
   Other Income                                                                  82,000                           -
   Write Down of Assets                                                               -                    (105,603)
   Interest Expense                                                            (283,740)                   (199,713)
   Finance Expense                                                              (66,847)                   (125,942)
                                                                  ----------------------       ---------------------
   Net Income (Loss) from Continuing operations                                (577,447)                    417,098

Discontinued Operations:

   Income (Loss) from Discontinued operations                                  (189,041)                   (699,265)
   Gain on the sale of assets                                                   285,310
                                                                  ----------------------       ---------------------
       Income (loss) from Discontinued operations                                96,269                    (699,265)


                                                                  ----------------------       ---------------------
Net Loss                                                                     $ (481,178)                  $(282,167)
                                                                  ======================       =====================

Basic and diluted earnings per common share
     From Continuing operations                                               $   (0.00)                    $  0.01
                                                                  ======================       =====================
     From Discontinued operations                                             $   (0.00)                    $ (0.01)
                                                                  ======================       =====================
     From Net Loss                                                            $   (0.01)                    $ (0.00)
                                                                  ======================       =====================



Weighted average shares outstanding basic and diluted                        49,946,200                  46,782,018
                                                                  ----------------------       ---------------------


        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                       2004                  2003
                                                                       ----                  ----
Cash flows from operating activities:
   Net (loss)                                                         $  (481,178)           $ (282,167)
                                                                 -----------------     -----------------

Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
   Depreciation                                                           110,042               259,426
   Non-Cash items                                                         190,000
   Adjustments relating to Discontinued operations                        (96,269)              211,393
   Write down of assets                                                                         105,603
   Financing expense non cash                                              66,847               125,942

Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                                    (31,043)               20,549
   Inventories                                                             25,282               129,251
   Other current assets                                                                          25,463
   Other assets                                                                                  14,558

   Increase (decrease) in:
   Short term payables                                                                          (71,553)
   Accounts Payable and
      accrued expenses                                                    (23,992)             (122,005)
   Customer Deposits                                                      (87,300)             (199,690)
                                                                 -----------------     -----------------

Total adjustments                                                         153,567               498,937
                                                                 -----------------     -----------------
   Net cash provided by (used for)
   operating activities                                                  (327,611)              216,770
                                                                 -----------------     -----------------
Cash flows from investing activities:
 Purchase of property and equipment - net                                       -                     -
                                                                 -----------------     -----------------

   Net cash (used) in investing activities                                      -                     -
                                                                 -----------------     -----------------
Cash flows from financing activities:

  Exercise of Stock Options                                                 4,500                     -
  Loans from Stockholders /Officers                                        86,240                     -
  Payment of Bank Notes                                                         -               (83,876)
  Subscribed Stock                                                              -               200,000
  Payments Convertible debt                                                     -              (661,312)
  Short term Borrowing                                                    190,000                     -
  Net borrowing on Revolving AR credit facility                           218,520               306,309
                                                                 -----------------     -----------------

  Net cash (used in) provided by financing activities                     499,260              (238,879)
                                                                 -----------------     -----------------

  Net increase (decrease) in
  cash and cash equivalents                                               171,649                22,109

Cash and cash equivalents -
 beginning of period                                                       21,032                43,141
                                                                 -----------------     -----------------

Cash and cash equivalents -
 end of period                                                       $    192,681               $21,032
                                                                 =================     =================

        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2004

                                  Common Stock         Additional                                Treasury
                                  ------------           Paid-In                                 --------
                               Shares      Amount        Capital        (Deficit)          Shares        Amount          Total
                               ------      ------        -------        ---------          ------        ------          -----
Balance
 December 31, 2002         46,618,088    $ 466,181   $15,653,884    $(18,848,094)          125,800    $ (397,833)     $ (3,125,862)

Issuance of common stock
 net of related expenses      300,000        3,000        46,958                                                            49,958

Net Loss                                                                (282,167)                                         (282,167)

Balance
                           -------------------------------------------------------  -----------------------------------------------
 December 31, 2003         46,918,088  $   469,181   $15,700,842   $ (19,130,261)          125,800    $ (397,833)     $ (3,358,071)

Issuance of common stock
  Convertible debt          2,700,000       27,000       109,080                                                           136,080
     Conversion

Sale of Common Stock        4,000,000       40,000       160,000                                                           200,000

Issuance of Common
Stock for repayment
 Of loan                      196,079        1,961        28,039                                                            30,000
                                    ,            ,
Options exercised             150,000        1,500         3,000                                                             4,500

Stock based Compensation                                  80,000                                                            80,000

Net Loss                                                                (481,178)                                         (481,178)
                           -------------------------------------------------------  -----------------------------------------------
Balance
   December 31, 2004       53,964,167      539,642    16,080,961    $(19,611,439)          125,800    $ (397,833)     $ (3,388,669)
                           -------------------------------------------------------  -----------------------------------------------

        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1)   Organization and Summary of Significant Accounting Policies:

          a)   Organization and Description of Business:

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history SciDyn has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently SciDyn provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on our core platform technology.

          b)   Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company plans to address the going concern by replacing debt with equity and continuing to grow the company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will inevitably lead to the removal of the going concern comment from our audited financials.

     As discussed in Note 4 on September 1, 2004, the Company sold substantially all of its tangible and intangible assets that were used in its audio and visuals systems integration business. Accordingly, the financial condition and results of the operations of the Audio Visual division segment have been reflected as discontinued operations for all periods.

          c)   Principles of Consolidation:

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

          d)   Use of Estimates:

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

          e)   Inventories:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

          f)   Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, plant and equipment - These assets are recorded at original cost and increased by the cost of any significant improvements after purchase. The Company depreciates the cost evenly over the assets' estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Goodwill- Goodwill represents the difference between the purchase price of acquired business and the fair value of the their net assets. Good will is not amortized.

Identifiable intangible assets - These assets are recorded at original cost. Intangible assets with finite lives are amortized evenly over their estimated useful lives. Intangible assets with indefinite lives are not amortized.

At least annually, The Company reviews all long-lived assets for impairment. When necessary, charges are recorded for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

          g)   Cash and Cash Equivalents:

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

          i)   Revenue Recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer. Sales of services are recognized at time of performance.

          j)   Impairment of Long-Lived Assets:

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to be Disposed of, " SFAS No. 121 requires the Company to review the recoverability of the carrying amounts of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset might not be recoverable.

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

          l)   Stock Based Compensation:

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

If the Company had elected to recognize compensation cost based on the fair value of the awards at the grant date, the net loss would have been the pro forma amounts shown below.

Net Loss                                                                     2004                        2003
As reported                                                               $(481,178)                  $(282,167)
Deduct compensation expenses (Fair Value)                                  (129,786)                    (12,241)
                                                                  --------------------------- ---------------------------
Pro Forma Net Loss                                                        $(610,964)                  $(294,408)
                                                                  --------------------------- ---------------------------
Basic and Diluted Net Loss per share
   As reported                                                               ($0.01)                     ($0.00)
                                                                  --------------------------- ---------------------------
   Pro Forma Net Loss                                                        ($0.01)                     ($0.00)
                                                                  --------------------------- ---------------------------

The weighted-average fair value per share of the options granted during 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model, was $0.12 and $0.02 respectively. The following assumptions were used to estimate the fair value of the options at grant date based on the following:

                                                 2004             2003
                                              -------           -------
Risk-Free interest rate                         4.70%            2.25%
Expected dividend yield                           -                -
Expected stock price volatility                  50%              50%
Expected option Life                           10 years         10 years

         m) New Financial Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R) which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in the third quarter of 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits three transition method adoption alternatives: "Prospective adoption " would require the Company to begin expensing share-based payments after July 1, 2005. Prior interim and annual period would not be restated.

     "Modified   Prospective  Adoption"  would  require  the  Company  to  begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.

     "Modified retrospective adoption" would require the Company to begin expensing share-based payments effective January 1, 2005, Prior annual periods would be restated.

The Company is currently evaluating the impact that SFAS 123R will have on its consolidated results of operations and financial condition, which in part will be dependent on the transition and the amortization methods used to adopt the new rules in 2005.

     2)   Accounts Receivable:

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2004 and 2003.


     3)   Property and Equipment:

A summary of the major components of property and equipment is as follows:
                                   2004                        2003
 Computers, fixtures
 And equipment                 $1, 486,956                 $ 1,486,956

 Less accumulated
          Depreciation          (1,447,609)                 (1,337,568)
                               ------------                -----------
          Totals               $    39,347                 $   149,388
                               ============                ===========

     4)   Disposition of Assets

On September 1, 2004, the Company sold substantially all of its tangible and intangible assets that were used in its audio and visual systems integration business, including: (a) all related intellectual property; (b) all fixed assets; (c) all customer lists; and (d) the goodwill associated therewith; all free and clear of any security interests, mortgages and other encumbrances. The assets sold were valued by the Company at $812,452, which included $250,498 of goodwill. In consideration for the assets sold under the Agreement, Modern Mass Media Group, Inc. (The Purchaser) assumed liabilities amounting to $1,097,762. The Company recorded a gain on the sale of $285,310. The Company received a release on $320,000 of the outstanding liabilities and Modern Mass Media Group, Inc. has paid $483,013 of the outstanding liabilities as of February 28, 2005. The outstanding balance as of February 28, 2005 is $294,749 that the Company did not receive a release for. . Accordingly, the financial condition and results of the operations of the Audio Visual division segment have been reflected as discontinued operations for all periods.

     5)   Income Taxes:

In 1992, the Company adopted SFAS No. 109, Accounting for Income taxes. Under the provision of SFAS No. 109, the Company elected not to restate prior years due to immateriality. In 1992, the effect of the change was to decrease the net loss by $308,000 (.10 per share). The deferred tax asset recognized was recovered through the sale of New Jersey State net-operating loss carryovers as permitted by the State in the amount of $308,000. In 2004 and 2003 the Company recovered $233,956 and $217,021 respectively through the sale of New Jersey State net-operating loss carryovers as permitted by the State. This recovery was recognized as other income in the years ended 2004 and 2003 Statement of Operations.

At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2004 and 2003 operations has been reduced in its entirety by the valuation allowance.

As a result of the operating losses for the years ended December 31, 1990 and 1992-2004 the Company has available to offset future taxable income a net operating loss of approximately $20,000,000 expiring 2005-2024. In addition, research credits expiring 2005-2018 are available to offset future taxes.

The components of the provision (credit) for income taxes from continuing operations is as follows:

                                 2004             2003
                                 ----             ----
       Deferred

       Federal               $      -          $     -

       Current
           Federal                  -                -
           State                    -                -
                             --------          -------
                             $      -          $     -
                             --------          -------

     Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

                                      2004                 2003
                                      ----                 ----
       Federal

       Statutory rate              $(163,601)           $(93,295)

          Research tax
          Credits                          -                   -

          Tax benefit not
          Provided due
          To valuation
              Allowance              163,601              93,295
                                   ---------            --------
                                   $       -            $      -
                                   =========            ========


     Components of the Company's deferred tax assets and liabilities are as follows:

                                                     December 31,
                                      2004                  2003
       Deferred tax assets:

       Tax benefits related
       To net operating
       Loss carry forwards
       And research tax Credits      $6,977,846       $6,814,245

       Total deferred tax Asset       6,977,846        6,814,245
                                      ---------        ---------

       Valuation Allowance for

       Deferred tax Assets            6,977,846        6,814,245
                                      ---------        ---------

       Net deferred tax Assets       $      -0-       $      -0-
                                     ==========       ==========




     6)   Commitments:

          a.   Leases
The Company leases their office, sales and manufacturing facilities and certain vehicles under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2004 are as follows:

               2005                            33,744
               2006                            16,872
               2007                               -0-
               2008                               -0-

        Total minimum lease payments         $ 50,616
                                             ========

     7)   Intangible Assets:

On December 22, 2003, the Company entered into an agreement with Evercom Network Services Inc. to Develop a next generation VoIP platform for the law enforcement market. The technology developed by SciDyn within the frame work of this agreement will be available to Evercom under a perpetual licensing agreement that will allow SciDyn to market and enhance the product for all market sectors outside of the law enforcement industry. The agreement also provided SciDyn with an upfront payment of $1,350,000 for certain intellectual property being utilized in the development of the new platform. In connection with this sale the Company booked a sale of intangible asset for $1,350,000, included in other income in the consolidated statement of operations for the year ended December 31, 2003. The Company also received $375,000 for consulting services rendered in 2004. In October 2004 the Companies terminated the consulting contract.


     8)   Notes payable

          a.   Short Term Loans Payable

In February and September 2004 the Company negotiated two short-term notes for $300,000. The Company received net proceeds of $190,000 and incurred $110,000 of interest expenses. These loans were collateralized by the sale of the New Jersey Net Operating Loss. The Company received $233, 936 from the sale of its New Jersey NOLs. Subsequent to December 31, 2004 the Company repaid $200,000 of the outstanding obligation and has received an extension for the remaining balance.

          b.   Loan payable stockholders/Officers

The short-term loan payable consists of loans from various stockholders and officers of the Company amounting to $244,240 and $163,192 in 2004 and 2003 respectively.

          c.   Convertible Debentures

The debentures are convertible into common stock at a conversion price of the lower of 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 85% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. The offering of convertible debentures was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. In order to secure all its obligations pursuant to this security agreement the company granted a security interest in all its assets to Laurus Master Fund LTD.

          d.   Credit Line

On March 31, 2003 the Company entered into a revolving credit line up to $1,000,000 with Laurus Master Fund LTD. The outstanding balance at December 31, 2004 and 2003 is $550,763 and $336,309 respectively.

     9)   Related party agreements

On December 30, 2004, the Company entered into a consulting agreement with Calabash Consultancy, Ltd. Under the agreement, Calabash Consultancy, Ltd. was engaged as a business development, financial and management consultant, which consulting services are to be provided by Alan Bashforth to act as Chief Executive Officer and Chairman of the Board of Directors of the Company. The agreement started January 1, 2005 and continues for an initial three-year term. The agreement will automatically renew for additional one-year terms following the initial term, provided that following the initial term either party may terminate the agreement by providing the other party a minimum of 30 days prior written notice. In consideration for its services, the Company agreed to pay Calabash Consultancy, Ltd. an annual fee of $300,000. After the Company completes the acquisition of Systems Management Engineering, Inc. ("SMEI"), Calabash Consultancy, Ltd. will be awarded warrants to purchase 6,000,000 shares of the Company's common stock at an exercise price of $0.10 per share that expire seven years after issuance. In addition, as part of a bonus payment for years 2003 and 2004, the Company agreed to grant Calabash Consultancy, Ltd. fully vested stock options to purchase 2,000,000 shares of the Company's common stock with an exercise price of $0.05 per share. The Company recorded an expenses of $80,000 in connection with issuance of the options. The Company agreed to fully reimburse Calabash Consultancy, Ltd. for any and all expenses incurred in the performance of duties under the agreement and to pay Calabash Consultancy, Ltd. $850 per month for a vehicle to be used exclusively by Calabash Consultancy, Ltd. during the term of the agreement. During the initial term or any subsequent renewal, if the Company is sold to another party or subject to a change of control, or ownership of more than 20% of the Company's outstanding common stock is controlled by a single party, Calabash Consultancy, Ltd. may terminate the agreement by providing 30 days advance notice of termination. Upon such termination, all options and warrants will become fully vested and all other amounts due under the agreement, including payments through the term of the agreement, will become immediately due and payable. The Company agreed to indemnify Calabash Consultancy, Ltd. and Mr. Bashforth and hold them harmless for all acts or decisions made by Mr. Bashforth in good faith while performing services for the Company. The Company also agreed to be responsible for payment of any and all taxes that may become due to any state or federal taxing authority arising out of the agreement and to indemnify and hold harmless Calabash Consultancy, Ltd. and Mr. Bashforth from any such payment.

On March 1, 2003 the Company entered into a three year employment agreement with Paul Burgess to become the Chief operating Officer for an annual salary of $175,000. In addition he has been granted an option to purchase 2,000,000 shares of stock at .03 a share. In October 2004 the Company amended Mr. Burgess Employment agreement with the following terms: upon the completion of the "SMEI Acquisition" (see Note 14 Subsequent Events) Mr. Burgess will become President, Chief Operating officer and a director of the Company. His annual salary will be $225,000. As part of his 2003 bonus he received 2,000,000 fully vested options at an exercise price of $0.05. Upon the effective date of this agreement Mr. Burgess will be granted 6,000,000 stock options with a strike price of $0.10 vesting over a three year period, each third on the anniversary date of this agreement. In addition Mr. Burgess is entitled to an incentive bonus based on 1% of the revenue of the most recent 12 month period of an any acquisitions closed by the company during the term of this contract.

In April of 2004 Alan Bashforth, President and CEO of the Company, and Paul Burgess, COO of the Company, formed Strategic Telecom Financing, which purchased $107,070 of equipment from Science Dynamics. They are leasing this equipment to two of The Company's customers who were unable to obtain financing with an outside company. The terms of the sales would have been the same if our customers were able to obtain other financing arrangements. The leasing agreements are for 4 and 5 years at an interest rate of 18% payable monthly. Science Dynamics has been paid for these sales.

     10)  Stock

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

     11)  Stock Based Compensation:

          a.   2002 Employee Stock option plan

On November 6, 2002 the stockholders approved the adoption of The Company's 2002 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the"Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The maximum number of options made available for issuance under the Plan are twenty million (20,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

The Company measures stock compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations accordingly, no compensation cost was recognized for stock option awards in 2004 and 2003 under this plan.

                                           Number of     Number of       Weighted-
                                            Options       Options         Average
                                           Available    Outstanding    Exercise Price

Balance  January 1, 2003                  20,000,000           -0-            -0-
Options granted under Plan                  (660,000)     660,000          $0.03
Options expired in 2003                                  (280,000)         $0.03
                                          --------------------------------------
Balance December 31, 2003                 19,340,000      380,000          $0.03
Options granted under Plan                (1,080,000)   1,080,000          $0.18
Options exercised in 2004                                (150,000)         $0.03
Options expired in 2004                                  (775,000)         $0.18
                                          --------------------------------------
Balance December 31, 2004                 18,260,000      535,000          $0.12
                                          --------------------------------------

Options issued in December 31, 2004 were 305,000 vesting equally over a three year period at a price of $0.18 and December 31, 2003 were 380,000 fully vest at an exercise price of $0.03. The weighted average contractual life of those options was 10 years.

          b.   Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees' sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under
Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be twenty million (20,000,000) shares. There are no shares issued under the plan in 2004 or 2003.

          c.   Other Stock based Compensation

The Company issued 4,000,000 and 2,000,000 fully vest options to its executive officers at an exercise price of $0.05 and $0.03 in 2004 and 2003 respectively. The Company recorded an expense of $80,000 in 2004 due to the fact that 2,000,000 of the 4,000,000 options were issued at $0.05 when the market price was $0.09 at the grant date. It is the Companies policy to record as compensation expense the excess of market price over the exercise price that the executive must pay to acquire the stock.

          d.   Warrants

The Company issued -0- and 840,000 common stock purchase warrants in 2004 and 2003 respectively at a prices ranging from $1.4339 to $0.052 per share in connection with the issuance of various convertible notes.

     12)  Major Customers:

Currently two customers account for more than 41% of total sales in 2004 and no customers accounted for more than 10% in 2003.

     13)  Earnings (Loss) Per Share:

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

The weighted average number of shares used to compute basic loss per share was 49,946,200 in 2004 and 46,782,018 in 2003.

     14)  Subsequent events:

          a)   Stock Purchase Agreement

On  December  16,  2004,  Science  Dynamics  Corporation,  entered  into a Stock
Purchase Agreement with Systems Management Engineering, Inc. ("SMEI") and the holders of a majority of the outstanding common stock of SMEI. On February 14, 2005, the Company completed the acquisition of 4,177,500 shares of the outstanding common stock of Systems Management Engineering, Inc. ("SMEI"), which shares constitute approximately 82% of the issued and outstanding shares of capital stock of SMEI on a fully diluted basis. As consideration for such shares of SMEI, the Company issued an aggregate of 16,553,251 shares of the Company's common stock to twelve accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act and $1,655,325 in cash. SMEI will continue to operate as an independent subsidiary of the Company.

Upon SMEI reaching the following goals for the 12 month period ending December 31, 2005, where "EBITDA" represents earnings before interest, tax, depreciation and amortization, and before any marketing and/or selling expenses which have been incurred in connection with SMEI's technology products and which marketing and/or selling expenses have been incurred in accordance with a budget to be mutually approved by the Company and the SMEI Shareholders:

     o If SMEI's EBITDA is less than $500,000, then the Company is not obligated to pay any Additional Consideration to the SMEI Shareholders;
     o If SMEI's EBITDA is equal to or greater than $500,000 and less than $750,000, the Company must pay the SMEI Shareholders Additional Consideration equal to $192,500;
     o If SMEI's EBITDA is equal to or greater than $750,000 and less than $1,000,000, the Company must pay the SMEI Shareholders Additional Consideration equal to $385,000;

     o If SMEI's EBITDA is equal to or greater than $1,000,000 and less than $1,250,000, the Company must pay the SMEI Shareholders Additional Consideration equal to $577,500;
     o If SMEI's EBITDA is equal to or greater than $1,250,000 and less than $1,500,000, the Company must pay the SMEI Shareholders Additional Consideration equal to $770,000; and
     o If SMEI's EBITDA is equal to or greater than $1,500,000, the Company must pay the SMEI Shareholders Additional Consideration equal to $1,540,000.

          b)   Debt Financing

     On February 14, 2005, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. ("Laurus") for the sale of a $2,000,000 principal amount Secured Convertible Term Note (the "Note") and a Common Stock Purchase Warrant to purchase 6,000,000 shares of the Company's common stock. The sale of the Note and the Warrant were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D under the Securities Act.

     The Company received gross proceeds of $2,000,000 from the sale of the Note and the Warrant. The Company may only use such proceeds for (i) general working capital purposes, (ii) no less than 80% of the equity interests of Systems Management Engineering, Inc. ("SMEI") pursuant to the Stock Purchase Agreement, as amended, dated as of December 16, 2004 by and among the Company, SMEI and the shareholders of SMEI identified therein, and (iii) the acquisition of 100% of the remaining equity interests of SMEI pursuant to a transaction in form and substance reasonably satisfactory to Laurus.

     The Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest is payable monthly in arrears commencing March 1, 2005 and on the first business day of each consecutive calendar month thereafter until the maturity date, February 11, 2008 (each a "Repayment Date"). Amortizing payments of the aggregate principal amount outstanding under the Note must begin on June 1, 2005 and recur on the first business day of each succeeding month thereafter until the maturity date (each an "Amortization Date"). Beginning on the first Amortization Date, the Company must make monthly payments to Laurus on each Repayment Date, each in the amount of $60,606.06, together with any accrued and unpaid interest to date on such portion of the principal amount plus any and all other amounts which are then owing under the Note, the Purchase Agreement or any other related agreement but have not been paid (collectively, the "Monthly Amount"). Any principal amount that remains outstanding on the maturity date is due and payable on the maturity date.

The Warrant is exercisable at a price of $0.11 per share from the issue date through the close of business on February 11, 2012.

In order to secure payment of all amounts due under the Note, as well as the Company's other obligations to Laurus: (i) the Company granted Laurus a lien on all of the Company's assets and also on all assets of the Company's subsidiaries; (ii) the Company pledged all of the capital stock that it owns of each of its subsidiaries; and (iii) each of the Company's subsidiaries executed a Subsidiary Guaranty of such obligations.

     Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Note and upon exercise of the Warrant in a registration statement under the Securities Act to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. In the event the Company does not meet these deadlines, it may be required to pay Laurus liquidated damages in cash equal to 2% for each 30-day period (prorated for partial periods) on a daily basis of the original principal amount of the Note.

          c)   Convertible debt and Revolving Credit Line

On February 10, 2005, the Company amended (the "Amendment") the conversion price of each of the Company's outstanding convertible term notes held by Laurus to a fixed conversion rate of $0.05. Laurus converted $547,988.78 principal amount of convertible notes of the Company and $223,447.28 of interest on such convertible notes into an aggregate of 15,428,722 shares of the Company's common stock. As a result of the conversion by Laurus of the term notes, all amounts outstanding under the term notes were re-paid in full. In consideration for the Amendment and the conversion by Laurus of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 by the Company to Laurus was also re-paid. Total repayment amounted to $1,322,199.