Form 10QSB
period 2005-03-31
SCIENCE DYNAMICS CORP
filed 2005-05-17
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended        March 31, 2005
                                                 ------------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______________ to _____________

                  Commission file number                 000-10690
                                         --------------------------------------

                          Science Dynamics Corporation
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    22-2011859
---------------------------------                -------------------
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)


            7150 N. Park Dr, Suite 500, Pennsauken, New Jersey 08109
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (856) 910-1166
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No |X|


                                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2005, the issuer had 85,820,340 outstanding shares of Common Stock.

-------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check One):  Yes |_| No |X|
-------------------------------------------------------------------------------

               S C I E N C E D Y N A M I C S C O R P O R A T I O N


                                      INDEX
                                      -----

                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets as of March 31, 2005 (unaudited)
                 and December 31, 2004 (audited)                               1


                 Consolidated Statements of Operations for three months ended  2
                 March 31, 2005 (unaudited) and three months
                 ended March 31, 2004 (unaudited)

                 Consolidated Statements of Cash Flows for three months ended  3
                 March 31, 2005 (unaudited) and three months ended
                 March 31, 2004 (unaudited)

                 Notes to Consolidated Financial Statements                    4

         Item 2. Management's Discussion and Analysis or Plan of Operation     8

         Item 3. Controls and Procedures                                      11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            11

         Item 2. Unregistered Sales of Equity Securities                      11
                 and Use of Proceeds

         Item 3. Defaults Upon Senior Securities                              12

         Item 4. Submission of Matters to a Vote of Security Holders          12

         Item 5. Other Information                                            12

         Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                    14

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                              March 31, 2005  December 31, 2004
                                                Unaudited        Audited
                                               ------------    ------------
Current assets:
   Cash and cash equivalents                   $    135,580    $    192,681
   Accounts receivable - trade                      985,870          56,922
   Inventories                                       51,018          51,018
   Other current assets                              63,807           2,812
                                               ------------    ------------
      Total current assets                        1,236,275         303,433
                                               ------------    ------------

Property and equipment, net                         109,657          39,347
Other assets                                          4,812           2,812
Goodwill                                          3,327,892
                                               ------------    ------------
      Total assets                             $  4,678,636    $    345,592
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
   Short Term Notes Payable                    $    180,000    $    300,000
   Customer deposits                                 19,850              --
   Revolving Credit Line                            258,000         550,763
   Loan payable stockholders/Officers               229,540         244,240
   Accounts payable                               1,021,390         834,456
   Accrued expenses                               1,051,475         839,689
   Convertible Debenture - Current                1,144,397         965,113
   Long Term Notes - Current                         33,750
                                               ------------    ------------
      Total current liabilities                   3,938,402       3,734,261

Long term liabilities:
  Convertible Debenture - Non Current             1,255,992
  Long Term Notes Payable - Non Current              93,750              --
                                               ------------    ------------
Total long term liabilities                       1,349,742              --
Total liabilities                                 5,288,144       3,734,261

 Minority interest                                   13,717

Shareholders' (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                      --              --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      85,946,140 and 53,964,167 issued and
       85,820,340 and 53,838,367 outstanding
       in 2005 and 2004 respectively                859,462         539,642

   Additional paid-in capital                    18,755,400      16,080,961


   (Deficit)                                    (19,840,254)    (19,611,439)
                                               ------------    ------------
                                                   (225,392)     (2,990,836)


   Common stock held in treasury, at cost          (397,833)       (397,833)
                                               ------------    ------------
   Total shareholders' (Deficit)                   (623,225)     (3,388,669)
                                               ------------    ------------
   Total liabilities and shareholders'
    Equity                                     $  4,678,636    $    345,592
                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                             2005            2004
                                                         ------------    ------------

 NET SALES                                               $    874,570    $    690,219
                                                         ------------    ------------

Operating costs and expenses:

      Cost of sales                                           345,092         110,379
      Research and development                                 95,147          71,505
      Selling, general
          And administrative                                  585,872         298,860
                                                         ------------    ------------

                                                            1,026,111         480,744
                                                         ------------    ------------

Operating Income (Loss) before other income (expenses)       (151,541)        209,475


Other (expenses):

   Interest Expense                                           (77,274)        (33,953)

   Finance Expense                                            (22,478)
                                                         ------------    ------------
      Total Other Expense                                     (77,274)        (56,431)
                                                         ------------    ------------

                                                         ------------    ------------
Net Income (Loss) before Discontinued Operations             (228,815)        153,044
                                                         ------------    ------------

                                                         ------------    ------------
Discontinued Operations                                            --         (53,040)
                                                         ------------    ------------

                                                         ------------    ------------
Net Income (Loss)                                        $   (228,815)   $    100,004
                                                         ============    ============

Net Income (loss) per common share Basic                 $       0.00    $       0.00
                                                         ============    ============
Net Income (loss) per common share Diluted               $       0.00    $       0.00
                                                         ============    ============

Weighted average shares outstanding Basic                  70,126,584      50,792,290
                                                         ============    ============
Weighted average shares outstanding Diluted                70,126,584      76,219,014
                                                         ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                                   2005            2004
                                                                               ------------    ------------
Cash flows from operating activities:
   Net Income (loss)                                                           $   (228,815)   $    100,004
                                                                               ------------    ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                      25,320          28,259
   Non-Cash items                                                                                        --
   Adjustments relating to Discontinued operations                                                  683,068
   Financing expense non cash                                                                        22,478
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                             256,138         232,600
    Inventories                                                                          --         115,338
    Other assets                                                                    (13,703)             --
     Increase (decrease) in:
     Accounts Payable and

        accrued expenses                                                            215,100        (677,081)
        Deferred Income                                                                             (35,404)
     Customer Deposits                                                               19,850         (24,624)
                                                                               ------------    ------------
Total adjustments                                                                   502,705         344,634

Net cash provided by
                                                                               ------------    ------------
  operating activities                                                              273,890         444,638

Cash flows used in investing activities:
 Investment in SMEI                                                              (1,655,325)             --
 Acquired Cash SMEI                                                                   5,159              --
 Purchase of property and equipment                                                  (7,875)             --

                                                                               ------------    ------------
   Net cash (used) in investing activities                                       (1,658,041)             --

Cash flows from financing activities:
  Loans from Stockholders /Officers                                                 (49,700)             --
  Bank note UB term Loan                                                             (3,750)
  Issuance of Convertible Debt                                                    1,867,500              --
   Short term notes payable                                                        (120,000)       (130,000)
Revolving AR Credit facility                                                       (367,000)       (327,937)
                                                                               ------------    ------------
   Net cash provided by (used in) financing activities                            1,327,050        (457,937)
                                                                               ------------    ------------
   Net increase (decrease) in                                                       (57,101)        (13,299)
   cash and cash equivalents
Cash and cash equivalents -                                                         192,681          74,250
 beginning of period

Cash and cash equivalents -                                                    ------------    ------------
 end of period                                                                 $    135,580    $     60,951

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

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Operations and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Science Dynamics Corporation and its majority owned subsidiaries (The Company) and have been prepared by management in accordance with generally accepted accounting principles in the United States of America. for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position, the results of operations and the cash flows for the periods presented.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed, or omitted, pursuant to such rules and regulations.

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The accompanying unaudited financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (85%) subsidiary of Science Dynamics from February 14th (Acquisition Date) to March 31, 2005. Accordingly, the Company has recorded on its Balance Sheet a Minority Interest Liability of $13,717 representing the net asset value not acquired by the Company at the February 14, 2005 acquisition date. The carrying value of the minority interest does not give effect to the loss of operations incurred for the period Februry 14,th to March 31,2005 since the Company can not recover these losses.

Use of Estimates

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

Note 2- Acquisition of "SMEI" Stock

During the period, Science Dynamics Corporation, entered into a Stock Purchase Agreement with Systems Management Engineering, Inc. ("SMEI") and the holders of a majority of the outstanding common stock of SMEI. On February 14, 2005, the Company completed the acquisition of 4,177,500 shares of the outstanding common stock of Systems Management Engineering, Inc. ("SMEI"), which shares constitute approximately 85% of the issued and outstanding shares of capital stock of SMEI on a fully diluted basis. As consideration for such shares of SMEI, the Company issued an aggregate of 16,553,251 shares of the Company's common stock to twelve accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act and $1,655,325 in cash, for a total cost of $3,310,650. The Company acquired $1,287,393 in assets, assumed $1,121,134 in liabilities and incurred $92,500 in financing costs resulting in the recording of goodwill totaling $3,327,892. SMEI will continue to operate as an independent subsidiary of the Company.

As part of the agreement, upon SMEI reaching certain goals for the period ending December 31, 2005, the Company could be required to pay additional compensation to the former 85% shareholders of SMEI.

The Acquisition was accounted for under the purchase method of accounting. The following unaudited pro forma information for the three months ended March 31,2005 are presented as if the acquisition took place as of January 1, 2004:

                                              Three Months Ended March 31,

                                                  2005            2004
                                              ------------    ------------

 NET SALES                                    $  1,273,013    $  1,665,541
                                              ------------    ------------

Net Income (Loss)                             $   (224,619)   $    145,035

                                              ------------    ------------

                                              ------------    ------------

Net Income (loss) per common share Basic      $       0.00    $       0.00
                                              ------------    ------------
Net Income (loss) per common share Diluted    $       0.00    $       0.00
                                              ------------    ------------

                                              ------------    ------------
Weighted average shares outstanding Basic       70,126,584      50,792,290
                                              ------------    ------------
Weighted average shares outstanding Diluted     70,126,584      76,219,014
                                              ============    ============


Note 3- Segment Reporting Management views its business in two divisions, the software technology division and the software consulting division.

                                                                        Three Months                   Three Months
                                                                           Ended                            Ended
                                                                       March 31, 2005                 March 31, 2004
                                                                       --------------                 --------------
                   Revenue
                                   Software Consulting  Division                  $441,123   (a)                       -
                                    Software Technology Division                   433,447                       690,219
                                                                  -------------------------       -----------------------
                                      Total Consolidated Revenue                  $874,570   (a)               $ 690,219
                                                                  -------------------------       -----------------------

         Net Income (loss)
                                   Software Consulting  Division                 $(41,708)   (a)                       -
                                    Software Technology Division                 (187,107)                       153,044
                                                                  -------------------------       -----------------------
                            Total Consolidated Net Income (Loss)                $(228,815)   (a)                $153,044
                                                                  -------------------------       -----------------------

                    Assets
                                   Software Consulting  Division                $4,193,414   (b)                       -
                                    Software Technology Division                   485,222                       891,738
                                                                  -------------------------       -----------------------
                                       Total Consolidated Assets                $4,678,636   (b)               $ 891,738
                                                                  -------------------------       -----------------------

(a) - Operating results reflect the period from February 14,, 2005, the date of the SMEI acquisition, to March 31, 2005

(b) - Includes $3,327,892 of Goodwill related to the SMEI acquisition.

Note 4 - Employment Contracts

On March 7, 2005, the Company signed a three year employment contract with Joe Noto to be its Vice President of Finance and Administration, at an initial annual base salary of $130,000, He is also entitled to a cash incentive bonus equal to 20% of Base Salary based on meeting predetermined company objectives. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with the Company's current policies. Effective May 12, 2005, Joe Noto assumed the position as Chief Financial Officer of the Company at a annual base salary of $150,000.

Note 5  - Notes payable

                                                     March 31, 2005
                                                     --------------


(i)      Long Term Note                                   $ 127,500

(ii) Revolving Line of Credit 258,000

(iii) Convertible debentures 2,400,389

(iv) Short Term Notes 180,000

               Total Outstanding Balance                  2,965,889
                                                          ---------

         Convertible debentures - non-current             1,255,992
                                                          ---------

         Long term note -non-current portion                 93,750
                                                             ------

         Total Non-current liabilities                    1,349,742
                                                          ---------

         Total current portion notes payable            $ 1,616,147
                                                        -----------

Aggregate maturities for long-term debt :


                      2006    452,507

                      2007    772,273

                      2008    124,962



(i) Long term note -As part of the "SMEI" acquisition, the Company assumed a 5 year term note bearing interest at the variable rate of Prime plus 1.5% points (per annum) subject to a minimum rate of 6.25%. The Note matures January 28, 2008. Monthly payments consist of principal of $3,750 plus interest. The outstanding balance on the note as of March 31, 2005 was $127,500..

(ii)Revolving Line of credit - As part of the "SMEI" acquisition the Company assumed a Revolving Line of Credit the lesser of $700,000 or 85%-90% of eligible billed government receivables and 75% of eligible billed commercial receivables bearing interest at the prime plus 1.0% with a minimum rate of 5.25% per annum. The rate at March 31, 2005 was 6.5%. The line of credit is secured by substantially all of "SMEI" assets and is guaranteed by two former stockholders of "SMEI". The agreement expires on June 30, 2005. The Credit agreement is subject to a Working Capital Current ratio of 1.2 to 1, Net Worth Covenants (in excess of $300,000) and Debt to Worth ratios in excess of 2.5 to 1.0. The Company is in violation of these financial covenants. Total outstanding balance on this facility as of March 31, 2005 was $258,000.

(iii) Convertible Debentures - On February 14, 2005, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. ("Laurus") for the sale of a $2,000,000 principal amount Secured Convertible Term Note (the "Note") convertible at $0.10 per share and a Common Stock Purchase Warrant to purchase 6,000,000 shares of the Company's common stock. The sale of the Note and the Warrant were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D under the Securities Act. The Company believes that there was no beneficial conversion option because the conversion price of $0.10 per share specified in the agreement equaled the fair value of its common stock on the commitment date.

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

      Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the
Note in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. The Company has not yet filed the registration statement and until the registration statement has been filed and declared effective, is required to pay Laurus Master Fund, LTD liquidated damages in cash equal to 2% for each 30-day period (prorated for partial periods) on a daily basis of the original principal amount of the Note.

On February 10, 2005, the Company amended (the "Amendment") the conversion price of each of the Company's outstanding convertible term notes held by Laurus to a fixed conversion rate of $0.05. Laurus converted $547,988.78 principal amount of convertible notes of the Company and $223,447.28 of interest on such convertible notes into an aggregate of 15,428,722 shares of the Company's common stock. As a result of the conversion by Laurus of the term notes, there is a remaining balance of $400,389 on these convertible notes. In consideration for the Amendment and the conversion by Laurus of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 by the Company to Laurus was also re-paid. Total repayment amounted to $1,322,199. The Company is in default on the remaining balance of these notes, and working on a payment schedule.

(iv) Short term notes - In February 2005, the Company renegotiated a short term note in the amount of $244,000; of which $144,000 was paid leaving a balance of $100,000 as of March 31, 2005. In addition, the Company received an additional $80,000 for a total of $180,000, which bears interest at the rate of 27% per annum. The note is secured by the future sale of the Company's net operating losses from the state of New Jersey.

Note 6 - Notes Payable Stockholders/officers

As part of the "SMEI" acquisition the Company assumed a short term note from one of the former stockholders of "SMEI" in the amount of $35,000. The loan bears interest at 18% per annum. The note is subordinated to the bank line of credit. This amount is included in the Balance Sheet as a current liability as part of accounts payable

Note 7 - Related Party Transactions

In April of 2004 Alan Bashforth, President and CEO of the Company, and Paul Burgess, COO of the Company, formed Strategic Telecom Financing, which purchased $49,700 of equipment from Science Dynamics. They are leasing this equipment to one of The Company's customers who were unable to obtain financing with an outside leasing company. The terms of the sales would have been the same if our customers were able to obtain other financing arrangements. The leasing agreements are for 5 years at an interest rate of 18% payable monthly. Science Dynamics has been paid for these sales.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

      This Form 10-QSB includes forward-looking statements relating to the business of Science Dynamics Corporation (the "Company" or "Science Dynamics"). Forward-looking statements contained herein or in other statements made by Science Dynamics are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward-looking statements made by or on behalf of the Company: (a) the effect of technological changes; (b) increases in or unexpected losses; (c) increased competition; (d) fluctuations in the costs to operate the business; (e) uninsurable risks; and (f) general economic conditions.

General Overview

      Science Dynamics was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company has been developing and delivering technologically advanced telecommunication solutions for over twenty-five years.

      Traditionally, the Company has been providing telecom service providers with its transaction based technology systems and more recently, via its acquisition of Systems Management Engineering, Inc., a Virginia corporation ("SMEI"), in the first quarter of 2005, is now providing software solutions to federal, state and local government utilizing a proprietary application development platform (Department of Defense "DOD" Certified) called "Aquifer".

Business Overview

      During the first quarter of 2005 the Company completed the acquisition of approximately 85% of SMEI. SMEI provides proprietary software and advanced technology services to the federal government, primarily the Department of Defense. The acquisition is consistent with management's strategy to diversify the Company's proven software solutions into a broader market base.

      SMEI's product offering includes Aquifer, an innovative software product that enables government departments and businesses to efficiently manage distributed computing applications in a secure environment. The Aquifer product has DOD certification and is already in production at various governmental agencies.

      In addition to the stand-alone saleability of its product offering, the Company has identified potential in combining Aquifer's application management qualities with the IP based transaction processing capabilities of BubbleLink. Management believes this will provide Science Dynamics with a dynamic product offering that can be used to develop vertical applications encompassing a multitude of industries. Science Dynamics has begun working with key government clients to explore new applications that can be developed using a combination of the two products.

      As the Company continues to identify opportunities utilizing either its combined or stand-alone technologies the Company will be working to integrate the product offerings through a single brand. The Company's branding and marketing initiatives will include the its two core product offerings, BubbleLink and Aquifer. Management believes selling the Company's product offering through a single brand will enable the Company to market enabling technologies that provide customers an enterprise solution with global networking capabilities.

Results of Operations

The following table summarizes the basic results of operations for the periods indicated in the Consolidated Statement of Operations.

Three Months ended March 31, 2005 (unaudited) compared to the Three Months ended March 31, 2004 (unaudited).

                                                  Three Months Ended March 31,
                                                      2005            2004
                                                      ----            ----

       Sales                                           $874,570        $690,219

       Net Income (Loss)                              (228,815)         100,004

       Net Income  (Loss)  Per Share                      $0.00          $ 0.00



                                            OPERATING EXPENSES                                PERCENT OF SALES
                                                                    Three Months Ended
                                                                        March 31,
                                                         2005             2004            2005            2004
                                                         ----             ----            ----            ----

       Cost of Goods Sold                             345,092          110,379           39.5%           15.9%

       Research & Development                          95,147           71,505           10.8%           10.4%

       Sales, General & Admin.                        560,552          270,601           64.1%           39.2%

       Depreciation                                    25,320           28,259            2.9%            4.1%

       Total Operating Costs and Expenses
                                                    1,026,111          480,744          117.3%           69.6%

      Sales for the three months ended March 31, 2005 were $874,570, an increase of $184,351 from sales of $690,219 for the three months ended March 31, 2004. Total sales of $874,570 consisted of $433,447 from the software technology division and $441,123 from software consulting services. The Software Technology Division's decrease in sales of $256,772 included a decrease of $150,000 attributable to the loss of the "Evercom" consulting contract in the fourth quarter of 2004. The Company's Software Technology revenue in the three months ended March 31, 2005 was primarily derived from its Commander Product Line. Sales from the software consulting division were derived from service contracts with federal, state and local governmental agencies. These contracts are based on a time and material billing. The total increase in the Company's sales of $184,351 was comprised of an increase of $441,123 attributable to the SMEI acquisition (Software Consulting Division) from the date of the acquisition February 14, 2005 to March 31, 2005, a partial quarter. This was offset by a decrease in sales from Science Dynamics (Software Technology Division) of $256,772, of which, $150,000 was attributable to the loss of the "Evercom" consulting contract in the fourth quarter of 2004.

      Cost of Goods Sold increased to $345,092 in the three months ended March 31, 2005 from $110,379 in the corresponding three months ended March 31, 2004. Included in overall cost of goods sold were $109,609 and $235,483 attributable to the software technology division and the software consulting division respectively. The cost of sales in the software technology division are substantially lower than those for the software consulting division. The software consulting division is labor intensive. The increase in the cost of good sold in the three months ended March 31, 2005 over the corresponding three months ended March 31, 2004, is mainly due to the acquisition of SMEI which was not present in the prior period.

      Research & Development expenses increased to $95,147 in the three months ended March 31, 2005 as compared to $71,505 in the comparable three months ended March 31, 2004. The increase was attributable to the hiring of additional engineering staff. Management believes that continual enhancements of the Company's products will be required to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products in the communications area which will enable the Company to explore other established markets that are considered "safe" from the telecom disruption currently facing the industry.

      Sales, General & Administrative expenses increased to $560,552 in the three months ended March 31, 2005, compared to $270,601 in the three months ended March 31, 2004. The overall increase is primarily attributable to the acquisition of the SMEI operations. Additionally, the first quarter included front-loaded marketing expenses and non-recurring professional fees totaling approximately $71,500.

      Depreciation expenses decreased to $25,320 in the three months ended March 31, 2005, compared to $28,259 in the three months ended March 31, 2004.

      Interest Expense increased to $77,274 for the three months ended March 31, 2005 compared to $33,953 for the three months ended March 31, 2004. Interest consists of interest paid and accrued on outstanding convertible notes, notes payable, interest due on loans from stockholders and interest accrued of $22,667 on the convertible note due to late SB2 filing.

      Finance Expense in the three months ended March 31, 2005 was capitalized in conjunction with the SMEI acquisition. These costs totaling $92,500 were included in the Balance Sheet as "Goodwill". Finance expense for the three months in the prior year ended March 31, 2004 included $22,478 of amortized financing costs.

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $135,580 from $192,681 at December 31, 2004. Net cash provided by operating activities was $273,890 for the three months ended March 31, 2005 compared to $444,638 in the corresponding three months ended March 31, 2004. This consisted of a net loss of $228,815 favorably offset by non-cash (depreciation) expense of $25,320, a decrease in accounts receivable of $256,138, an increase of $215,100 in accounts payable and accrued expenses and a net decrease in other assets and liabilities of $6,147.

      Net cash used in investing activities consisted of the cash component of the SMEI purchase of $1,655,325. The lack of investing in capital equipment is consistent with planned budgetary restraints.

      Net cash provided by financing activities was $1,327,050 for the three months ended March 31, 2005 compared to net cash used of $457,937 in the corresponding three months ended March 31, 2004. In connection with the acquisition of SMEI, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. for the sale of a $2,000,000 principal amount secured convertible term note and a common stock purchase warrant to purchase 6,000,000 shares of common stock at a price of $.10 per share, which provided net proceeds of $1,867,500. The net increase in cash provided by financing consisted of the net proceeds of $1,867,500 from the issuance of the $2,000,000 convertible note used to finance the purchase of SMEI and for working capital requirements. The Company reduced its short term notes and revolving debt facility by $120,000 and $367,000 respectively. The revolving credit facility is based on the accounts receivable of the Company's software consulting division.

      The cash requirements for funding our operations continue to exceed cash flows from operations. We have satisfied our operating cash flow deficiencies primarily through the reduction of working capital and debt financing.

      We have successfully negotiated payment arrangements with some of our vendors and are attempting to negotiate payment arrangements with other vendors. We cannot guarantee that any of these discussions will be successful. If we are unable to obtain successful negotiations, our business may well be severely adversely affected.

      While Science Dynamics believes that its current cash flows are sufficient to pay the current expenses that the Company incurs, the Company is unable to pay past accrued expenses and convertible notes from current cash flows. In order to satisfy all of the Company's obligations that are due in the next twelve months, Science Dynamics must obtain additional financing. The inability to obtain the required additional funds could require Science Dynamics to reduce or curtail operations. The Company does not have any definitive plans or arrangements for obtaining additional financing at this time.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, Science Dynamics conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, Science Dynamics' principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in Science Dynamics' internal controls or in other factors that could affect these controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On February 10, 2005, the Company amended the conversion price of each of its outstanding convertible term notes held by Laurus Master Fund, Ltd. to a fixed conversion rate of $0.05. On February 11, 2005, Laurus Master Fund, Ltd. converted $547,988.78 principal amount of convertible term notes and $223,447.28 of interest on such convertible term notes into an aggregate of 15,428,722 shares of common stock. As a result of the conversion by Laurus Master Fund, Ltd. of the term notes, all amounts outstanding under the term notes were re-paid in full. In consideration for the amendment to the conversion rate of the term notes held by Laurus Master Fund, Ltd. and the conversion by Laurus

Master Fund, Ltd. of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 issued in the face amount of $1,000,000 by the Company to Laurus was also re-paid. These stock issuances were exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      In connection with the acquisition of SMEI, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. for the sale of a $2,000,000 principal amount secured convertible term note and a common stock purchase warrant to purchase 6,000,000 shares of common stock at a price of $.10 per share. The sale of the secured convertible term note and the warrant were made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

      On February 14, 2005, as partial consideration for the acquisition of 82% of the outstanding common stock of SMEI, the Company issued an aggregate of 16,553,251 shares of common stock to twelve accredited investors. These issuances were exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      All of the above unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Except as expressly set forth above, the individuals and entities to whom the Company issued securities are unaffiliated with the Company. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or the Company's executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act. Each of the above security holders who were not executive officers represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 3.  Defaults Upon Senior Securities

      As part of the SMEI acquisition the Company assumed a revolving line of credit the lesser of $700,000 or 85%-90% of eligible billed government receivables and 75% of eligible billed commercial receivables bearing interest at the prime plus 1.0% with a minimum rate of 5.25% per annum. The line of credit is secured by substantially all of SMEI's assets and is guaranteed by two former stockholders of SMEI. The agreement expires on June 30, 2005. The line of credit agreement is subject to Working Capital Current ratio of 1.2 to 1 and Net Worth Covenants (in excess of $300,000) and debt to Worth ratios in excess of
2.5 to 1.0. The Company is in violation of these financial covenants. The total outstanding balance on this facility as of March 31, 2005 was $258,000.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      On March 7, 2005, the Company signed a three year employment agreement with Joe Noto to be its Vice President of Finance and Administration, at an initial annual base salary of $130,000. The term of the agreement is for three years commencing February 1, 2005. Thereafter, the agreement may be renewed upon mutual agreement of Mr. Noto and the Company. Mr. Noto is entitled to a cash incentive bonus equal to 20% of base salary based on meeting predetermined company objectives. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with the Company's current policies. The agreement may be terminated by Mr. Noto upon at least 30 days prior written notice to the Company. The agreement may be terminated by the Company upon five days notice to Mr. Noto in the event Mr. Noto: (a) is in material breach of the agreement; (b) habitually neglects his duties; (c) engages in any dishonest conduct, damages the Company's reputation or standing or is convicted of any criminal act or engages in any act of moral turpitude. The agreement provides that in the event Mr. Noto is promoted to the position of Chief Financial Officer, his base salary will adjust to not less than $150,000 per year. Effective May 12, 2005, Mr. Noto assumed the position as Chief Financial Officer of the Company at an annual base salary of $150,000.

Item 6.       Exhibits and Reports on Form 8-K

Exhibit Number        Description
--------------        ---------------------------------------------------------
2.1                   Amendment No. 1 to Stock Purchase Agreement dated February
                      2, 2005 among Science Dynamics Corporation, Systems
                      Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form
                      8-K, filed with the Securities and Exchange Commission on February 11, 2005)
4.1                   Securities Purchase Agreement dated February 11, 2005 by
                      and between Science Dynamics Corporation and Laurus Master
                      Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February
                      18, 2005)
4.2                   Secured Convertible Term Note dated February 11, 2005
                      issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.3                   Common Stock Purchase Warrant dated February 11, 2005
                      issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.4                   Master Security Agreement dated February 11, 2005 among
                      Science Dynamics Corporation, M3 Acquisition Corp., SciDyn
                      Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.5                   Stock Pledge Agreement dated February 11, 2005 among
                      Laurus Master Fund, Ltd., Science Dynamics Corporation, M3
                      Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.6                   Subsidiary Guaranty dated February 11, 2005 executed by M3
                      Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
4.7                   Registration Rights Agreement dated February 11, 2005 by
                      and between Science Dynamics Corporation and Laurus Master
                      Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February
                      18, 2005)
4.8                   Second Omnibus Amendment to Convertible Notes and Related
                      Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)
10.1                  Executive Employment Agreement Amendment made as of
                      February 14, 2005 by and between Science Dynamics
                      Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005)
10.2                  Consulting Agreement dated January 1, 2005 between Science
                      Dynamics Corporation, Systems Management Engineering, Inc.
                      and Herbert B. Quinn, Jr. (Incorporated by reference to
                      Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)
10.3                  Employment Agreement dated January 1, 2005 between Science
                      Dynamics Corporation, Systems Management Engineering, Inc.
                      and Eric D. Zelsdorf (Incorporated by reference to Form
                      8-K filed with the Securities and Exchange Commission on February 25, 2005)
10.4                  Executive Employment Agreement of Joe Noto
31.1                  Certification by Chief Executive Officer, required by Rule
                      13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002.
31.2                  Certification by Chief Financial Officer, required by Rule
                      13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley
                      Act of 2002.
32.1                  Certification by Chief Executive Officer, required by Rule
                      13a-14(b) or Rule 15d-14(b) of the Exchange Act and
                      Section 1350 of Chapter 63 of Title 18 of the United
                      States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2                  Certification by Chief Financial Officer, required by Rule
                      13a-14(b) or Rule 15d-14(b) of the Exchange Act and
                      Section 1350 of Chapter 63 of Title 18 of the United
                      States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.


                                              SCIENCE DYNAMICS CORPORATION

                                              BY:     /s/ Paul Burgess
                                                     --------------------------
                                                     CEO/President

                                              DATED: May 17, 2005