Form 10QSB
period 2005-06-30
SCIENCE DYNAMICS CORP
filed 2005-08-22
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                          Science Dynamics Corporation
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                    22-2011859
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)


                          7150 N. Park Drive, Suite 500
                              Pennsauken, NJ 08109
                    (Address of principal executive offices)

                                 (856) 910-1166
                           (Issuer's telephone number)

                                 WITH COPIES TO:
                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, the issuer had 88,374,787 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                      Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements ......................................    1
           Consolidated Balance Sheets .............................    1
           Consolidated Statements of Operations ...................    2
           Consolidated Statements of Cash Flows ...................    3
           Notes to Consolidated Financial Statements ..............    4
Item 2.  Management's Discussion and Analysis or Plan of Operation .   10
Item 3.  Controls and Procedures ...................................   12

                                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .........................................   13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   13
Item 3.  Defaults Upon Senior Securities ...........................   13
Item 4.  Submission of Matters to a Vote of Security Holders .......   13
Item 5.  Other Information .........................................   13
Item 6.  Exhibits and Reports on Form 8-K ..........................   13

SIGNATURES .........................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                              June 30, 2005  December 31, 2004
                                                Unaudited        Audited
                                               ------------    ------------
Current assets:
   Cash and cash equivalents ...............   $     12,391    $    192,681
   Accounts receivable - trade .............      1,157,813          56,922
   Inventories .............................         27,018          51,018
   Loans receivable- stockholders/Officers .         37,994              --
   Other current assets ....................         66,912           2,812
                                               ------------    ------------
      Total current assets .................      1,302,128         303,433
                                               ------------    ------------

Property and equipment, net ................         74,000          39,347
Other assets ...............................          4,812           2,812
Goodwill ...................................      3,327,892
                                               ------------    ------------
      Total assets .........................   $  4,708,832    $    345,592
                                               ============    ============

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
   Short Term Notes Payable ................   $    200,000    $    300,000
   Customer deposits .......................         50,000              --
   Revolving Credit Line ...................        428,000         550,763
   Loan payable stockholders/Officers ......        193,000         244,240
   Accounts payable ........................        935,859         834,456
   Accrued expenses ........................      1,094,918         839,689
   Convertible Debenture - Current .........      1,144,397         965,113
   Long Term Notes - Current ...............         33,750
                                               ------------    ------------
      Total current liabilities ............      4,079,924       3,734,261

Long term liabilities:
  Convertible Debenture - Non Current ......      1,257,388
  Long Term Notes Payable - Non Current ....         82,500              --
                                               ------------    ------------
Total long term liabilities ................      1,339,888              --
                                               ------------    ------------
Total liabilities ..........................      5,419,812       3,734,261

 Minority interest .........................             --

Shareholders' (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized ........             --              --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      89,016,140 and 53,964,167 issued and
       88,890,340 and 53,838,367 outstanding
       in 2005 and 2004 respectively .......        890,162         539,642

   Additional paid-in capital ..............     19,000,125      16,080,961


   (Deficit) ...............................    (20,203,434)    (19,611,439)
                                               ------------    ------------
                                                   (313,147)     (2,990,836)


   Common stock held in treasury, at cost ..       (397,833)       (397,833)
                                               ------------    ------------
   Total shareholders' (Deficit) ...........       (710,980)     (3,388,669)
                                               ------------    ------------
   Total liabilities and shareholders'
    (Deficit) ..............................   $  4,708,832    $    345,592
                                               ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six Month's                  Three Month's Ended
                                                              Ended                          June 30,
                                                            June 30,
                                                        2005            2004            2005            2004

Sales - Software Products ......................   $    755,214    $    849,206    $    321,767    $    283,987
Sales -  Software  Services ....................      1,374,350         290,000         933,227         165,000
            Total Sales ........................      2,129,564    $  1,139,206       1,254,994    $    448,987

Cost of Sales - Software  Products .............        214,006         189,520         104,397          79,141
Cost of Sales - Software  Services .............        760,242          55,000         524,759          27,500
            Total Cost of Sales: ...............        974,248         244,520         629,156         106,641

             Total Gross Profit ................      1,155,316         894,686         625,838         342,346

Operating Expenses:
             Research and development ..........        195,966          98,423         100,819          54,418
             Selling, general and administrative      1,283,180         601,260         697,307         302,996
                                                      1,479,146         699,683         798,126         357,414

Operating Income (Loss) before other income ....       (323,830)        195,003        (172,288)        (15,068)
(expenses)

Other income (expenses):
            Sale of Intangible .................         60,000          60,000
            Interest Expense ...................       (281,883)        (75,407)       (204,609)        (41,454)
            Finance Expense ....................        (44,891)        (22,413)
            Minority interest ..................         13,717                          13,717
                 Total Other Expense ...........       (268,166)        (60,298)       (190,892)         (3,867)

Net Income (Loss) before Discontinued Operations       (591,996)        134,705        (363,180)        (18,935)

Discontinued Operations ........................                       (448,048)                       (394,412)

Net Loss .......................................   $   (591,996)   $   (313,343)   $   (363,180)   $   (413,347)

Net Loss per Common Share -Basic ...............   $      (0.01)   $      (0.01)   $      (0.00)   $      (0.01)
Net Loss per Common Share -Diluted .............   $      (0.01)   $      (0.01)   $      (0.00)   $      (0.01)

Weighted average shares outstanding -Basic .....     78,908,206      45,612,134      87,334,473      45,669,814
Weighted average shares outstanding -Diluted ...     78,908,206      45,612,134      87,334,473      45,669,814


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Six Months Ended June 30,
                                                                                   2005            2004
                                                                               ------------    ------------
Cash flows from operating activities:
   Net (Loss)                                                                  $   (591,996)   $   (313,343)
                                                                               ------------    ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                      60,977          56,518
   Non-Cash items                                                                                     2,998
   Adjustments relating to Discontinued operations                                                  417,482
   Financing expense non cash                                                                        44,891
   Minority interest                                                                (13,717)
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                              84,195    $   (243,437)
    Inventories                                                                      24,000          15,001
    Loans Receivable - stockholders'/officers                                       (37,994)
    Other assets                                                                    (16,808)             --
     Increase (decrease) in:
     Accounts Payable and

        accrued expenses                                                            448,438         (60,266)
        Deferred Income                                                                                  --
     Customer Deposits                                                               50,000          42,700
                                                                               ------------    ------------
Total adjustments                                                                   599,091         275,887

Net cash provided by

  operating activities                                                                7,095         (37,456)
                                                                               ------------    ------------
Cash flows used in investing activities:
 Investment in SMEI                                                              (1,655,325)             --
 Acquired Cash SMEI                                                                   5,159              --
 Purchase of property and equipment                                                  (7,875)             --
                                                                               ------------    ------------
   Net cash (used) in investing activities                                       (1,658,041)             --
                                                                               ------------    ------------
Cash flows from financing activities:
  Loans from Stockholders /Officers                                                 (86,240)             --
  Bank note UB term Loan                                                            (15,000)
  Issuance of Convertible Debt net of fees                                        1,868,896              --
   Short term notes payable                                                        (100,000)        150,000
Revolving AR Credit facility                                                       (197,000)       (108,311)
                                                                               ------------    ------------
   Net cash provided by (used in) financing activities                            1,470,656          41,689
                                                                               ------------    ------------
   Net increase (decrease) in                                                      (180,290)          4,233
   cash and cash equivalents
Cash and cash equivalents -                                                         192,681          74,250
 beginning of period

Cash and cash equivalents -                                                              --              --
 end of period                                                                 $     12,391    $     78,483
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

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Operations and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements include the accounts of Science Dynamics Corporation and its majority owned subsidiaries (The Company) and have been prepared by management in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The financial information furnished herein reflects all adjustments, which in the opinion of management are necessary for a fair presentation of the Company's financial position, the results of operations and the cash flows for the periods presented.

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

The accompanying unaudited financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (85%) subsidiary of Science Dynamics from February 14, 2005 (Acquisition Date) to June 30, 2005. Accordingly, the Company has recorded on its Balance Sheet a Minority Interest Liability of $13,717 representing the net asset value not acquired by the Company at the February 14, 2005 acquisition date. The carrying value of the minority interest does not give effect to the loss of operations incurred for the period February 14, 2005 to June 30, 2005 since the Company can not recover these losses.

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

Note 2- Acquisition of "SMEI" Stock

On February 14, 2005 , Science Dynamics Corporation, entered into a Stock Purchase Agreement with Systems Management Engineering, Inc. ("SMEI") and the holders of a majority of the outstanding common stock of SMEI. On February 14, 2005, the Company completed the acquisition of 4,177,500 shares of the outstanding common stock of Systems Management Engineering, Inc. ("SMEI"), which shares constitute approximately 85% of the issued and outstanding shares of capital stock of SMEI on a fully diluted basis. As consideration for such shares of SMEI, the Company issued an aggregate of 16,553,251 shares of the Company's common stock to twelve accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act and $1,655,325 in cash, for a total cost of $3,310,650. The Company acquired $1,230,584 in assets, assumed $1,155,326 in liabilities (inclusive of a minority interest of $13,717) and incurred $92,500 in financing costs resulting in the recording of goodwill totaling $3,327,892. SMEI will continue to operate as an independent subsidiary of the Company. Reported losses of $13,717 allocated to minority interest on the statement of operations is limited to the extent of any remaining minority interest on the balance sheet related to SMEI.

As part of the agreement, upon SMEI reaching certain goals for the period ending December 31, 2005, the Company could be required to pay additional compensation to the former 85% shareholders of SMEI. The Company has not made any accruals for additional compensation since SMEI has had losses.

The Acquisition was accounted for under the purchase method of accounting. The following unaudited pro-forma information for the six months ended June 30, 2005 is presented as if the acquisition took place as of January 1, 2004:



                                              Six Months Ended June 30,

                                                 2005            2004
                                              ------------    ------------

 NET SALES                                    $  2,528,007    $  3,243,206
                                              ------------    ------------

Net Income (Loss)                             $   (679,766)   $   (236,343)

                                              ------------    ------------

                                              ------------    ------------

Net Income (loss) per common share Basic      $      (0.01)   $      (0.01)
                                              ------------    ------------
Net Income (loss) per common share Diluted    $       0.00    $       0.00
                                              ------------    ------------

                                              ------------    ------------
Weighted average shares outstanding Basic       78,908,206      45,612,134
                                              ------------    ------------
Weighted average shares outstanding Diluted
                                              ============    ============

Note 3- Segment Reporting Management views its business in two divisions, the software technology division and the software consulting division.



                                                               Six Months                   Six Months
                                                                  Ended                        Ended
                                                              June 30, 2005                 June 30, 2004
                                                              --------------                 --------------
          Revenue
                          Software Consulting  Division                $1,374,350   (a)                       -
                           Software Technology Division                   755,214                     1,139,206
                                                         -------------------------       -----------------------
                             Total Consolidated Revenue                $2,129,564   (a)             $ 1,139,206
                                                         -------------------------       -----------------------

Net Income (loss)
                          Software Consulting  Division                $(117,082)   (a)                       -
                           Software Technology Division                 (474,914)                       134,705
                                                         -------------------------       -----------------------
                   Total Consolidated Net Income (Loss)                $(591,996)  (a)                 $134,705
                                                         -------------------------       -----------------------

           Assets
                          Software Consulting  Division                $4,387,987   (b)                       -
                           Software Technology Division                   320,845                       877,528
                                                         -------------------------       -----------------------
                              Total Consolidated Assets                $4,708,832   (b)               $ 877,528
                                                         -------------------------       -----------------------


(a) - Operating results reflect the period from February 14, 2005, the date of the SMEI acquisition, to June30, 2005

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

On July 14, 2005, Science Dynamics Corporation (the "Company") entered into an agreement dated July 1, 2005 terminating the Company's consulting agreement with Calabash Consultancy, Ltd ("Calabash"). Calabash is owned and controlled by Alan
C. Bashforth, Secretary and a director of the Company. Notwithstanding the termination, the 6,000,000 seven-year warrants (the "Warrants") with a strike price of $0.10 per share and the 2,000,000 options (the "Options") with a strike price of $0.05 granted to Calabash under the consulting agreement will remain in effect, subject to the following amendments:

(a) the right to exercise the Warrants will commence on March 31, 2006; and (b) the right to exercise the Options will expire March 31, 2008. The Company owes Calabash $125,000 in consulting fees under the consulting agreement. The Company agreed to pay such amount upon the earlier of: (a) the Company raising $1 million in new equity; or (b) March 31, 2006. Except as described above, the Company has no further obligations to Calabash or to Mr. Bashforth. In conjunction with this agreement, $25,000 of additional Selling, General and Administrative expense was recorded in the quarter ended June 30, 2005 thereby adjusting the total amount of recorded liability to Calabash to the $125,000 stipulated in the agreement.

Note 5 - Notes payable

                                 June 30, 2005



(i)      Long Term Note                                   $ 116,250

(ii) Revolving Line of Credit                               428,000

(iii) Convertible debentures                              2,401,785

(iv) Short Term Notes                                       200,000
                                                          ---------

               Total Outstanding Balance                  3,146,035
                                                          ---------

         Convertible debentures - non-current             1,257,388

         Long term note -non-current portion                 82,500
                                                          ---------

         Total Non-current liabilities                    1,339,888
                                                          ---------

         Total current portion notes payable            $ 1,806,147
                                                        -----------


Aggregate maturities for long-term debt:

2006 442,653

2007 772,273

2008 124,962

(i) Long term note -As part of the "SMEI" acquisition, the Company assumed a 5 year term note bearing interest at the variable rate of Prime plus 1.5% points (per annum) subject to a minimum rate of 6.25%. The Note matures January 28, 2008. Monthly payments consist of principal of $3,750 plus interest. The outstanding balance on the note as of June 30, 2005 was $116,250.

(ii)Revolving Line of credit - As part of the "SMEI" acquisition the Company assumed a Revolving Line of Credit the lesser of $700,000 or 85%-90% of eligible billed government receivables and 75% of eligible billed commercial receivables bearing interest at the prime plus 1.0% with a minimum rate of 5.25% per annum. The rate at June 30, 2005 was 7.25%. The line of credit is secured by substantially all of "SMEI" assets and is guaranteed by two former stockholders of "SMEI". The agreement was extended and expires on September 30, 2005. The Credit agreement is subject to a Working Capital Current ratio of 1.2 to 1, Net Worth Covenants (in excess of $300,000) and Debt to Worth ratios in excess of
2.5 to 1.0. The Company is in violation of the Net Worth Covenants, working capital current ratio and Debt to Worth ratios. . Total outstanding balance on this facility as of June 30, 2005 was $428,000.

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

The Company received net proceeds of $1,868,896 from the sale of the Note and the Warrant. The Company may only use such proceeds for (i) general working capital purposes, (ii) no less than 80% of the equity interests of Systems Management Engineering, Inc. ("SMEI") pursuant to the Stock Purchase Agreement, as amended, dated as of December 16, 2004 by and among the Company, SMEI and the shareholders of SMEI identified therein, and (iii) the acquisition of 100% of the remaining equity interests of SMEI pursuant to a transaction in form and substance reasonably satisfactory to Laurus.

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

Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Note in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. The Company has not yet filed the registration statement and until the registration statement has been filed and declared effective, is required to pay Laurus Master Fund, LTD liquidated damages in cash equal to 2% for each 30-day period (prorated for partial periods) on a daily basis of the original principal amount of the Note. The Company recorded additional interest expense of $142,667 for the six months ended June 30, 2005 pertaining to the 2% default interest. The Company as of June 30, 2005 owed three month's of back interest totaling approximately $45,000. This was accrued for and recorded as interest expense in the three month's ended June 30, 2005. The back interest has since been paid to Laurus in August, 2005. As of June 30, 2005 the Company is in default on principal and interest payments on the convertible notes additional interest in the amount of 2% per month is accruing on all outstanding obligations..

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

(iv) Short term notes - In February 2005, the Company renegotiated a short term note in the amount of $100,000. 2005. In addition, the Company received an additional $100,000 for a total due of $200,000, which bears interest at the rate of 27% per annum. The note is secured by the future sale of the Company's net operating losses from the state of New Jersey.

Note 6 - Notes Payable Stockholders/officers

As part of the "SMEI" acquisition the Company assumed a short term note from one of the former stockholders of "SMEI" in the amount of $35,000. The loan bears interest at 18% per annum. The note is subordinated to the bank line of credit.

Note 7 - Related Party Transactions

In April of 2004 Alan Bashforth, the former President and CEO of the Company, and Paul Burgess, CEO of the Company, formed Strategic Telecom Financing. Strategic has provided equipment lease financing to the Company's customers who were unable to obtain financing with an outside leasing company. The terms of the sales would have been the same if our customers were able to obtain other financing arrangements. The leasing agreements are for 5 years at an interest rate of 18% payable monthly. The Company has recorded revenue from sales to Strategic totaling $124,234 in the six month's ending June 30, 2005. As of June 30, 2005, the remaining balance owed to the Company was $37,994 related to these sales.

Note 8 - Recent Accounting Pronouncements.

The Company believes that any new accounting pronouncements since December 31, 2004, will not have an affect on the Company's financial statements.

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

         SMEI's product offering includes Aquifer, a software product that enables government departments and businesses to efficiently manage distributed computing applications in a secure environment. The Aquifer product has DOD certification and is already in use at various governmental agencies.

           In addition to the stand-alone sale ability of its product offering, the Company has identified potential in combining Aquifer's application management qualities with the IP based transaction processing capabilities of the Company's BubbleLink technology. Management believes this will provide Science Dynamics with a dynamic product offering that can be used to develop vertical applications encompassing a multitude of industries. The Company's management has begun working with key government clients to explore new applications that can be developed using a combination of the two products.

         As the Company continues to identify opportunities utilizing either its combined or stand-alone technologies the Company will be working to integrate the product offerings through a single brand. The Company's branding and marketing initiatives will include its two core product offerings, BubbleLink and Aquifer. Management believes selling the Company's product offering through a single brand will enable the Company to market enabling technologies that provide customers an enterprise solution with global networking capabilities.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

      Revenues increased by $806,007 to $1,254,994 for the three months ended June 30, 2005 from $448,987 for the three months ended June 30, 2004, an increase of 280%, and by $990,358 to $2,129,564 for the six months ended June 30, 2005 from $1,139,206 for the six months ended June 30, 2004, an increase of 187%. The increase over the periods reflects the inclusion of revenues of SMEI (Software Consulting division) from the date of the acquisition (February 14, 2005). The increases attributable to the SMEI acquisition were $933,227 for the three months ended June 30, 2005 and $1,374,350 for the six months ended June 30, 2005. The increased sales from the SMEI acquisition were offset by a decrease in sales at the Technology division of $127,220 and $383,992 for the three and six months ended June 30, 2005, respectively. The decrease at the Technology division was mainly attributable to the loss of the "Evercom" consulting contract in the fourth quarter of 2004.

      Cost of Sales increased by $522,515 to $629,156 for the three months ended June 30, 2005 from $106,641 in the corresponding three months ended June 30, 2004, and by $729,728 to $974,248 for the six months ended June 30, 2005 from $244,520 for the six months ended June 30, 2004. Accounting for most of the increase, was the Cost of Sales attributable to the SMEI acquisition which was $524,759 and $760,242 for the respective periods. As a percent of revenue, the cost of sales in the software technology division are substantially lower than that of the software consulting division. The software consulting division is labor intensive and is dependent on the utilization levels of billable personnel.

      Research and Development. Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development. Research and development expenses increased by $18,901 from $81,918 for the three months ended June 30, 2004 to $100,819 for the three months ended June 30, 2005, an increase of 23%. Research and development expenses increased by $42,543 from $153,423 for the six months ended June 30, 2004 to $195,966 for the six months ended June 30, 2005, an increase of 28%. The increase was attributable to the hiring of additional engineering staff. Management believes that continual enhancements of the Company's products will be required to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

      Selling, General and Administrative. Selling, General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions and marketing, and facilities costs. These expenses increased by $394,311 from $302,996 for the three months ended June 30, 2004 to $697,307 for the three months ended June 30, 2005, and by $681,920 from $601,260 for the six months ended June 30, 2004 to $1,283,180 for the six months ended June 30, 2005. Included in the increases were $475,895 and $721,304 attributable to the SMEI acquisition for the three and six months ended June 30, 2005. The increases in expenses attributable to SMEI were offset by expense decreases at the Technology division of $81,585 and $39,304 for the three and six months ended June 30, 2005, respectively.

      Interest Expense increased to $204,609 for the three months ended June 30, 2005 compared to $41,454 for the three months ended June 30, 2004 and increased to $281,883 for the six months ended June 30, 2005 compare to $75,407 for the six months ended June 30, 2004. Interest consists of interest paid and accrued on outstanding convertible notes, notes payable, interest due on loans from stockholders and interest accrued of $22,667 on the convertible note due to the delay in filing a registration statement. While the registration statement has not been filed to date, the Company elected not to record any additional penalty interest accrual in the three month's ended June 30, 2005 since it believes it is not reasonably expected to be incurred.

         Finance Expense. There was no finance expense recorded in the six months ended June 30, 2005 which compared to $22,478 of amortized financing costs for the six month's in the prior period ended June 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased to $12,391 from $192,681 at December 31, 2004. Net cash provided by operating activities was $7,095 for the six months ended June 30, 2005 compared to net cash used for operating activities of $37,456 in the corresponding six months ended June 30, 2004. This consisted of a net loss of $591,996 favorably offset by non-cash (depreciation) expense of $60,977, a decrease in our accounts receivable of $84,195, a decrease in inventory of $24,000, an increase of $448,438 in accounts payable.

         Net cash used in investing activities was $1,658,041 for the six months ended June30, 2005. This consisted primarily of the cash component of the SMEI purchase of $1,655,325. The lack of investing in capital equipment is consistent with the Company's planned budgetary restraints.

         Net cash provided by financing activities was $1,470,656 for the six months ended June 30, 2005 compared to $41,689 in the corresponding six months ended June 30, 2004. In connection with the acquisition of SMEI, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. for the sale of a $2,000,000 principal amount secured convertible term note and a common stock purchase warrant to purchase 6,000,000 shares of common stock at a price of $.10 per share, which provided net proceeds of $1,868,896. The net increase in cash provided by financing consisted of the net proceeds of $1,868,896 from the issuance of the $2,000,000 convertible note used to finance the purchase of SMEI and for working capital requirements. The Company reduced its short term notes and revolving debt facility by $100,000 and $197,000 respectively. The revolving credit facility is based on the accounts receivable of the Company's software consulting division. Additionally, the Company reduced its Loans from Stockholder's /Officers by $86,240. This was comprised of the sales to Strategic in the six months ended June 30, 2005.

         The cash requirements for funding our operations continue to exceed cash flows from operations. To date, we have satisfied our operating cash flow deficiencies primarily through the reduction of working capital and debt financing.

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

Item 3. Controls and Procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      Not applicable.

Item 3. Defaults Upon Senior Securities.

      The Company is currently in default on principal and interest payments on the secured convertible note held by Laurus Master Fund, Ltd. Additional interest in the amount of 2% per month is accruing on all outstanding obligations under the secured convertible note and will continue to accrue until the default is cured or waived.

      As part of the Company's acquisition of SMEI, the Company assumed a revolving line of credit the lesser of $700,000 or 85%-90% of eligible billed government receivables and 75% of eligible billed commercial receivables bearing interest at the prime plus 1.0% with a minimum rate of 5.25% per annum. The line of credit is secured by substantially all of SMEI's assets and is guaranteed by two former stockholders of SMEI. The agreement expires on June 30, 2005 but was extended to September 30, 2005 with no change in terms. The line of credit agreement is subject to Working Capital Current ratio of 1.2 to 1 and Net Worth Covenants (in excess of $300,000) and debt to Worth ratios in excess of 2.5 to
1.0. The Company is in violation of these financial covenants. The total outstanding balance on this facility as of June 30, 2005 was $428,000.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
Number                               Description
--------          ----------------------------------------------------------

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SCIENCE DYNAMICS CORPORATION


         Dated:   August 22, 2005             By:   /s/ Paul Burgess
                                                   ----------------------------
                                                   Paul Burgess
                                                   Chief Executive Officer


         Dated:   August 22, 2005             By:   /s/ Joe Noto
                                                   ----------------------------
                                                   Joe Noto
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer