Form 10QSB
period 2005-09-30
SCIENCE DYNAMICS CORP
filed 2005-11-22
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 22, 2005, the issuer had 89,016,140 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................   1
                 Consolidated Balance Sheets................................   1
                 Consolidated Statements of Operations......................   2
                 Consolidated Statements of Cash Flows......................   3
                 Notes to Consolidated Financial Statements.................   4
Item 2.       Management's Discussion and Analysis or Plan of Operation.....  10
Item 3.       Controls and Procedures.......................................  13

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  14
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...  14
Item 3.       Defaults Upon Senior Securities...............................  14
Item 4.       Submission of Matters to a Vote of Security Holders...........  14
Item 5.       Other Information.............................................  14
Item 6.       Exhibits......................................................  14

SIGNATURES..................................................................  15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   September 30, 2005   December 31, 2004
                                                        Unaudited            Audited
                                                    ----------------     ----------------
ASSETS
Current assets:
   Cash and cash equivalents ...............        $          5,854     $        192,681
   Accounts receivable - trade .............                 825,969               56,922
   Inventories .............................                   3,000               51,018
   Other current assets ....................                  85,374                2,812
                                                    ----------------     ----------------
      Total current assets .................                 920,197              303,433
                                                    ----------------     ----------------

Property and equipment, net ................                  43,953               39,347
Other assets ...............................                  21,313                2,812
Goodwill ...................................               3,327,892
                                                    ----------------     ----------------
      Total assets .........................        $      4,313,355     $        345,592
                                                    ================     ================

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
   Short Term Notes Payable ................        $        200,000     $        300,000
   Revolving Credit Line ...................                 291,000              550,763
   Loan payable stockholders/Officers ......                 275,027              244,240
   Accounts payable ........................               1,006,170              834,456
   Accrued expenses ........................                 982,706              839,689
   Convertible Debenture - Current .........                 545,454              965,113
   Warrants Payable ........................                 279,402                   --
   Long Term Notes - Current ...............                  33,750
                                                    ----------------     ----------------
      Total current liabilities ............               3,613,509            3,734,261

Long term liabilities:
  Convertible Debenture - Non Current ......               1,857,727
  Long Term Notes Payable - Non Current ....                  71,250                   --
                                                    ----------------     ----------------
Total long term liabilities ................               1,928,977                   --
                                                    ----------------     ----------------
Total liabilities ..........................               5,542,486            3,734,261

 Minority interest .........................                      --

Shareholders' (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized ........                      --                   --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      89,016,140 and 53,964,167 issued and
       88,890,340 and 53,838,367 outstanding
       in 2005 and 2004 respectively .......                 890,162              539,642

   Additional paid-in capital ..............              18,983,390           16,080,961

   (Deficit) ...............................             (20,704,850)         (19,611,439)
                                                    ----------------     ----------------
                                                            (831,298)          (2,990,836)

   Common stock held in treasury, at cost ..                (397,833)            (397,833)
                                                    ----------------     ----------------
   Total shareholders' (Deficit) ...........              (1,229,131)          (3,388,669)
                                                    ----------------     ----------------
   Total liabilities and shareholders'
    (Deficit) ..............................        $      4,313,355     $        345,592
                                                    ================     ================

The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Nine Month's Ended                    Three Month's Ended
                                                                 September 30,                         September 30,

                                                            2005               2004               2005               2004
Sales - Software Technology Products ...........      $    1,027,779     $    1,325,633     $      272,565     $      476,427
Sales - Software Consulting Services ...........           2,220,920            415,000            846,570            125,000
                                                      --------------     --------------     --------------     --------------
            Total Sales ........................           3,248,699     $    1,740,633          1,119,135     $      601,427

Cost of Sales - Software Technology Products ...             334,663            253,173            120,657             63,653
Cost of Sales - Software Consulting Services ...           1,277,563             78,750            517,322             23,750
                                                      --------------     --------------     --------------     --------------
            Total Cost of Sales: ...............           1,612,226            331,923            637,979             87,403

             Total Gross Profit ................           1,636,473          1,408,710            481,156            514,024

Operating Expenses:
             Research and development ..........             323,063            125,467            127,097             27,044
             Selling, general and administrative           1,930,264            964,171            647,085            362,911
                                                      --------------     --------------     --------------     --------------
                                                           2,253,327          1,089,638            774,182            389,955

Operating Income (Loss) before other income ....            (616,854)           319,072           (293,026)           124,069
(expenses)

Other income (expenses):
            Sale of Intangible .................                  --             60,000                 --                 --
            Other Income .......................                  --             22,000                 --             22,000
            Interest Expense ...................            (227,607)          (204,732)           (88,391)          (129,326)
            Finance Expense ....................                  --            (66,847)                --            (21,954)
            Settlement of events of default ....            (262,667)                --           (120,000)                --
            Minority interest ..................              13,717                 --                 --                 --
                                                      --------------     --------------     --------------     --------------
                 Total Other Expense ...........            (476,557)          (189,579)          (208,391)          (129,280)

Net Income (Loss) before Discontinued Operations          (1,093,411)           129,493           (501,417)            (5,211)

Discontinued Operations ........................                  --           (189,041)                --              8,509
Gain on Sale ...................................                  --            285,310                 --            285,310
                                                      --------------     --------------     --------------     --------------
Income (Loss) from Discontinued Operations .....                 -0-             96,269                 --            293,819
                                                      --------------     --------------     --------------     --------------

Net Income (Loss) ..............................      $   (1,093,411)    $      225,762     $     (501,417)    $      288,608
                                                      --------------     --------------     --------------     --------------

Net Loss per Common Share -Basic ...............      $        (0.01)    $         0.01     $        (0.01)    $         0.01
Net Loss per Common Share -Diluted .............      $        (0.01)    $         0.00     $        (0.00)    $         0.00

Weighted average shares outstanding -Basic .....          82,537,162         47,490,590         89,016,140         51,264,167
Weighted average shares outstanding -Diluted ...          82,537,162         66,906,732         89,016,140         70,680,309

The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended September  30,
                                                                                          2005                2004
                                                                                    ---------------     ---------------
Cash flows from operating activities:
   Net (Loss)                                                                       $    (1,093,411)    $       225,762
                                                                                    ---------------     ---------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                              91,023              84,727
   Adjustments relating to Discontinued operations                                                              189,041
   Financing expense non cash                                                                                    66,847
   Warrants Payable                                                                         262,667
   Minority interest                                                                        (13,717)
   Gain on Sale of Discontinued Operations                                                                     (285,310)
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                                     416,039     $      (487,531)
    Inventories                                                                              48,018               6,001
    Other assets                                                                            (51,771)                 --
     Increase (decrease) in:
     Accounts Payable and
        accrued expenses                                                                    406,537             157,031
     Customer Deposits                                                                                          (82,300)
                                                                                    ---------------     ---------------
Total adjustments                                                                         1,158,796            (351,494)
                                                                                    ---------------     ---------------

Net cash provided by

  operating activities                                                                       65,385            (125,732)
                                                                                    ---------------     ---------------
Cash flows used in investing activities:
 Investment in SMEI                                                                      (1,655,325)                 --
 Acquired Cash SMEI                                                                           5,159                  --
 Purchase of property and equipment                                                          (7,875)                 --
                                                                                    ---------------     ---------------
   Net cash (used) in investing activities                                               (1,658,041)                 --
                                                                                    ---------------     ---------------
Cash flows from financing activities:
  Loans from Stockholders /Officers                                                          (4,213)             36,540
  Bank note UB term Loan                                                                    (26,250)
  Issuance of Convertible Debt net of fees                                                1,870,292                  --
   Short term notes payable                                                                (100,000)            178,750
Revolving AR Credit facility                                                               (334,000)
                                                                                           (108,311)                 --
Conversion of Stock Options                                                                                       3,000
                                                                                    ---------------     ---------------
   Net cash provided by (used in) financing activities                                    1,405,829             109,979
                                                                                    ---------------     ---------------
   Net increase (decrease) in                                                              (186,827)            (15,753)
   cash and cash equivalents
Cash and cash equivalents -                                                                 192,681              21,032
                                                                                    ---------------     ---------------
 beginning of period

Cash and cash equivalents -
 end of period                                                                      $         5,854     $         5,279
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

The accompanying unaudited financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (85%) subsidiary of Science Dynamics from February 14, 2005 (Acquisition Date) to September 30, 2005. On February 14, 2005 the Company has recorded on its Balance Sheet a Minority Interest Liability of $13,717 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $13,717 has since been reduced to zero in the nine moths ended September 30, 2005 giving effect to the Company's year to date net operating losses.

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

Note 2- Acquisition of "SMEI" Stock

On February 14, 2005 , Science Dynamics Corporation, entered into a Stock Purchase Agreement with Systems Management Engineering, Inc. ("SMEI") and the holders of a majority of the outstanding common stock of SMEI. On February 14, 2005, the Company completed the acquisition of 4,177,500 shares of the outstanding common stock of Systems Management Engineering, Inc. ("SMEI"), which shares constitute approximately 85% of the issued and outstanding shares of capital stock of SMEI on a fully diluted basis. As consideration for such shares of SMEI, the Company issued an aggregate of 16,553,251 shares of the Company's common stock to twelve accredited investors pursuant to Section 4(2) of the Securities Act and Regulation D under the Securities Act and $1,655,325 in cash, for a total cost of $3,310,650. The Company acquired $1,230,584 in assets, assumed $1,155,326 in liabilities (inclusive of a minority interest of $13,717) and incurred $92,500 in financing costs resulting in the recording of goodwill totaling $3,327,892. SMEI will continue to operate as an independent subsidiary of the Company. Reported loss of $13,717 was allocated to minority interest on the statement of operations and was limited to the extent of any remaining minority interest on the balance sheet related to SMEI.

      As part of the agreement, upon SMEI reaching certain performance goals for the period ending December 31, 2005, the Company could be required to pay additional compensation to the former 85% shareholders of SMEI. As stated in the agreement, if SMEI's adjusted EBITDA (as defined in the Purchase Agreement) is less than $500,000, then the Company shall not be obligated to pay any additional Purchase Price to the Sellers. For the nine months ended September 30, 2005, SMEI's adjusted EBITDA was $191,227. Accordingly, the Company has not made any accruals for additional compensation.

The Acquisition was accounted for under the purchase method of accounting. The following unaudited pro-forma information for the nine months ended September 30, 2005 is presented as if the acquisition took place as of January 1, 2004:

                         Nine Months Ended September 30,

                                                     2005               2004
                                                 ------------       ------------

 NET SALES                                       $  3,647,818       $  4,690,889
                                                 ------------       ------------

Net Income (Loss)                                $ (1,211,758)      $    227,191
                                                 ------------       ------------

                                                 ------------       ------------

Net Income (loss) per common share Basic         $      (0.01)      $         --
                                                 ------------       ------------
Net Income (loss) per common share Diluted       $       0.00       $       0.00
                                                 ------------       ------------

                                                 ------------       ------------
Weighted average shares outstanding Basic          89,016,140         47,490,590
                                                 ------------       ------------
Weighted average shares outstanding Diluted        89,016,140         66,906,732
                                                 ============       ============

Note 3- Segment Reporting Management views its business in two divisions, the software technology division and the software consulting division.

                                                                    Nine Months              Nine Months
                                                                       Ended                    Ended
                                                                September 30, 2005       September 30, 2004
                                                                 -----------------        -----------------
          Revenue
                          Software Consulting  Services          $       2,220,920  (a)             415,000
                           Software Technology Products                  1,027,779                1,325,633
                                                                 -----------------        -----------------
                             Total Consolidated Revenue          $       3,248,699  (a)   $       1,740,633
                                                                 -----------------        -----------------

Net Income (loss)
                          Software Consulting  Services          $        (230,496) (a)                  --
                           Software Technology Products                   (862,915)                 129,493
                                                                 -----------------        -----------------
                   Total Consolidated Net Income (Loss)          $      (1,093,411) (a)   $         129,493
                                                                 -----------------        -----------------

           Assets
                          Software Consulting  Services          $       4,056,752  (b)                  --
                           Software Technology Products                    256,603                  659,270
                                                                 -----------------        -----------------
                              Total Consolidated Assets          $       4,313,355  (b)   $         659,270
                                                                 -----------------        -----------------

(a) - Operating results reflect the period from February 14, 2005, the date of the SMEI acquisition, to September 30, 2005

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

Note 5 - Notes payable

                               September 30, 2005

(i) Long Term Note                                     $  105,000

(ii) Revolving Line of Credit 291,000

(iii) Convertible debentures 2,403,181

(iv) Short Term Notes 200,000
                                                       ----------

               Total Outstanding Balance                2,999,181
                                                       ----------

         Convertible debentures - non-current           1,857,727

         Long term note -non-current portion               71,250
                                                       ----------

         Total Non-current liabilities                  1,928,977
                                                       ----------

         Total current portion notes payable           $1,070,204
                                                       ----------

Aggregate maturities for long-term debt:

2006    772,272

2007    753,522

2008    403,183

(i) Long term note -As part of the "SMEI" acquisition, the Company assumed a 5 year term note bearing interest at the variable rate of Prime plus 1.5% points (per annum) subject to a minimum rate of 6.25%. The Note matures January 28, 2008. Monthly payments consist of principal of $3,750 plus interest. The outstanding balance on the note as of September 30, 2005 was $105,000. The note was paid in full on October 28, 2005 from the proceeds of a Demand Note provided by a Director of the Company.

(ii)Revolving Line of credit - As part of the "SMEI" acquisition the Company assumed a Revolving Line of Credit with United Bank for the lesser of $700,000 or 85%-90% of eligible billed government receivables and 75% of eligible billed commercial receivables bearing interest at the prime plus 1.0% with a minimum rate of 5.25% per annum. The rate at September 30, 2005 was 8.00%. The line of credit is secured by substantially all of "SMEI" assets and is guaranteed by two former stockholders of "SMEI". The Credit agreement is subject to a Working Capital Current ratio of 1.2 to 1, Net Worth Covenants (in excess of $300,000) and Debt to Worth ratios in excess of 2.5 to 1.0. The Company is in violation of the Net Worth Covenants, working capital current ratio and Debt to Worth ratios. The total outstanding balance on this facility as of September 30, 2005 was $291,000.

The Revolving Line of credit with United Bank was refinanced November 7, 2005 with a new Line of Credit with Presidential Financial Group. The Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured by SMEI's accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance.

(iii) Convertible Debentures - On February 14, 2005, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. ("Laurus") for the sale of a $2,000,000 principal amount Secured Convertible Term Note (the "Note") convertible at $0.10 per share and a Common Stock Purchase Warrant to purchase 6,000,000 shares of the Company's common stock at $0.11 that expire February 11, 2012. The sale of the Note and the Warrant were made pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D under the Securities Act. The Company believes that there was no beneficial conversion option because the conversion price of $0.10 per share specified in the agreement equaled the fair value of its common stock on the commitment date.

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

      Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the
Note in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. The Company has been in default on the note by not filing the registration statement by the filing date and by not making the required monthly principal payments to Laurus since June 1, 2005. On November 21, 2005, the Company signed an amendment and waiver with Laurus waiving each Event of Default for our failure to pay accrued interest ,and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC.. As consideration of the waiver, the Company issue to Laurus a seven year warrant to purchase 3,000,000 shares of the common stock of the Company with an exercise price of $0.075 per share. The Company further agreed to file a Registration Statement to register the shares of Common Stock that may be issued upon exercise of the Additional Warrant within 90 days of the date of the waiver. The Amendment and Waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant.

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

Note 6 - Notes Payable Stockholders/officers

As part of the "SMEI" acquisition the Company assumed a short term note from one of the former stockholders of "SMEI" in the amount of $35,000. The loan bears interest at 18% per annum. An additional loan of $70,000 was advanced to the Company by the same former stockholder of SMEI on July 27, 2005 which bears interest at 10% per annum. This increased the total amount owing under the notes to $105,000 as of September 30, 2005. The notes are unsecured demand notes and may be collected by the lender at any time. The notes are subordinated to the bank line of credit.

Note 7 - Related Party Transactions

In April of 2004 Alan Bashforth, the former President and CEO of the Company, and Paul Burgess, CEO of the Company, formed Strategic Telecom Financing. Strategic has provided equipment lease financing to the Company's customers who were unable to obtain financing with an outside leasing company. The terms of the sales would have been the same if our customers were able to obtain other financing arrangements. The leasing agreements are for 5 years at an interest rate of 18% payable monthly. The Company has recorded revenue from sales to Strategic totaling $124,234 in the nine month's ending September 30, 2005. During the three months ended September 30, 2005, payments were made to the Company by Strategic reducing any amounts owed to the Company. As of September 30, 2005, the Company does not have any outstanding balances owed or due pertaining to these transactions.

Note 8 - Recent Accounting Pronouncements.

The Company believes that any new accounting pronouncements since December 31, 2004, will not have an affect on the Company's financial statements.

Note 9 - Subsequent Event

      On November 21, 2005, the Company entered into an Amendment and Waiver agreement with Laurus Master Fund, Ltd. whereby Laurus waived each Event of Default for our failure to pay principal and interest on our outstanding secured convertible term note through November 1, 2005 and for our failure to timely file a registration statement with the SEC. As consideration for the waiver, we issued Laurus a seven-year warrant to purchase 3,000,000 shares of common stock with an exercise price of $0.075 per share. The Company also agreed to file a registration statement registering the resale of the shares issuable upon exercise of the Additional Warrant no later than February 16, 2006, subject to the terms of the Registration Rights Agreement dated as of February 11, 2005 with Laurus. The Amendment and Waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant.

      Laurus further agreed that we are not required to pay principal due December 1, 2005 on the secured convertible term note provided that such principal payment and all overdue principal payments shall by paid in full on the maturity date.

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

Business Overview

      During the first quarter of 2005 the Company completed the acquisition of approximately 85% of SMEI. SMEI provides proprietary software and advanced technology services to the federal government, primarily the Department of Defense. The acquisition is consistent with management's strategy to diversify the Company's software solutions into a broader market base.

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

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

      Sales:

      Sales were $1,119,135 during the three months ended September 30, 2005, compared to $601,427 for the three months ended September 30 2004, representing an increase of $517,708 or 86%. The increase includes the results of SMEI which was acquired in the first quarter of this year. The increase in revenues attributable to the SMEI acquisition was $846,570. Excluding SMEI, revenues declined in the Company's Technology Products unit by $328,862. The Technology Product's year ago quarter included revenues attributable to the Evercom contract of $125,000 and $200,000 related to a one-time sale to T-Netix of the Company's 3-way calling software. Excluding the Evercom contract (which ended in the fourth quarter of 2004) and the T-Netix sale, the Technology Product revenues were in line with the prior year results.

      Sales during the nine months ended September 30, 2005 were $3,248,699 compared to $1,740,633 during the nine months ended September 30, 2004, representing an increase of $1,508,066 or 87% in sales year over year. The increase in the period attributable to the SMEI acquisition was $2,220,920. Excluding the revenues attributable to the SMEI acquisition, revenues declined from prior year by $712,854 or 41%. Included in the prior year results were revenues of $415,000 and $200,000 attributable to the Evercom contract and the one-time sale to T-Netix respectively.

      Cost of Sales:

      Cost of Sales increased by $550,576 from $87,403 to $637,979 for the three months ended September 30, 2005 compared to the corresponding three months ended September 30, 2004. Accounting for most of the increase, was the Cost of Sales increase attributable to the SMEI acquisition, which was $517,322.

      Cost of Sales for the nine months ended September 30, 2005 increased by $1,280,303 to $1,612,226 from $331,923. Accounting for most of the increase, was the Cost of Sales attributable to the SMEI acquisition, which was $1,277,563. As a percent of revenue, the cost of sales in the software technology division are substantially lower than that of the software consulting division. The software consulting division is labor intensive and is dependent on the utilization levels of billable personnel.

      Research and Development:

      Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development.

      For the three months ended September 30, 2005, Research and development expenses increased to $127,097 compared to $27,044 for the three months ended September 30, 2004.

      Research and development expenses increased by $197,596 from $125,467 for the nine months ended September 30, 2004 to $323,063 for the nine months ended September 30, 2005. The increase was attributable to the hiring of additional engineering staff. Management believes that continual enhancements of the Company's products will be required to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

      Selling, General and Administrative:

      Selling, General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions and marketing, and facilities costs.

      For the three months ended September 30, 2005 SG&A expenses increased to $647,085 compared to $362,911 for the comparative three months ended September 30, 2004. Included in the overall increase of $284,174 was $431,588 of expenses attributable to the SMEI acquisition. Excluding the SMEI expenses, SG&A expenses decreased $147,414. The decrease was primarily attributable to cost cutting measures implemented in the first quarter of 2005.

      For the nine months ended September 30, 2005, SG&A increased to $1,930,264 from $964,171 for the comparative nine months ended September 30, 2004. Included in the overall increase of $966,093 was $1,162,892 attributable to the SMEI acquisition. Excluding the SMEI expenses, SG&A expenses decreased by $196,799. As stated above, the decrease was primarily attributable to cost cutting measures implemented in the first quarter of 2005.

      Interest Expense:

      Interest expense consists of interest paid and accrued on outstanding convertible notes, notes payable, interest due on loans from stockholders.

      Interest Expense decreased to $88,391 for the three months ended September 30, 2005 compared to $129,326 for the three months ended September 30, 2004.

      Interest Expense increased to $227,607 for the nine months ended September 30, 2005 compared to $204,732 for the nine months ended September 30, 2004.

      Finance Expense:

      There was no finance expense recorded in the nine months ended September 30, 2005 which compared to $66,847 of amortized financing costs for the nine month's in the prior period ended September 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

      For the nine month period ended September 30, 2005, cash and cash equivalents decreased to $5,854 from $192,681 at December 31, 2004. Net cash provided by operating activities was $65,385 for the nine months ended September 30, 2005 compared to net cash used for operating activities of $125,732 in the corresponding nine months ended September 30, 2004. This consisted of a net loss of $1,093,411 favorably offset by non-cash items amounting to $339,973 a decrease in our accounts receivable of $416,039, a decrease in inventory of $48,018 and an increase in the Company's accounts payable and accrued expenses of $406,537.

      Net cash used in investing activities was $1,658,041 for the nine months ended September 30, 2005. This consisted primarily of the cash component of the SMEI purchase of $1,655,325. The lack of investing in capital equipment is consistent with the Company's planned budgetary restraints.

      Net cash provided by financing activities was $1,405,829 for the nine months ended September 30, 2005 compared to $109,979 in the corresponding nine months ended September 30, 2004. In connection with the acquisition of SMEI, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. for the sale of a $2,000,000 principal amount secured convertible term note and a common stock purchase warrant to purchase 6,000,000 shares of common stock at a price of $0.11 per share, which provided net proceeds of $1,870,292. The net increase in cash provided by financing consisted of the net proceeds of $1,870,292 from the issuance of the $2,000,000 convertible note used to finance the purchase of SMEI and for working capital requirements. For the period ended September 30, 2005, the Company reduced its Short Term Notes and the outstanding balance on its Revolving Credit facility by $100,000 and $334,000 respectively. Additionally, the Company reduced its officer/shareholder loans and United Bank Term Loan by $4,213 and $26,250 respectively. The revolving credit facility is based on the accounts receivable of the Company's software consulting division.

      On November 7, 2005 The Company closed on a $1,000,000 Revolving Line of Credit with Presidential Financial Group. The new Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured primarily by the Company's operating subsidiary's ("SMEI's") accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. We have used $449,320 of the line to refinance our original revolving line of credit with United Bank.

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

      On November 21, 2005, we entered into an Amendment and Waiver agreement with Laurus Master Fund, Ltd. whereby Laurus waived each Event of Default for our failure to pay principal and interest on our outstanding secured convertible term note through November 1, 2005 and for our failure to timely file a registration statement with the SEC. As consideration for the waiver, we issued Laurus a seven-year warrant to purchase 3,000,000 shares of common stock with an exercise price of $0.075 per share (the "Additional Warrant"). We agreed to file a registration statement registering the resale of the shares issuable upon exercise of the Additional Warrant no later than February 16, 2006, subject to the terms of the Registration Rights Agreement dated as of February 11, 2005 with Laurus. The Amendment and Waiver agreement was effective November 22, 2005 when we paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant.

      Laurus further agreed that we are not required to pay principal due December 1, 2005 on the secured convertible term note provided that such principal payment and all overdue principal payments shall by paid in full on the maturity date.

      For the nine months ended September 30 2005, the Company has incurred a net loss. The Company's operating cash flows have not been sufficient to pay its current expenses. The Company believes that with the new $1,000,000 credit facility with Presidential Financial combined with its expected operating cashflows, it will have sufficient liquidity to pay its current obligations due in the next twelve months. However, the Company lacks the sufficient cash flows from operations and availability on its credit facility to pay some past obligations and the monthly principal payments due on the Laurus secured convertible term note starting January 1, 2006 (as per the Amendment and Waiver dated November 18, 2005 discussed above). If the Company is unable to arrange suitable payment plans on its past obligations or pay its principal payments due by converting the payments into the Company's common stock (in accordance with the repayment provisions of the secured convertible term note) then the Company will need to obtain additional financing. If the Company is not successful in obtaining this financing then the Company could be required to reduce or curtail operations. The Company has not identified additional financing as of the date of this filing.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Item 3. Defaults Upon Senior Securities.

      As part of the Company's acquisition of SMEI, the Company assumed a revolving line of credit (United Bank) the lesser of $700,000 or 85%-90% of eligible billed government receivables and 75% of eligible billed commercial receivables bearing interest at the prime plus 1.0% with a minimum rate of 5.25% per annum. The line of credit is secured by substantially all of SMEI's assets and is guaranteed by two former stockholders of SMEI. The agreement expires on June 30, 2005 but was extended to September 30, 2005 with no change in terms. The line of credit agreement is subject to Working Capital Current ratio of 1.2 to 1 and Net Worth Covenants (in excess of $300,000) and debt to Worth ratios in excess of 2.5 to 1.0. The Company is in violation of these financial covenants. The total outstanding balance on this facility as of November 7, 2005 was $449,320 which was refinanced by Presidential Financial.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

      On November 7, 2005 The Company closed on a $1,000,000 Revolving Line of Credit with Presidential Financial Group. The new Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured primarily by the Company's operating subsidiary's ("SMEI's") accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. We have used $449,320 of the line to refinance our original revolving line of credit with United Bank.

Item 6. Exhibits.

Exhibit
Number                                Description
--------------------------------------------------------------------------------
31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SCIENCE DYNAMICS CORPORATION


      Dated: November 22, 2005              By: /s/ Paul Burgess
                                                --------------------------------
                                                Paul Burgess
                                                Chief Executive Officer


      Dated: November 22, 2005              By: /s/ Joe Noto
                                                --------------------------------
                                                Joe Noto
                                                Chief Financial Officer and
                                                Principal Accounting Officer