Form 10KSB
period 2005-12-31
SCIENCE DYNAMICS CORP
filed 2006-04-17
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________


                          SCIENCE DYNAMICS CORPORATION
                          ----------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                                     22-2011859
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                      7150 N. Pennsauken, New Jersey 08109
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone Number: (856) 910-1166
                                               --------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

      State issuer's revenues for its most recent fiscal year. $4,235,269

      The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 13, 2006, was $6.68 million.

      As of March 31, 2006, the issuer had 89,715,698 outstanding shares of Common Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.       Description of Business..........................................1
Item 2.       Description of Property..........................................5
Item 3.       Legal Proceedings................................................5
Item 4.       Submission of Matters to a Vote of Security Holders..............5

                                     PART II
Item 5.       Market for Common Equity and Related Stockholder Matters.........5
Item 6.       Management's Discussion and Analysis or Plan of Operation........7
Item 7.       Financial Statements............................................13
Item 8.       Changes In and Disagreements with Accountants on Accounting and Financial Disclosure......... ............................14
Item 8A.      Controls and Procedures.........................................14
Item 8B.      Other Information...............................................14

                                    PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act..............14
Item 10.      Executive Compensation..........................................16
Item 11.      Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................19
Item 12.      Certain Relationship and Related Transactions...................20
Item 13.      Exhibits........................................................21
Item 14.      Principal Accountant Fees and Services..........................23


SIGNATURES....................................................................25

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATIONAL HISTORY

      Science Dynamics Corporation (referred to as the "Company," "we," "us," and "our" throughout this report) was incorporated in the State of Delaware in May 1973 and began operations in July 1977. We have been developing and delivering technologically advanced telecommunication solutions for over 25 years.

      On February 14, 2005, we acquired 4,177,500 shares of the outstanding common stock of Systems Management Engineering, Inc. ("SMEI"), which shares constitute approximately 86% of the issued and outstanding shares of capital stock of SMEI on a fully diluted basis. In consideration for the SMEI shares, we issued: (i) 16,553,251 shares of the Company's common stock to certain owners of SMEI, (ii) 825,358 shares to former SMEI employees to replace outstanding compensatory SMEI stock options, and (iii) $1,655,325 in cash. We also agreed to pay SMEI's shareholders up to an additional $1,547,825 cash upon SMEI meeting certain EBITDA goals ranging from $500,000 to $1,500,000 for the twelve month period ended December 31, 2005. Because SMEI's adjusted EBITDA totaled $159,308 for the twelve months ended December 31, 2005, we were not required to pay any additional consideration to SMEI's shareholders.

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

BUSINESS OF SCIENCE DYNAMICS CORPORATION

      We provide information and communications technology to our customers through two divisions, a technology services division and a technology products division. Our technology services division provides the federal government and private industry with engineering services coupled with innovative information and communication technology solutions. Science Dynamics is committed to addressing the growing public and private sector demand for integrated, secure, enterprise class e-business solutions built on industry standards.

      We have designed, developed and implemented advanced business management applications, integration technologies and enterprise geospatial systems. Through our subsidiary, SMEI, we currently support several operational systems in all of these categories for major organizations and defense commands using web-based technologies and the consolidation of custom and commercial off-the-shelf software to unite dissimilar applications into integrated systems.

      Science Dynamics provides network engineering, architectural guidance, database management, expert programming and functional area expert analysis to its Department of Defense clients through our subsidiary SMEI. We provide strategic consulting to support business requirements, change management, and financial analysis and metrics for several major federal customers.

      Our technology products division consists of our core BubbleLink and Acquifer Technology. BubbleLink is a versatile and feature rich transaction processing platform that is used to develop and enhance a variety of customizable communications applications. "Aquifer" is a proprietary software product used to build a new class of software called rich Internet applications. These applications are secure custom or commercial desktop and mobile Windows Forms applications that use the traditional client/server model while exploiting Web Services-based communications over the Internet. Aquifer is a .NET application platform built on a service-oriented architecture that delivers scalable and secure Web applications to Windows desktop and Windows CE platforms. Aquifer helps SMEI reduce development time and manage the deployment of applications across the Internet to desktops around the world while implementing Department of Defense ("DOD") certified and accredited security on all deployed systems. Aquifer addresses the needs of development organizations to more rapidly develop custom Windows Forms applications and lower the costs to secure, deploy and maintain them.

BUSINESS DEVELOPMENT

      We believe our future success is dependent on expanding our existing product line to encompass a more diverse customer base. Management believes this will enable us to reduce our exposure to the risk of declines in telecommunications sales while capitalizing on potential gains in our other business sectors. As we expand product offerings into other sectors, we plan to move from primarily offering products to offering a mix of products and services to generate consistent recurring revenue streams. Our recent acquisition of SMEI has enabled us to expand our service revenue and our customer base.

OUR PRODUCTS

      With the acquisition of SMEI, we currently offer products based on our BubbleLink technology and on SMEI's Aquifer technology. These products are marketed to the government and private industries.

Commander Call Control System

      The Commander call control system is built on our BubbleLink software architecture. This open source platform is a combination of integrated computer telephony hardware and software. The Commander call control system is capable of handling thousands of call transactions per hour and provides correctional facility officials with effective tools to manage and control inmate telephone calls using the Commander system software.

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

      The existing Commander system is ported to support multiple vendors' equipment, which makes the product more flexible in its operation and also pricing. We are developing Commander's investigative software to provide a single repository for storing call records, recordings and other documents related to a specific case or investigation.

MinuteMan

      The MinuteMan product, which is also built on our BubbleLink technology, is a complete turnkey system. MinuteMan provides PSTN interface, card databases, IVR and SMDR collection. The MinuteMan is designed for smaller pre-paid card vendors that want to break free from the resale only mode of the card business.

Aquifer

      Aquifer is a software architecture that provides users the ability to develop and manage applications in a secure distributed computing environment. Aquifer has been used in developing several applications within the Department of Defense. Aquifer's security system is certified by the Department of Defense.

      We plan to combine Aquifer's secure development platform with the transaction processing capabilities of BubbleLink. We believe the products' synergies will provide an end to end solution for secure communications.

PRODUCT DEVELOPMENT

      We continue to refine our core BubbleLink software technology. The BubbleLink software provides a hosting platform for real-time transaction and processes. The BubbleLink technology supports our existing Commander family of inmate products and the MinuteMan pre-paid card system. Management believes the addition of Aquifer to our product offerings gives us greater flexibility with product design and will help keep our business competitive.

GOVERNMENT CONTRACTS

      Virtually all of SMEI's revenues are dependent upon continued funding of the United States government agencies that we serve. SMEI's revenues from U.S. government customers represented approximately 71% of our consolidated revenues for the twelve months ended December 31, 2005. Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

      U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government's requirements. In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts or failure by Congress to make sufficient appropriations to the relevant agencies could have a material adverse effect on our operating results.

SALES AND MARKETING

      We employ a direct sales team to market our products to IT organizations, systems integrators and IP carriers. Our direct sales team services both commercial and government accounts.

RESEARCH AND DEVELOPMENT

      Our research efforts are focused on adapting new technologies to current and potential products. Efforts in research cover new techniques in software development and component technologies. We are continuously redesigning and updating our existing products to integrate the latest technologies. As we expand our products in existing markets and make initial steps into new markets, increases in research expenditures will become necessary.

INTELLECTUAL PROPERTY

      In June 1998, we were granted a patent (Patent No. 5,768,355) from the U.S. Patent and Trademark Office on a three-way call detection system.

      On December 21, 2004 the United States Patent and Trademark Office issued trademark serial number 78326540 for the name "Aquifer." SMEI has not yet received the Certificate of Registration.

      No assurance can be given as to the scope of any patent protection. Science Dynamics believes that rapid technological developments in the communications and IT industries may limit the protection afforded by its patents. Since our patents precisely define the parameters of their technology, that information may allow competitors to modify the technology in order to circumvent the original patent. Accordingly, we believes that our success is dependent on its engineering competence, service, and the quality and economic value of products.

CUSTOMER SUPPORT

      Our technical support staff provides telephone support to customers using a computerized call tracking and problem reporting system. We also provide initial installation and training services for our products. We have instituted an annual maintenance contract which entitles customers to software updates, technical support and technical bulletins.

COMPETITION

Call Control Products:

      Although the regional carriers that we serve only account for a small percentage of the inmate market, the competitive landscape is more favorable to us. Key equipment providers that compete with us in this market are Omni Phone and Radical. Both companies manufacture call control systems for this market. Our key competitive advantage in this market is the features our technology provides and our 3-way call detection.

Technology Services:

      As a company offering Information and Communication Technology services, our services market is fragmented and highly competitive. We face competition from companies providing IT outsourcing and business process outsourcing solutions. We also compete with software vendors in the .NET Web Application Services Platform market. Potential competitors of SMEI's Aquifer software include:

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

      We believe that the Aquifer platform offers more comprehensive features and that on this basis Aquifer has a marketing and performance advantage over competing products. SMEI believes that its Aquifer DOD certified and accredited security technology not only creates an advantage over competitors, but also creates a strong barrier to entry. The following chart demonstrates the competitive features in Aquifer and those features currently available from the above competitors.

APPLICATION SERVICE                                     AQUIFER      KINITOS      OBJECTWARE
-------------------                                     -------      -------      ----------
Configuration Management                                Yes          Yes          Yes
Data Access                                             Yes          No           Yes
DITSCAP Approved Security                               Yes          No           No
Active Directory Support                                Yes          No           No
Event Management                                        Yes          Yes          No
User, Account and Application Management                Yes          No           No
Management Console                                      Yes          No           No
Execute multiple applications per client instance       Yes          Yes          No
Multi-platforms (e.g., Win 32, Win CE)                  Yes          N/A          N/A
Performance Management                                  Partner      No           No

GOVERNMENT REGULATION

      The Federal Communications Commission requires that some of our products meet Part 15 and Part 68 of the Code of Federal Regulations. Part 15 (subpart B) deals with the suppression of radio frequency and electro-magnetic radiation to specified levels. Part 68 deals with protection of the telephone network. Other than Federal Communication Commission requirements, our business is not subject to material governmental regulation. Because all of the components used in our equipment are purchased from other suppliers their components have already satisfied FCC requirements. As a result FCC regulation does not impact our product. There also are no relevant environmental laws that require compliance by us that may have a material effect on the normal operations of our business.

EMPLOYEES

      As of March 31, 2006, we had 27 full time employees and one part time employee. We supplement full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

      We lease a 3,000 square foot office in an industrial park in Pennsauken, New Jersey. This space is also used to test our products and for other corporate activities. Our lease began June 1, 2003 and is for a term of three years at $2,812 per month.

      SMEI leases a facility located at 12100 Sunset Hills Road, Reston, Virginia 20191. The facility is comprised of 7,072 square feet of office space. The lease is pursuant to a Lease Agreement dated October 1, 2005. The lease commenced October 1, 2005 and ends September 30, 2007. SMEI currently pays $16,501 per month under the lease. The lease is for two years with one two-year renewal at the then current market rate with current market escalators.

ITEM 3. LEGAL PROCEEDINGS.

      We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

                         Fiscal 2006        Fiscal 2005           Fiscal 2004
                     ------------------- --------------------- ---------------
Fiscal Quarter       High       Low      High         Low      High     Low
-------------------- ---------- -------- ------------ -------- -------- ------

First Quarter        $0.11      $0.04    $0.16        $0.05    $0.25    $0.08
Second Quarter       ---        ---      $0.15        $0.08    $0.27    $0.09
Third Quarter        ---        ---      $0.14        $0.06    $0.13    $0.05
Fourth Quarter       ---        ---      $0.11        $0.05    $0.09    $0.05

      The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

      As of March 31, 2006, we had 89,715,698 outstanding shares of common stock held by approximately 276 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

      We have not declared any dividends to date. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as we intend to use earnings, if any, to generate growth. The payment of dividends, if any, in the future, rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and our financial condition, as well as other relevant factors. There are no restrictions in our Certificate of Incorporation or By-laws that restrict us from declaring dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended December 31, 2005 and through the quarter ended March 31, 2006 we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act").

      On February 10, 2005, we amended the conversion price of each of the outstanding convertible term notes held by Laurus Master Fund, Ltd. to a fixed conversion rate of $0.05. On February 11, 2005, Laurus Master Fund, Ltd. converted $547,988.78 principal amount of convertible term notes and $223,447.28 of interest on such convertible term notes into an aggregate of 15,428,722 shares of common stock. As a result of the conversion by Laurus Master Fund, Ltd. of the term notes, all amounts outstanding under the term notes were re-paid in full. In consideration for the amendment to the conversion rate of the term notes held by Laurus Master Fund, Ltd. and the conversion by Laurus Master Fund, Ltd. of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 issued in the face amount of $1,000,000 by the Company to Laurus was also satisfied. These stock issuances were exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      In connection with the acquisition of Systems Management Engineering, Inc., we entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. for the sale of a $2,000,000 principal amount secured convertible term note and a common stock purchase warrant to purchase 6,000,000 shares of common stock at a price of $.10 per share. The sale of the secured convertible term note and the warrant were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

      On February 14, 2005, as partial consideration for the acquisition of 86% of the outstanding common stock of Systems Management Engineering, Inc., we issued an aggregate of 16,553,251 shares of common stock to twelve accredited investors. These issuances were exempt from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

      During May 2005, we issued an aggregate of 3,070,000 shares of common stock as follows: (1) 1,000,000 shares were issued to Dr. Greary; (2) 1,500,000 shares were issued to Inverbrass Ltd.; and (3) 570,000 shares were issued to Calabash Consultancy, Ltd. The total value of theses shares was $275,424 and was for repayments for services accrued for in the Company's financials. These issuances were exempt from registration under Section 4(2) of the Securities Act.

      All of the above unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. Except as expressly set forth above, the individuals and entities to whom we issued securities are unaffiliated with us. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the above security holders who were not our executive officers represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

      Science Dynamics Corporation was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering technologically advanced telecommunication solutions for over twenty-five years.

      The past year was critical in making the transition from an inmate telephony company to an information and communications technology company providing advanced technological solutions to government and commercial markets. Acquiring Systems Management Engineering, Inc., a Virginia corporation ("SMEI") early in the year was instrumental in enabling us to significantly expand our proprietary technology and technical expertise in information and communications technology.

      During the first quarter of 2005 we completed the acquisition of 86% of SMEI. SMEI provides proprietary software and technology services to the federal government, primarily the Department of Defense. The acquisition is consistent with management's strategy to diversify our software solutions into a broader market base.

      We have completely and successfully integrated SMEI and SciDyn operations. We are already realizing SG&A synergies between the two organizations and anticipate further benefits throughout 2006. Most importantly, the acquisition enabled us to leverage the capabilities of both companies in product development and customer reach which we believe, combined with the cost efficiencies, moves us closer to profitability.

      We expect SciDyn to be EBITDA positive in Q1 of 2006. We have increased our contractual engagements with the federal government from task-based contracts to multi-year contracts. Our contract backlog, subject to available government funding, has increased to over $16 million. We have made significant progress in strengthening the balance sheet and intend to continue our refinancing efforts. As further describe under Liquidity and Capital Resources below, we are also looking to access capital that minimizes shareholder dilution and can be managed with an eye on the Company's cash flow.

      On November 21, 2005 we successfully renegotiated the terms of an outstanding secured convertible term note held by Laurus Master Fund, Ltd. and realized significant savings. In addition to deferring over $420,000 in past due principal payments, we were also able to waive almost $260,000 in interest owed and eliminate $600,000 in potential penalties. In addition, we established a line of credit with Presidential Financial to provide us with working capital as needed to grow the software solutions business.

      We were encouraged by the $4,235,269 in revenues we realized in 2005, an increase of 163% over the previous year. We believe this top-line growth underscores the success of our acquisition strategy and highlights the positive contribution made by SMEI. Our priorities in 2006 are to further ramp up sales, integrate accretive acquisitions and improve the bottom line.

      We intend to expand our sales efforts both within the federal software solutions space and commercial accounts. Our team is driven to increase shareholder value through both organic growth and acquisitions throughout the year. With regards to our acquisition strategy, we will continue to pursue profitable companies with proprietary products and services we can sell to our existing customers and which have synergies with our existing business.

FISCAL YEAR ENDED 2004 - RESTATEMENT:

      The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, have been bifurcated from host instruments and, in all instances; derivative financial instruments have been recorded as liabilities and are carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company's control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis.

      The Fair Value adjustments included in the restated consolidated statement of operations for the year ended December 31, 2004 had the net affect of ($285,921) additional expense which adjusted the originally reported Net Loss of ($481,178) to a restated Net Loss of ($767,099). (See Note 13 of the Financial Statements for a more detailed analysis).

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 21, 2004

      The following tables set forth income and certain expense items as a percentage of total revenue:

                                                          For the Years Ending December 31,
                                                          ---------------------------------
                                                                                   2004
                                                             2005            ("As Restated")
                                                             ----            ---------------
               Sales                                     $4,235,269            $1,609,717

               Net Loss                                  $(863,103)            $(767,099)

               Net Loss Per Share                           $(0.01)               $(0.02)

                                                   OPERATING EXPENSES                  PERCENT OF SALES
                                                   ------------------                  ----------------
                                                 2005              2004             2005              2004
                                                 ----              ----             ----              ----
Cost of Sales                                  $2,273,764         $344,951          53.7%             21.4%

Research & Development                            431,021          304,160          10.2%             18.9%

Selling, General & Administrative               2,537,365        1,503,422          59.9%             93.4%

Total Operating Costs and Expenses             $5,242,150       $2,152,533         123.8%            133.7%

      Sales for the fiscal year ended December 31, 2005 increased to $4,235,269 from $1,609,717 for the prior year ended December 31,2004, representing an increase of $2,625,552, or 163%. Sales in the 2005 period attributable to the SMEI acquisition during the first quarter of 2005 were $3,011,227. Excluding the SMEI sales, revenues from technology products for 2005 were $1,224,042 compared to $1,194,717 in 2004. The technology product revenues were predominantly derived from the Commander Product Lines. Included in 2004 technology product sales were revenues associated with a "one-time" software development contract with Evercom totaling $415,000 and a sale of the Company's 3-way calling software license to T-Netix for $200,000. Technology Service's revenue increased to $3,011,227 from $415,000 prior year mainly attributable to the SMEI acquisition early 2005.

      Cost of Sales for the fiscal year ended December 31, 2005 increased to $2,273,764 from $344,951 for the prior year ended December 31, 2004. Cost of sales included in the 2005 period related to the SMEI acquisition were $1,834,281. Excluding SMEI, cost of sales as a percentage of revenues for technology products increased to 36% from 21% in 2004. The increase was mainly due to the prior year including the higher margin contribution from the Evercom and T-Netix sales. Excluding the effects of Evercom and T-Netix, Gross Margin as a percent of revenues for technology products have consistently ranged from 65% to 70%. Gross Margins for Technology Services run in the low to mid 50% range. Technology Service's cost of sales increased to 1,834,281 from $78,750 prior year mainly attributable to the SMEI acquisition early 2005.

      Research and Development Expenses increased to $431,021 for the fiscal year ended December 31, 2005 from $304,160 in the year ended December 31, 2004, representing an increase of $126,861, or 42%. The increase is attributable to the hiring of additional engineering staff. The company temporarily increased engineering staff as we transitioned our revenue base from primarily products to a mix of both products and services. Now that we have completed our transition, engineering staffing levels are comparable to 2004 levels. Management believes that continual enhancements of the Company's products will be required to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

      Selling, General and Administrative Expenses ("SG&A") consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions and marketing, and facilities costs. For the year ended December 31, 2005, SG&A increased to $2,537,365 from $1,503,422 for the prior year ended December 31, 2004, representing an increase of $1,033,943, or 68.7%. Included in 2005 was $1,229,317 attributable to the SMEI acquisition. Excluding SMEI, SG&A expenses decreased by $195,374. The decrease was primarily attributable to cost cutting measures implemented in the first quarter of 2005. The cost cutting measures primarily included reductions in administrative staffing.

      Interest Expense consists of interest paid and accrued on outstanding convertible notes, notes payable, interest due on loans from stockholders. Interest expense decreased to $509,007 for the year ended December 31, 2005 from $614,955 for the prior year ended December 31, 2004. Included in interest expense for 2005 was $154,201 related to derivative accounting of the 2005 Laurus Convertible Note The derivative interest expense arises from amortizing to the face or redemption value (using the effective interest method) the discounted value of the host debt instrument. Included in interest expense for 2004 was $331,215 related to the derivative accounting for certain convertible notes issued to Laurus Master Fund, Ltd. during 2001. Excluding the effects of the derivative expense, interest costs increased by $71,066. The increase in 2005 was primarily due to higher average borrowings compared to 2004 combined with an increase in the weighted average interest rate. The amount of convertible debt increased from $1,400,000 in 2004 to $2,000,000 in 2005. During 2005, the interest rate, which is tied to Prime, increased from 8% to 10%.

      Finance Expense in the twelve months ended December 31, 2005 was $26,979, compared to $66,847 for the twelve months ended December 31, 2004. Finance expense in 2005 consisted of the investment banking fees incurred with raising the 2005 Laurus Convertible in February, 2005. The 2004 financing fees were in connection with our 2003 Laurus. The total financing fees incurred in 2005 of $92,500 were charged to deferred financing fees and are being amortized over the three year term of the note.

DISCONTINUED OPERATIONS

      On September 1, 2004, the Company sold all of its tangible and intangible assets that were used in its audio and visual systems integration business, including: (a) all related intellectual property; (b) all fixed assets; (c) all customer lists; and (d) the goodwill associated therewith; all free and clear of any security interests, mortgages and other encumbrances. The assets sold were valued by the Company at $812,452, which included $250,498 of goodwill. In consideration for the assets sold under the Agreement, Modern Mass Media Group, Inc. (The Purchaser) assumed liabilities amounting to $1,097,762. The Company recorded a gain on the sale of $285,310.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased to $53,997 at December 31, 2005 from $192,681 at December 31, 2004. Net cash provided by operating activities was $165,844 for the twelve months ended December 31, 2005 compared to net cash used for operating activities of $327,611 in the corresponding twelve months ended December 31, 2004. This consisted of a net loss of $863,103 favorably offset by non-cash (depreciation & amortization) expense of $164,515. The net loss of $863,103 included non-cash income totaling $463,706 consisting of $370,027 of derivative income related to a convertible note issued to Laurus Master Fund, Ltd. during 2005 and $93,679 of minority interest income. Changes in operating assets and liabilities consisted of: a decrease in our accounts receivable of $535,754, a decrease in inventory of $44,969, an increase of $79,210 in other assets, an increase in Accounts Payable and accrued expenses of $489,745 and an increase in customer deposits of $150,199. The decrease in receivables of $535,754 was mainly due to a higher than normal customer receivables for SMEI at the date of acquisition (February 14, 2005). The increase in accounts payable and accrued expenses of $489,745 mainly consisted of accruals made for unpaid officer compensation plus an increase in SMEI's payables from the date of acquisition as a result of higher subcontractor costs incurred in the fourth quarter of 2005.

      Net cash used in investing activities was $1,662,018 for the twelve months ended December 31, 2005. This consisted primarily of the cash component of the SMEI purchase of $1,655,325. The lack of investing in capital equipment is consistent with our anticipated budgetary restraints.

      Net cash provided by financing activities was $1,357,490 for the twelve months ended December 31, 2005 compared to $499,260 in the corresponding twelve months ended December 31, 2004. In connection with the acquisition of SMEI, we entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. for the sale of a $2,000,000 principal amount secured convertible term note and a common stock purchase warrant to purchase 6,000,000 shares of common stock at a price of $.10 per share, which provided net proceeds of $1,867,500. This was offset in part by a net reduction in other short term borrowings totaling $510,010. The net reduction in other short term borrowings consisted of a reduction in the outstanding balance on our accounts receivable credit facility of $422,149 and the pay-off of our term note facility with United Bank for $131,250 which were offset in part by a net increase in stockholder/officer loans and other short term borrowings of $43,389. The revolving credit facility is based on the accounts receivable of the Company's "SMEI" operating subsidiary.

      On November 7, 2005 The Company closed on a $1,000,000 Revolving Line of Credit with Presidential Financial Group. The new Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured primarily by the Company's operating subsidiary's (SMEI's) accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line is charged at the prime rate plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge is assessed at a rate of 1.00% of the average daily loan balance. As of December 31, 2005, the outstanding loan balance on the line was $202,851.

      The $2,000,000 secured convertible term note sold to Laurus Master Fund, Ltd. in February 2005 has a term of three years and is due and payable, with annual interest at a rate equal to the prime rate plus 3%, but has a floor not less than 8%, unless sooner converted into shares of our common stock. Our obligations under the secured convertible term note and warrants are secured by a lien against all of our assets and also by a pledge of the stock the we own in our subsidiaries. During June 2005 we defaulted on the convertible note caused by our failure to pay principal and interest due and because we did not timely file the required registration statement to register the resale of the common stock issuable pursuant to the secured convertible term note and pursuant to the related warrants. On November 21, 2005, the Company signed an amendment and waiver with Laurus waiving each event of default through November 1, 2005. As consideration of the waiver, the Company issued to Laurus a seven year warrant to purchase 3,000,000 shares of common stock with an exercise price of $0.075 per share (the "Additional Warrant"). The Company further agreed to file a registration statement to register the shares of common stock that may be issued upon exercise of the Additional Warrant within 90 days of the date of the waiver. The amendment and waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant.

      As of the date of this filing, the Company is in default on principal and interest payments on the secured convertible term note because we failed to pay principal and interest due to date and because the required registration statement was not declared effective by May 12, 2005. We withdrew the required registration statement on March 28, 2006 because we intend to pay all amounts due under the secured convertible term note with cash. We are currently in negotiations with Laurus to pay all debt owed to Laurus in cash. We are currently negotiating with accredited investors to provide the sufficient equity financing to retire all debt owed to Laurus.

      Additional interest in the amount of 2% per month is accruing on all outstanding obligations under the secured convertible term note and will continue to accrue until the default is cured or waived. Because of the default, Laurus Master Fund, Ltd. is entitled to declare all sums owing to it under the secured convertible term note immediate due and payable. As a result of our default, Laurus Master Fund, Ltd. has the right to payment of 130% of the outstanding principal, interest and any fees under the secured convertible term note. In addition, because of our default, Laurus Master Fund, Ltd. has the right to take immediate possession of all of the items in which it has a security interest, including all of our assets, all of the assets of our subsidiaries including SMEI, and all of the capital stock that we own in each of our subsidiaries. Pursuant to the terms of the secured convertible term note and the warrant, Laurus Master Fund, Ltd. agreed that it may not convert and/or exercise such note and warrant if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock. However, since we are in default of the secured convertible term note, Laurus Master Fund, Ltd. has the right to void this limitation. As of April 17, 2006, the total accrued principal, interest and fees in arrears on the secured convertible term note was approximately $432,424, comprised of monthly principal payments totaling $242,424 which were required to be paid in cash effective January 1, 2006 and interest and fees accrued totaling approximately $190,000. Management is currently in negotiations with Laurus Master Fund, Ltd. to either renegotiate the terms of or refinance the senior convertible term note. If we are not successful at either renegotiating or refinancing the secured convertible term note, Laurus Master Fund, Ltd. may, among other things, declare all sums owing to it under the secured convertible term note immediately due and payable and it may take immediate possession of all of our assets and all of the assets of our subsidiaries, including SMEI.

      To date, the cash requirements for funding our operations have greatly exceeded cash flows from operations. At December 31, 2005, we had $53,997 in cash and cash equivalents. Current liabilities totaled $5,351,663 which greatly exceeded current assets of $956,882. To date, we have satisfied our capital needs primarily through debt and equity financing and through officer loans. We have successfully negotiated payment arrangements with the larger trade creditors. Included in and classified as current liabilities as of December 31, 2005 were outstanding debt balances owed on convertible notes with the Laurus and Keschet Funds totaling $2,304,924, inclusive of any associated derivative liabilities (See Notes 9a and 9b of the Financial Statements for a description of the terms on the Laurus and Keschet financings). As described above, the Company is currently in default on these convertible debentures as of the date of this filing. It should also be noted that included in current liabilities is approximately $800,000 due shareholders and officers in the form of loans and accrued compensation. Going forward, the Company recognizes that it will not have sufficient liquidity to support the debt service (Principal Repayments and Interest) on its convertible notes, which approximates $900,000 annually. Given the above, management estimates that it will need at least $2,500,000 of equity financing to refinance the convertible debt and provide additional working capital to support operations moving forward. Accordingly, the Company's management is actively engaged in negotiating equity based financing and is currently in discussions with Laurus to renegotiate the terms of its existing debt facilities. With the $2,500,000 financing in place, management believes that the Company's anticipated cashflows from operations and its availability on the Accounts Receivable Credit Facility together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months.

      Our anticipated revenue and cash flow projections are subject to many uncertainties and cannot be assured. Our cash requirements include increasing inventory for long lead items, payment of current and old payables. As mentioned above, we are actively engaged in negotiating equity based financing through private placements to accredited investors. Currently, we do not have any commitments for such financing and there is no assurance that we will be successful in obtaining such funds. If we cannot obtain additional financing in the time frame required, we may be forced to discontinue operations.

      Below is a more complete description of the material terms of our February 2005 financing with Laurus Master Fund, Ltd.

      On February 10, 2005, we amended the conversion price of each of our outstanding convertible term notes held by Laurus Master Fund, Ltd. to a fixed conversion rate of $0.05. On February 11, 2005, Laurus Master Fund, Ltd. converted $547,988.78 principal amount of convertible notes and $223,447.28 of interest on such convertible notes into an aggregate of 15,428,722 shares of our common stock. As a result of the conversion by Laurus Master Fund, Ltd. of the term notes, all amounts outstanding under the term notes were re-paid in full. In consideration for the amendment and the conversion by Laurus Master Fund, Ltd. of the term notes, $550,762.95 of outstanding principal and accrued and unpaid interest on a convertible note dated March 31, 2003 issued in the face amount of $1,000,000 to Laurus Master Fund, Ltd. was satisfied. As a result of the foregoing transactions, $1,322,199.01, representing all outstanding debt to Laurus Master Fund, Ltd. (except as set forth below) was re-paid.

      Subsequent to the above transactions, on February 14, 2005, pursuant to a Securities Purchase Agreement dated February 11, 2005, we sold Laurus Master Fund, Ltd. a $2,000,000 principal amount secured convertible term note and a warrant to purchase 6,000,000 shares of our common stock for gross proceeds of $2,000,000. We may only use such proceeds for (i) general working capital purposes, (ii) acquiring no less than 80% of the equity interests of SMEI, and
(iii) the acquisition of 100% of the remaining equity interests of SMEI pursuant to a transaction in form and substance reasonably satisfactory to Laurus Master Fund, Ltd.

      The $2,000,000 secured convertible term note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%. Interest is calculated on the last day of each month until the maturity date (each a "Determination Date"). Subject to the following adjustment to the interest rate, the interest rate shall not be less than 8%. If (i) we have registered the resale of the shares issuable upon conversion of the note and upon exercise of the warrant on an effective registration statement with the Securities and Exchange Commission, and (ii) the market price of our common stock for the five trading days immediately preceding a Determination Date exceeds the then applicable fixed conversion price by at least 25%, then the interest rate for the succeeding calendar month shall automatically be reduced by 200 basis points, or 2%, for each incremental 25% increase in the market price of the common stock above the then applicable fixed conversion price.

      Interest is payable on the note monthly in arrears commencing March 1, 2005 and on the first business day of each consecutive calendar month thereafter until the maturity date, February 11, 2008 (each a "Repayment Date"). Amortizing payments of the aggregate principal amount outstanding under the note must begin on June 1, 2005 and recur on the first business day of each succeeding month thereafter until the maturity date (each an "Amortization Date"). Beginning on the first Amortization Date, we must make monthly payments to Laurus Master Fund, Ltd. on each Repayment Date, each in the amount of $60,606.06, together with any accrued and unpaid interest to date on such portion of the principal amount plus any and all other amounts which are then owing under the note, the purchase agreement or any other related agreement but have not been paid (collectively, the "Monthly Amount"). Any principal amount that remains outstanding on the maturity date is due and payable on the maturity date.

      If the Monthly Amount (or a portion of the Monthly Amount if not all of the Monthly Amount is converted into shares of common stock) is required to be paid in cash, then we must pay Laurus Master Fund, Ltd. an amount equal to 102% of the Monthly Amount due and owing on the Repayment Date in cash. If the Monthly Amount (or a portion of the Monthly Amount if not all of the Monthly Amount is converted into shares of common stock) is required to be paid in shares of common stock, the number of such shares to be issued to Laurus Master Fund, Ltd. on such Repayment Date (in respect of such portion of the Monthly Amount converted into in shares of common stock), shall be the number determined by dividing (x) the portion of the Monthly Amount converted into shares of common stock, by (y) the then applicable fixed conversion price. The fixed conversion price of the note is $0.10 per share, subject to adjustment for subsequent lower price issuances, as well as customary adjustment provisions for stock splits, combinations, dividends and the like.

      Laurus Master Fund, Ltd. is required to convert into shares of common stock all or a portion of the Monthly Amount due on each Repayment Date according to the following guidelines (the "Conversion Criteria"): (i) the closing price of the common stock as reported by Bloomberg, L.P. on the Repayment Date shall be greater than or equal to 115% of the fixed conversion price and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the common stock for the 22-day trading period immediately preceding the applicable Repayment Date. If the Conversion Criteria are not met, Laurus Master Fund, Ltd. must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus Master Fund, Ltd. has not been able to convert into shares of common stock due to failure to meet the Conversion Criteria, must be paid in cash at the rate of 102% of the Monthly Amount otherwise due on such Repayment Date, within three business days of the applicable Repayment Date.

      The warrant is exercisable at a price of $0.11 per share from the issue date through the close of business on February 11, 2012. Upon exercise of the warrant, payment may be made by Laurus Master Fund, Ltd. either (i) in cash or by certified or official bank check equal to the applicable aggregate exercise price, (ii) by delivery of the warrant, or shares of common stock and/or common stock receivable upon exercise of the warrant, or (iii) by a combination of any of the foregoing methods. The exercise price of the warrant is subject to adjustment for stock splits, combinations, dividends and the like.

      In order to secure payment of all amounts due under the note, as well as our other obligations to Laurus Master Fund, Ltd.: (i) we granted Laurus Master Fund, Ltd. a lien on all of our assets and also on all assets of our subsidiaries; (ii) we pledged all of the capital stock that we own of each of our subsidiaries; and (iii) each of our subsidiaries executed a guaranty of such obligations.

      Pursuant to the terms of a registration rights agreement, we agreed to include the shares of common stock issuable upon conversion of the note and upon exercise of the warrant in a registration statement under the Securities Act of 1933 to be filed not later than March 13, 2005 and to use our reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. Since we have not met these deadlines, we are required to pay liquidated damages to Laurus Master Fund, Ltd. in cash equal to 2% for each 30-day period (prorated for partial periods) on a daily basis of the original principal amount of the note.

OFF-BALANCE SHEET ARRANGEMENTS

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

      Basis of Financial Statement Presentation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have generated significant losses and are unable to predict profitability for the future. These factors indicate that our continuation, as a going concern is dependent upon our ability to obtain adequate financing. We plan to address the going concern by replacing debt with equity and continuing to grow our business with profitable sales both organically and through acquisitions.

      As discussed in Note 5 to the accompanying financial statements, on September 1, 2004, we sold substantially all of the tangible and intangible assets that were used in our audio and visual systems integration business. Accordingly, the financial condition and results of the operations of the audio visual division segment have been reflected as discontinued operations for all periods.

      Principles of Consolidation. The consolidated financial statements include the accounts of Science Dynamics Corporation and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where our ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which we have significant influence but not a controlling interest are carried on the equity basis.

Major Customers. With the SMEI acquisition closed in February 2005, 0ur primary "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 71% of total sales in 2005. Two customers accounted for 41% of our sales in the 2004 period.

ITEM 7. FINANCIAL STATEMENTS.

      All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

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

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

      The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

--------------------------------------------------------------------------------
             Name        Age                            Position
             ----        ---                            --------
Paul Burgess              41     President, Chief Executive Officer and Director
Joe Noto                  47     Chief Financial Officer
Eric D. Zelsdorf          40     Chief Technology Officer and Director
Herbert B. Quinn          69     Director
Robert E. Galbraith       62     Director
--------------------------------------------------------------------------------

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

      Paul Burgess, President, Chief Executive Officer and Director. From March 1, 2003 until February 14, 2005, Mr. Burgess was our Chief Operating Officer. As of February 9, 2005, Mr. Burgess was appointed our President and Chief Executive Officer. On February 14, 2005, Mr. Burgess was appointed a member of our Board of Directors. From January 2000 to December 2002, Mr. Burgess was President and Chief Financial Officer of Plan B Communications. Prior to Plan B Communications, Mr. Burgess spent three years with MetroNet Communications, where he was responsible for the development of MetroNet's coast to coast intra and inter city networks. Mr. Burgess was also influential in developing the operations of MetroNet during the company's early growth stage. Prior to joining MetroNet, Mr. Burgess was with ISM, a company subsequently acquired by IBM Global Services, where he was responsible for developing and deploying the company's distributed computing strategy.

      Joe Noto, Chief Financial Officer. From 2002 to 2005, Mr. Noto was Corporate Controller/Chief Financial Officer of Spectrotel, Inc. (formerly Plan B Communications). From 2000 to 2002, Mr. Noto was Director of Finance/Chief Financial Officer of Pivotech Systems, a communications software start-up Company backed with Venture Capital financing from lead investor, Optical Capital Group. Mr. Noto is a Certified Public Accountant of New Jersey and is a member of the American Institute of CPA's and the New Jersey Society of CPA's.

      Eric D. Zelsdorf, Chief Technology Officer and Director. Mr. Zelsdorf founded SMEI in 1997 and since then he has been the Chief Technology Officer, President and a Director of SMEI. Mr. Zelsdorf has led SMEI since its inception and currently advises clients as well as industry standards groups on the implementation of secure Web services and enterprise architecture and integration. From 1992 to 1997, Mr. Zelsdorf was Vice President and Chief Technology Officer for ECG, Inc.

      Herbert B. Quinn, Director. Mr. Quinn has been Chairman and Chief Executive Officer of SMEI since 1998 when he led the merger of Energy and Environmental Technologies into SMEI. Mr. Quinn is a retired Army Brigadier General, former Senior Executive for the EPA and a registered Professional Engineer.

      Robert E. Galbraith, Director. Mr. Galbraith is currently a consultant to firms seeking innovative technical solutions in the security marketplace. Areas in which Mr. Galbraith have consulted include: data encryption, internet telephony (VoIP), intelligent data recording, secure local and wide area network solutions, physical security and biometric security. Prior to consulting, Mr. Galbraith was President, owner and technical administrator of Secure Engineering Services, Inc. ("SESI") from its inception in 1979 until the firm was sold in 1996. During this period, SESI provided services and equipment to the U.S. Forces and NATO component Forces in Europe. Clients included the U.S. Army, Navy and Air Force, the SHAPE Technical Center, Euro Fighter Program, Sandia Labs, JPL, MITRE and NATO programs.

BOARD COMPOSITION

      At each annual meeting of stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors. There were no board meetings during the fiscal year ended December 31, 2005.

AUDIT COMMITTEE FINANCIAL EXPERT

      We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B. We have not been able to identify a suitable nominee to serve as an audit committee financial expert.

CODE OF ETHICS

      We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on April 9, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Paul Burgess, Science Dynamics Corporation, 7150
N. Park Drive, Suite 500, Pennsauken, N.J. 08109. Our telephone number is (856) 910-1166. The Company is in the process of building a section of its website at www.scidyn.com where the Code of Ethics will be available to investors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:


                                                 Number              Transactions not   Known failures to
Name and Relationship                            of late reports     timely reported    file a required form
---------------------                            ----------------    ---------------    --------------------
Joe Noto, Chief Financial Officer                         0                   0                  1
Eric D. Zelsdorf, Chief Technology
          Officer and Director                            0                   0                  1
Herbert B. Quinn, Director                                0                   0                  1
Robert E. Galbraith, Director                             2                   0                  0

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                                            ---------------------------------------
                                              Annual Compensation                      Awards               Payouts
                                      -----------------------------------   ----------------------------    -------
                                                                  Other                     Securities                   All
                                                                 Annual     Restricted      Under-lying                 Other
          Name and                                               Compen-    Stock Award(s)  Options/        LTIP       Compen-
     Principal Position       Year     Salary($)   Bonus($)     sation($)   ($)              SARs(#)      Payouts($)    sation($)
--------------------------------------------------------------------------------------------------------------------------------
Alan C. Bashforth,            2005       -0-          -0-     $ 75,000 (2)      -0-         6,000,000        -0-         -0-
     Former President and     2004       -0-          -0-     $240,000 (2)      -0-         2,000,000        -0-         -0-
     Former Chief Executive   2003       -0-          -0-     $240,000 (2)      -0-            -0-           -0-      $75,000 (3)
     Officer (1)

Paul Burgess,
     President, Chief         2005   $220,833 (4)     -0-         -0-           -0-         6,000,000        -0-         -0-
     Executive  Officer       2004   $175,000         -0-         -0-           -0-         2,000,000        -0-         -0-
     and Director             2003   $145,833         -0-         -0-           -0-         2,000,000        -0-         -0-

Joe Noto,
     Chief Financial Officer  2005   $120,967         -0-         -0-           -0-         2,000,000        -0-         -0-

Herb Quinn, Director          2005       -0-          -0-     $125,000 (5)      -0-           100,000        -0-      $ 5,000

Eric Zelsdorf, Chief          2005   $146,667         -0-         -0-           -0-            -0-           -0-         -0-
     Technology Officer

      (1)   Mr. Bashforth resigned from all positions on July 14, 2005.

      (2) Consulting fees earned by Calabash Consulting LTD, of which Mr. Bashforth is the principal executive officer and owner. As of December 31, 2005, $75,000 of consulting compensation remains unpaid and accrued for. The total amount including expense reimbursements owing and accrued for as of December 31, 2005 in accordance with the July 14, 2005 amendment (described below under "Employment Agreements") was $125,000.

      (3) Consultancy fee paid to Calabash Consulting LTD pursuant to 2002 contract.

      (4) Of Mr. Burgess' $220,833 compensation for 2005, $184,375 remains unpaid and has accrued.

      (5) In accordance with Mr. Quinn's consulting agreement (described below under "Employment Agreements"), $125,000 of consulting fees were earned as of December 31, 2005. Of this amount, $62,500 remains unpaid and has accrued.

                               OPTIONS GRANT TABLE

      The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. We did not have during such fiscal year any plans providing for the grant of stock appreciation rights ("SARs").

                      Option/SAR Grants in Last Fiscal Year

----------------------------------------------------------------------------------------------------------------------

                                                                                    Potential
                                                                               Realizable Value at
                                                                                  Assumed Annual
                                                                                  Rates of Stock      Alternative to
                                                                                Price Appreciation     (f) and (g):
                              Individual Grants                                  for Option Term     Grant Date Value
-----------------------------------------------------------------------------   -----------------    -----------------
           (a)                  (b)           (c)         (d)        (e)         (f)        (g)            (h)
                                         % of Total
                            Number of    Options/
                            Securities   SARs
                            Underlying   Granted to    Exercise
                            Options/     Employees     or Base                                          Grant Date
                            SARs         in Fiscal     Price      Expiration                             Present
           Name             Granted (#)  Year          ($/Sh)     Date         5%($)     10%($)        Value ($)(1)
----------------------------------------------------------------------------------------------------------------------
Alan C Bashforth            6,000,000         36.9%       0.10        2012     ---        ---             $480,000
Paul Burgess                6,000,000         36.9%       0.10        2015     ---        ---             $480.000
Joe Noto                    2,000,000         12.3%       0.10        2015     ---        ---             $160,000

(1) The value shown was calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, we used the following assumptions: (a) expected volatility of approximately 99%; (b) risk-free rate of return of approximately 4.88%;
      (c) no dividends payable during the relevant period; and (d) exercise at the end of a five year period from the date of grant.

Aggregate Option Exercises and Fiscal Year-End Option Values

      The following table sets forth information with respect to the named executive officers concerning the year-end value of in-the-money options and the value of unexercised options as of December 31, 2005. No options were exercised by the named executive officers during the fiscal year ended December 31, 2005.

---------------------------------------------------------------------------------------------------------------
                                                                       Number of
                                                                       securities              Value of
                                                                       underlying              unexercised
                                                                       unexercised             in-the-money
                                                                       options/SARs at         options/SARs
                                                                       FY-end (#)              at FY-end ($)
                                   Shares acquired on       Value      Exercisable/            Exercisable/
              Name                    exercise(#)        realized($)   Unexercisable           Unexercisable
               (a)                         (b)               (c)             (d)                     (e)
---------------------------------------------------------------------------------------------------------------
Paul Burgess                               ---               ---        4,000,000/6,000,000      $120,000/--
---------------------------------------------------------------------------------------------------------------
Allan Bashforth                            ---               ---            8,000,000/--         $40,000/--
---------------------------------------------------------------------------------------------------------------
Joe Noto                                   ---               ---           -- / 2,000,000           --/--
---------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

      No director currently receives any cash compensation for their service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

EMPLOYMENT AGREEMENTS

      On December 30, 2004, we entered into a consulting agreement with Calabash Consultancy, Ltd. Under the agreement, Calabash Consultancy, Ltd. was engaged as a business development, financial and management consultant, which consulting services are to be provided by Alan Bashforth to act as Chief Executive Officer and Chairman of our Board of Directors. The agreement started January 1, 2005 and was scheduled to expire on December 31, 2007. The agreement was terminated on July 14, 2005 pursuant to an amendment to the agreement. In consideration for its services, we agreed to pay Calabash Consultancy, Ltd. an annual fee of $300,000. Upon completing the acquisition of SMEI, Calabash Consultancy, Ltd. was awarded warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share that expire seven years after issuance. In addition, as part of a bonus payment for years 2003 and 2004, we agreed to grant Calabash Consultancy, Ltd. fully vested stock options to purchase 2,000,000 shares of common stock with an exercise price of $0.05 per share. We agreed to fully reimburse Calabash Consultancy, Ltd. for any and all expenses incurred in the performance of duties under the agreement and to pay Calabash Consultancy, Ltd. $850 per month for a vehicle to be used exclusively by Calabash Consultancy, Ltd. during the term of the agreement. We agreed to indemnify Calabash Consultancy, Ltd. and Mr. Bashforth and hold them harmless for all acts or decisions made by Mr. Bashforth in good faith while performing services for us. We also agreed to be responsible for payment of any and all taxes that may become due to any state or federal taxing authority arising out of the agreement and to indemnify and hold harmless Calabash Consultancy, Ltd. and Mr. Bashforth from any such payment. Pursuant to the amendment terminating the agreement with Calabash Consultancy, Ltd., the 6,000,000 seven-year warrants and the 2,000,000 options describe above remain in effect, subject to the following amendments:
(a) the right to exercise the warrants commenced March 31, 2006; and (b) the right to exercise the options will expire March 31, 2008. We owe Calabash Consultancy, Ltd. $125,000 in consulting fees under the consulting agreement. We agreed to pay such amount upon the earlier of: (a) the Company raising $1 million in new equity; or (b) March 31, 2006. Except as described above, we have no further obligations to Calabash Consultancy, Ltd. or to Mr. Bashforth. The $125,000 is still outstanding as of the filing date and is included in accrued expenses.

      On February 4, 2005, we entered into an employment agreement with SMEI and Eric D. Zelsdorf. Under the agreement, Mr. Zelsdorf will be employed as SMEI's Chief Technology Officer until December 31, 2007. For his services, SMEI agreed to pay Mr. Zelsdorf a base salary of $160,000 per year. Mr. Zelsdorf also may be paid an incentive bonus based on a percentage of his base salary. We agreed to grant Mr. Zelsdorf stock options upon completion of the acquisition of SMEI in accordance with our employee stock option program. The exercise price of the stock options are to be set at the stock price at the close of the acquisition of SMEI. The agreement will terminate upon the following events and conditions:
(a) upon expiration of its terms; (b) for cause by SMEI immediately upon written notice; (c) For cause by Mr. Zelsdorf immediately upon written notice; (d) without cause by either party upon written notice; or (e) in the event Mr. Zelsdorf is unable to perform services required under the agreement by reason of incapacity or disablement for more than six months. Cause by SMEI is defined in the agreement as: a material breach by Mr. Zelsdorf, a felony conviction or any willful act or omission of dishonesty which causes harm to SMEI. Resignation of Mr. Zelsdorf with cause is defined to include, but not limited to: a reduction in position and/or responsibilities, a material change in Mr. Zelsdorf's reporting structure, or relocation beyond 30 miles of SMEI's principal office. If the agreement is terminated by SMEI without cause or if Mr. Zelsdorf resigns with cause, Mr. Zelsdorf will be entitled to all compensation and benefits otherwise remaining unpaid under the remaining term of the agreement and all stock options which have been granted under the agreement will become immediately vested and exercisable. In the event Mr. Zelsdorf is terminated for cause or resigns voluntarily, no compensation will be due to him other than what was earned through the date of termination.

      On February 4, 2005, we entered into a consulting agreement with SMEI and Herbert B. Quinn, Jr., which is effective as of the date we completed the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI's Chief Executive Officer. For his services, SMEI agreed to pay Mr. Quinn $150,000 per year. Mr. Quinn also is eligible to receive options under our stock option plan or any similar plan that is in effect. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. The agreement does not contain any termination provisions.

      On February 14, 2005, upon effectiveness of the acquisition of SMEI, we entered into an Executive Employment Agreement Amendment with Paul Burgess. Under the Executive Employment Agreement Amendment, Mr. Burgess is employed as our Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement Amendment may be renewed upon the mutual agreement of the parties. Mr. Burgess will be paid a base salary of $225,000 per year under the Executive Employment Agreement Amendment. We previously agreed to grant Mr. Burgess 2,000,000 shares of restricted stock. This grant was replaced by the grant of fully vested options to purchase 2,000,000 shares of common stock at an exercise price of $0.03 per share. We also agreed to grant Mr. Burgess fully vested options to purchase an additional 2,000,000 shares of common stock at an exercise price of $0.05 per share as a bonus for services rendered during 2004. Further, upon the effective date of the Executive Employment Agreement Amendment, we agreed to grant Mr. Burgess options to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share, which will vest one-third each year over a three-year period beginning February 14, 2005. In addition, we agreed to pay Mr. Burgess an incentive bonus based on 1% of the revenue of the most recent 12-month period of any acquisitions closed by us during the term of the Executive Employment Agreement Amendment. The Executive Employment Agreement Amendment may be terminated by Mr. Burgess at his discretion by providing at least 30 days prior written notice to us. In the event our business is acquired, or we are the non-surviving party in a merger, or we sell all or substantially all of our assets, the surviving company is bound to the provisions of the Executive Employment Agreement Amendment.

      On March 7, 2005, we signed a three year employment agreement with Joe Noto to be our Vice President of Finance and Administration, at an initial annual base salary of $130,000. The term of the agreement is for three years commencing February 1, 2005. Thereafter, the agreement may be renewed upon mutual agreement of the parties. Mr. Noto is entitled to a cash incentive bonus equal to 20% of base salary based on meeting predetermined objectives. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 30 days prior written notice to us. The agreement may be terminated by us upon five days notice to Mr. Noto in the event Mr. Noto: (a) is in material breach of the agreement; (b) habitually neglects his duties; (c) engages in any dishonest conduct, damages the our reputation or standing or is convicted of any criminal act or engages in any act of moral turpitude. The agreement provides that in the event Mr. Noto is promoted to the position of Chief Financial Officer, his base salary will adjust to not less than $150,000 per year. Effective May 12, 2005, Mr. Noto assumed the position as our Chief Financial Officer at an annual base salary of $150,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 31, 2006 with respect to the beneficial ownership of the outstanding common stock by (1) each person who is known by us to be the beneficial owner of more than five percent of the outstanding common stock, (2) each director, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                             Percentage of
                                    Common Stock              Common Stock
Name of Beneficial Owner (1)     Beneficially Owned(2)    Beneficially Owned(2)
--------------------------------------------------------------------------------
Alan C. Bashforth (3)                14,048,363                  11.4%
Paul Burgess (4)                      6,000,000                   4.9%
Herbert B. Quinn, Jr. (5)             6,604,424                   5.4%
Eric D. Zelsdorf                      5,835,606                   4.7%
Robert Galbraith (6)                  1,245,000                   1.0%
Joe Noto                                666,667                    *
--------------------------------------------------------------------------------
All named executive officers         33,733,393                  27.4%
  and  directors
  as a group(4 persons)
--------------------------------------------------------------------------------
*  less than 1%

      (1) Except as otherwise indicated, the address of each beneficial owner is c/o Science Dynamics Corporation, 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109.

      (2) Applicable percentage ownership is based on 89,715,698 shares of common stock outstanding as of March 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (3) Includes: (a) 165,000 shares owned directly by Mr. Bashforth; (b) 1,520,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 4,363,363 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; and (d) options owned by Calabash Holdings Ltd. to purchase 2,000,000 shares exercisable at $0.05 per share which expire March 31, 2008; and (e) 6,000,000 warrants exercisable at $0.10 which expire 2012.

      (4) Includes (a) options to purchase 2,000,000 shares of common stock exercisable at $0.03 per share; and (b) options to purchase 2,000,000 shares of common stock exercisable at $0.05 per share; and options to purchase 6,000,000 shares of common stock exercisable at $0.10 per share which vest annually in three equal installments beginning on the first anniversary of the grant date.

      (5)   Includes  370,515  shares  owned by  Elizabeth  L. Quinn,  spouse of
            Herbert B. Quinn, Jr. (6) Includes 50,000 shares owned by Melinda Galbraith, spouse of Robert Galbraith.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------
Plan category                         Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
---------------------------------------------------------------------------------------------------------------
                                               (a)                    (b)                         (c)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                        16,360,000                 $0.08                   3,640,000
---------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                   -0-                     -0-                       -0-
---------------------------------------------------------------------------------------------------------------
Total                                      16,360,000                 $0.08                   3,640,000
---------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Our management believes that all of the below transactions were on terms at least as favorable as could have been obtained from unrelated third parties.

      In April 2004, Paul Burgess, one of our directors and our current President and Chief Executive Officer, and Alan Bashforth, our former Chairman of the Board, former Secretary, former President, former Chief Executive Officer, and former acting Chief Financial Officer, formed an entity named Stategic Telcom Financing to provide equipment lease financing to certain of our customers who are unable to obtain financing with an outside leasing company. The terms of sales to Strategic Telecom Financing are the same terms received for those customers who can obtain third party financing for our products. For the twelve months ended December 31, 2005, we recorded revenue from sales to Strategic Telecom Financing totaling $124,234. As of December 31, 2005, there were no balances either owed to or from us with Strategic Telecom Financing related to these sales.

      On December 30, 2004, we entered into a consulting agreement with Calabash Consultancy, Ltd. Under the agreement, Calabash Consultancy, Ltd. was engaged as a business development, financial and management consultant, which consulting services are to be provided by Alan Bashforth to act as Chief Executive Officer and Chairman of our Board of Directors. The agreement started January 1, 2005 and continues for an initial three-year termwas scheduled to expire on December 31, 2007. The agreement was terminated on July 14, 2005 pursuant to an amendment to the agreement.The agreement will automatically renew for additional one-year terms following the initial term, provided that following the initial term either party may terminate the agreement by providing the other party a minimum of 30 days prior written notice. In consideration for its services, we agreed to pay Calabash Consultancy, Ltd. an annual fee of $300,000. Upon completing the acquisition of SMEI, Calabash Consultancy, Ltd. was awarded warrants to purchase 6,000,000 shares of common stock at an exercise price of $0.10 per share that expire seven years after issuance. In addition, as part of a bonus payment for years 2003 and 2004, we agreed to grant Calabash Consultancy, Ltd. fully vested stock options to purchase 2,000,000 shares of common stock with an exercise price of $0.05 per share. We agreed to fully reimburse Calabash Consultancy, Ltd. for any and all expenses incurred in the performance of duties under the agreement and to pay Calabash Consultancy, Ltd. $850 per month for a vehicle to be used exclusively by Calabash Consultancy, Ltd. during the term of the agreement. During the initial term or any subsequent renewal, if our business is sold to another party or if we are subject to a change of control, or ownership of more than 20% of our outstanding common stock is controlled by a single party, Calabash Consultancy, Ltd. may terminate the agreement by providing 30 days advance notice of termination. Upon such termination, all options and warrants will become fully vested and all other amounts due under the agreement, including payments through the term of the agreement, will become immediately due and payable. We agreed to indemnify Calabash Consultancy, Ltd. and Mr. Bashforth and hold them harmless for all acts or decisions made by Mr. Bashforth in good faith while performing services for us. We also agreed to be responsible for payment of any and all taxes that may become due to any state or federal taxing authority arising out of the agreement and to indemnify and hold harmless Calabash Consultancy, Ltd. and Mr. Bashforth from any such payment. Pursuant to the amendment terminating the agreement with Calabash Consultancy, Ltd., the 6,000,000 seven-year warrants and the 2,000,000 options describe above remain in effect, subject to the following amendments: (a) the right to exercise the warrants commenced March 31, 2006; and (b) the right to exercise the options will expire March 31, 2008. We owe Calabash Consultancy, Ltd. $125,000 in consulting fees under the consulting agreement. We agreed to pay such amount upon the earlier of: (a) the Company raising $1 million in new equity; or (b) March 31, 2006. Except as described above, we have no further obligations to Calabash Consultancy, Ltd. or to Mr. Bashforth. The $125,000 has no been paid and is accrued for in the Company's financials.

      On February 4, 2005, we entered into a consulting agreement with SMEI and Herbert B. Quinn, Jr., which is effective as of the date we completed the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI's Chief Executive Officer. For his services, SMEI agreed to pay Mr. Quinn $150,000 per year. Mr. Quinn also is eligible to receive options under our stock option plan or any similar plan that is in effect. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. The agreement does not contain any termination provisions.

ITEM 13.      EXHIBITS.

Exhibit
Number                                                   Description
---------    ------------------------------------------------------------------------------------------------
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

3.1          Certificate  of  Incorporation   (Incorporated  by  reference  to  the  Company's  registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)
3.2          Amendment to Certificate of Incorporation  dated October 31, 1980 (Incorporated by reference to the Company's  registration  statement on Form S-18 (File No.  33-20687),  effective  April 21,
             1981)
3.3          Amendment to Certificate of  Incorporation  dated November 25, 1980  (Incorporated by reference to the Company's registration  statement on Form S-18 (File No. 33-20687),  effective April 21,
             1981)
3.4          Amendment to Certificate of Incorporation  dated May 23, 1984 (Incorporated by reference to the
             Company's  registration  statement on Form SB-2 (File No.  333-62226) filed with the Securities and Exchange Commission on June 4, 2001)
3.5          Amendment to Certificate of  Incorporation  dated July 13, 1987  (Incorporated  by reference to the  Company's  registration  statement  on Form  SB-2  (File  No.  333-62226)  filed  with the
             Securities and Exchange Commission on June 4, 2001)
3.6          Amendment to Certificate of Incorporation  dated November 8, 1996 (Incorporated by reference to the  Company's  registration  statement  on Form  SB-2  (File  No.  333-62226)  filed  with the
             Securities and Exchange Commission on June 4, 2001)
3.7          Amendment to Certificate of  Incorporation  dated December 15, 1998  (Incorporated by reference to the  Company's  registration  statement  on Form SB-2  (File No.  333-62226)  filed with the
             Securities and Exchange Commission on June 4, 2001)
3.8          Amendment to Certificate of Incorporation  dated December 4, 2002 (Incorporated by reference to the  Company's  information  statement on Schedule 14C filed with the  Securities  and Exchange
             Commission on November 12, 2002)
3.9          By-laws (Incorporated by reference to the Company's  registration  statement on Form S-18 (File
             No. 33-20687), effective April 21, 1981)
4.1          Secured  Convertible  Term Note dated  February  11, 2005 issued to Laurus  Master  Fund,  Ltd.
             (Incorporated  by reference to Form 8-K filed with the  Securities  and Exchange  Commission on
             February 18, 2005)
4.2          Common  Stock  Purchase  Warrant  dated  February 11, 2005 issued to Laurus  Master Fund,  Ltd.
             (Incorporated  by reference to Form 8-K filed with the  Securities  and Exchange  Commission on
             February 18, 2005)
4.3          Second Omnibus  Amendment to Convertible Notes and Related  Subscription  Agreements of Science
             Dynamics  Corporation  issued to Laurus Master Fund,  Ltd.  (Incorporated  by reference to Form
             8-K, filed with the Securities and Exchange Commission on March 2, 2005)
10.1         Executive  Employment  Agreement  Amendment made as of February 14, 2005 by and between Science
             Dynamics  Corporation  and Paul Burgess  (Incorporated  by reference to Form 8-K filed with the
             Securities and Exchange Commission on March 2, 2005)
10.2         Consulting  Agreement  dated  January 1, 2005 between  Science  Dynamics  Corporation,  Systems
             Management  Engineering,  Inc. and Herbert B. Quinn, Jr. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)
10.3         Agreement  dated  December  30,  2004  between  Science   Dynamics   Corporation  and  Calabash
             Consultancy,  Ltd.  (Incorporated  by  reference  to Form 8-K,  filed with the  Securities  and
             Exchange Commission on February 25, 2005)
10.4         Employment  Agreement  dated  January 1, 2005 between  Science  Dynamics  Corporation,  Systems
             Management Engineering,  Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)
10.5*        Executive  Employment of dated March 7, 2005 by and between  Science  Dynamics  Corporation and
             Joe Noto
10.6         Agreement  terminating  the  Company's  December 30, 2004  consulting  agreement  with Calabash
             Consultancy Ltd.  (Incorporated by reference to Form 8-K filed with the Securities and Exchange
             Commission on July 20, 2005)
10.7*        Lease dated May 19, 2003 between  Fellowship  Business  Center  Associates  and M3  Acquisition
             Corporation

10.8         Sub-Sublease  Agreement  made as of  June  22,  2001 by and  between  Software  AG and  Systems
             Management  Engineering,  Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
10.9         Securities  Purchase  Agreement  dated  February  11,  2005  by and  between  Science  Dynamics
             Corporation and Laurus Master Fund, Ltd.  (Incorporated by reference to Form 8-K filed with the
             Securities and Exchange Commission on February 18, 2005)
10.10*       Funds Escrow  Agreement  dated  February 11, 2005 among Science  Dynamics  Corporation,  Laurus
             Master Fund, Ltd. and Loeb & Loeb LLP
10.11*       Escrow Release Instructions dated February 11, 2005
10.12        Master  Security  Agreement  dated  February 11, 2005 among Science  Dynamics  Corporation,  M3
             Acquisition  Corp.,  SciDyn Corp. and Laurus Master Fund,  Ltd.  (Incorporated  by reference to
             Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
10.13        Stock  Pledge  Agreement  dated  February  11, 2005 among Laurus  Master  Fund,  Ltd.,  Science
             Dynamics Corporation,  M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form
             8-K filed with the Securities and Exchange Commission on February 18, 2005)
10.14        Subsidiary  Guaranty dated February 11, 2005 executed by M3 Acquisition  Corp. and SciDyn Corp.
             (Incorporated  by reference to Form 8-K filed with the  Securities  and Exchange  Commission on
             February 18, 2005)
10.15        Registration  Rights  Agreement  dated  February  11,  2005  by and  between  Science  Dynamics
             Corporation and Laurus Master Fund, Ltd.  (Incorporated by reference to Form 8-K filed with the
             Securities and Exchange Commission on February 18, 2005)
10.16        Microsoft  Partner  Program  Agreement  (Incorporated  by  reference to Form 8-K filed with the
             Securities and Exchange Commission on February 18, 2005)
10.17        AmberPoint  Software  Partnership  Agreement  (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
14.1         Code of Ethics  (Incorporated  by reference to the  Company's  annual report on Form 10-KSB for the fiscal year ended December 31, 2003,  filed with the Securities and Exchange  Commission on
             April 9, 2004)
21.1*        Subsidiaries of the Company
31.1*        Certification by Chief Executive  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
             Exchange Act
31.2*        Certification by Chief Financial  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
             Exchange Act
32.1*        Certification by Chief Executive  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
             Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*        Certification by Chief Financial  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
             Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

-------------
* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were $93,400 and $89,500, respectively.

Tax Fees

      The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $1,575 and $3,000, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

      There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2005 and 2004.

Audit Committee Pre-Approval Policies and Procedures

      Our Board of Directors currently acts as our audit committee, and consults with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCIENCE DYNAMICS CORPORATION


 Date: April 17, 2006          By:  /s/ Paul Burgess
                                   -------------------------------------------
                                   Paul Burgess
                                   President, Chief Executive Officer
                                   and Director

 Date: April 17, 2006          By:  /s/ Joe Noto
                                   -------------------------------------------
                                   Joe Noto
                                   Chief Financial Officer and Principal
                                   Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                               Title                    Date
----------------------------     ---------------------------      --------------

 /s/ Paul Burgess                President, Chief Executive       April 17, 2006
----------------------------     Officer and Director
Paul Burgess

 /s/ Joe Noto                    Chief Financial Officer and      April 17, 2006
----------------------------     Principal Accounting Officer
Joe Noto

 /s/ Herbert B. Quinn            Director                         April 17, 2006
----------------------------
Herbert B. Quinn

 /s/ Robert E. Galbraith         Director                         April 17, 2006
----------------------------
Robert E. Galbraith

                          SCIENCE DYNAMICS CORPORATION

                   Index to Consolidated Financial Statements


Report of Independent Accountants dated April 3, 2006           Page F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004    Page F-3

Consolidated Statements of Operations, two years ended
December 31, 2005                                               Page F-4

Consolidated Statements of Cash Flows, two years ended
December 31, 2005                                               Page F-5

Consolidated Statements of Shareholders' Equity,
two years ended December 31, 2005                               Page F-6

Notes to Consolidated Financial Statements                      Pages F-7 - F-22

             Report of Independent Registered Public Accounting Firm





To The Board of Directors and
Shareholders of Science Dynamics Corp.

We have audited the accompanying consolidated balance sheets of Science Dynamics Corp. and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Science Dynamics Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Science Dynamics Corp will continue as a going concern. As discussed in Note1 (b) to the financial statements, the Company has generated significant losses and requires additional working capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter C. Cosmas Co. CPA's

Peter C. Cosmas Co. CPA's
370 Lexington Ave.
New York, NY 10017
April 3, 2006

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                    2005              2004
                                                                  "as Restated"
                                                 ------------    --------------
ASSETS

Current assets:
   Cash and cash equivalents                     $     53,997    $      192,681
   Accounts receivable - trade                        706,255            56,922
   Inventories                                          6,049            51,018
   Other current assets                               190,581             2,812
                                                 ------------    --------------
      Total current assets                            956,882           303,433
                                                 ------------    --------------

Property and equipment, net                            35,279            39,347
Goodwill                                            2,063,833               -0-
Other Intangibles, net                              1,077,110               -0-
Other assets                                           19,213             2,812
                                                                             --
                                                 ------------    --------------
      Total assets                               $  4,152,317    $      345,592
                                                 ============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Customer deposits                             $    150,199    $           --
   Accounts payable                                   986,505           834,456
   Accrued expenses                                 1,084,555           680,842
   Current maturities notes payable                 2,667,942         2,060,116
   Derivative Liability                               462,462           263,529
                                                 ------------    --------------
      Total current liabilities                     5,351,663         3,838,943

Minority Interest                                      78,316                --


Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                        --                --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      89,841,498 and 53,964,167 issued
      89,715,698 and 53,838,367 outstanding
      in 2005 and 2004 respectively                   898,415           539,642

   Additional paid-in capital                      18,800,980        16,080,961

   (Deficit)                                      (20,579,224)      (19,716,121)
                                                 ------------    --------------
                                                     (879,829)       (3,095,518)
   Common stock held in treasury, at cost            (397,833)         (397,833)
                                                 ------------    --------------
   Total shareholders' equity (Deficit)            (1,277,662)       (3,493,351)
                                                 ------------    --------------
   Total liabilities and shareholders'
   Equity                                        $  4,152,317    $      345,592
                                                 ============    ==============


        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                        ------------------------------
                                                            2005              2004
                                                                         "as Restated"
                                                        ------------    --------------
Sales - Technology Products                             $  1,224,042    $    1,194,717
Sales - Technology Services                                3,011,227           415,000
                                                        ------------    --------------
      Total Sales                                          4,235,269         1,609,717

Cost of Sales - Technology Products                          439,483           266,201
Cost of Sales - Technology Services                        1,834,281            78,750
                                                        ------------    --------------
      Total Cost of Sales                                  2,273,764           344,951

                                                        ------------    --------------
      Total Gross Profit                                $  1,961,505         1,264,766

Operating costs and expenses:

      Research and development                               431,021           304,160
      Selling, general
          and administrative                               2,537,365         1,503,422
                                                        ------------    --------------
                                                           2,968,386         1,807,582
                                                        ------------    --------------

Operating (Loss) before other income (expenses)           (1,006,881)         (542,816)

Other income (expense):
   Derivative income                                         370,027            45,294
   Other Income                                                   --            82,000
   Interest Expense                                         (509,007)         (614,955)
   Finance Expense                                           (26,979)          (66,847)
                                                        ------------    --------------
   Net Income (Loss) from Continuing operations           (1,172,840)       (1,097,324)
       Before State Income tax benefit

  Benefit from State Taxes                                   216,058           233,956
                                                        ------------    --------------

  Loss before minority interest                             (956,782)         (863,368)
  Minority Interest                                           93,679                --
                                                        ------------    --------------

  Loss from continuing operations                           (863,103)         (863,368)
Discontinued Operations:

   Income (Loss) from Discontinued operations                     --          (189,041)
   Gain on the sale of assets                                     --           285,310
                                                        ------------    --------------
       Income (loss) from Discontinued operations                 --            96,269
                                                        ------------    --------------
Net Loss                                                $   (863,103)   $     (767,099)
                                                        ============    ==============

Basic and diluted earnings per common share
     From Continuing operations                         $      (0.01)   $        (0.02)
                                                        ============    ==============
     From Discontinued operations                       $      (0.00)   $        (0.00)
                                                        ============    ==============
     From Net Loss                                      $      (0.01)   $        (0.02)
                                                        ============    ==============

Weighted average shares outstanding basic and diluted     85,085,291        49,946,200
                                                        ------------    --------------

        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                           --------------------------
                                                              2005            2004
                                                           -----------    -----------
Cash flows from operating activities:
   Net (loss)                                              $  (863,103)   $  (767,099)
                                                           -----------    -----------
Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
   Depreciation                                                107,825        110,042
   Amortization Intangible assets                               56,690
   Interest exp                                                     --        110,000
   Adjustments relating to Discontinued operations                  --        (96,269)
   Stock based compensation                                      5,000         80,000
   Financing expense non cash                                   26,979         66,847
   Derivative Income                                          (370,027)       (45,294)
   Non Cash interest Derivative                                154,702        331,215
   Minority interest                                           (93,679)           -0-

Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                         535,754        (31,043)
   Inventories                                                  44,969         25,282
   Other current assets                                        (14,809)            --
   Other assets                                                (64,401)            --
   Increase (decrease) in:
      Accounts Payable and
      accrued expenses                                         489,745        (23,992)
   Customer Deposits                                           150,199        (87,300)
                                                           -----------    -----------
Total adjustments                                            1,028,948        439,488
                                                           -----------    -----------
  Net cash provided by (used for)
   operating activities                                        165,844       (327,611)
                                                           -----------    -----------
Cash flows from investing activities:
 Investment in SMEI                                         (1,655,325)            --
 Cash acquired in SMEI acquisition                               5,519             --
 Purchase of property and equipment - net                      (12,212)            --
                                                           -----------    -----------
   Net cash (used) in investing activities                  (1,662,018)            --
                                                           -----------    -----------
Cash flows from financing activities:
  Exercise of Stock Options                                         --          4,500
  Loans from Stockholders & Officers                           188,301         86,240
  Loans paid Stockholders & officers                           (78,912)            --
  Payment of Bank Notes                                       (131,250)            --
  Issuance of Convertible Debt                               1,867,500             --
  Short term, net                                              (66,000)       190,000
  Net borrowing (Payment)on Revolving AR credit facility      (422,149)       218,520
                                                           -----------    -----------
  Net cash (used in) provided by financing activities        1,357,490        499,260
                                                           -----------    -----------
  Net increase (decrease) in
  cash and cash equivalents                                   (138,684)       171,649
Cash and cash equivalents -
 beginning of period                                           192,681         21,032
                                                           -----------    -----------
Cash and cash equivalents -
 end of period                                             $    53,997    $   192,681
                                                           ===========    ===========
Supplemental information:
   Interest paid                                           $   235,718    $     7,812

        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2005

                                  Common Stock         Additional                              Treasury
                                  ------------           Paid-In                               --------
                               Shares      Amount        Capital        (Deficit)        Shares        Amount          Total
                               ------      ------        -------        ---------        ------        ------          -----
Balance
 December 31, 2003         46,918,088    $ 469,181   $15,700,842    $(19,130,261)        125,800    $ (397,833)     $ (3,358,071)

Adjustment to restate Deficit as of 2003
for cumulative effect of derivative                                      181,239                                         181,239
accounting.
                            -------------------------------------------------------  --------------------------------------------

Balance ("as Restated")
 December 31, 2003         46,918,088      469,181    15,700,842     (18,949,022)        125,800      (397,833)       (3,176,832)


Issuance of common stock
 Convertible debt
     Conversion             2,700,000       27,000       109,080                                                         136,080

Sale of Common Stock        4,000,000       40,000       160,000                                                         200,000

Issuance of Common
Stock for repayment
 Of loan                      196,079        1,961        28,039                                                          30,000

Options exercised             150,000        1,500         3,000                                                           4,500

Stock based Compensation                                  80,000                                                          80,000

Net Loss   ("as Restated")                                              (767,099)                                       (767,099)

                           -------------------------------------------------------  ---------------------------------------------
Balance ("as Restated")
December 31, 2004          53,964,167      539,642    16,080,961     (19,716,121)        125,800      (397,833)       (3,493,351)


Discount on 2005 Laurus Note                              16,735                                                          16,735

Issuance of common stock
  Convertible debt         15,428,722      154,287     1,197,300                                                       1,351,587
     Conversion

Issuance of Stock
Acquisition of SMEI        16,553,251      165,532     1,191,834                                                       1,357,366

Issuance of Common to
SMEI Employees                825,358        8,254        59,425                                                          67,679

Warrants issued                                           10,000                                                          10,000

Issuance of Common
Stock issued for Service    3,070,000       30,700       244,725                                                         275,425

Net Loss                                                                (863,103)                                       (863,103)
                           -------------------------------------------------------  ---------------------------------------------
Balance
   December 31, 2005       89,841,498    $ 898,415    18,800,980    $(20,579,224)        125,800    $ (397,833)     $ (1,277,662)
                           -------------------------------------------------------  ---------------------------------------------


        See accompanying notes to the consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--Organization and Summary of Significant Accounting Policies

a) Organization

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history SciDyn has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently SciDyn provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on our core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in "SMEI" in February 2005. With the SMEI acquisition, approximately 71% of the Company's revenues are derived from solution services.

b) Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company plans to address the going concern by replacing debt with equity and continuing to grow the company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

The accompanying financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (86%) subsidiary of Science Dynamics from February 14, 2005 (Acquisition Date) to December 31, 2005. On February 14, 2005 the Company recorded on its Balance Sheet a Minority Interest Liability of $171,995 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $171,995 has since been reduced by $93,679 at December 31, 2005 giving effect to the Company's net operating losses.

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

Goodwill- Goodwill represents the difference between the purchase price of acquired business and the fair value of the net assets. Good will is not amortized.

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

g) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

h) Income Taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", (SFAS No.
109) which establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the entity's financial statements. ,

i) Revenue Recognition

Revenue from Technology Products is recognized when title has transferred and any significant customer obligations have been fulfilled. We do not sell software products without the realated hardware instrument as the software is embedded in the instrument. The Company's contracts do not have multiple elements as described under the provisions of SOP 97-2. Post Contract Support
(PCS) is billed separately from the product on a time and materials basis and is not included with the original price of the arrangement.

Revenue from Technology Services consist of IT and Business process outsourcing services primarily under time and material contracts, which range up to 5 years. Services provided over the term of these arrangements may include one or more of the following: engineering services, coupled with advanced technology solutions, advanced data management applications, Internet server technology and information systems. Revenue is recognized when services are provided, in accordanc with the terms of each contract.

j) Impairment of Long-Lived Assets:

We review property, intangible assets and certain other assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related assets.

k) Fair Value Disclosures:

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

l) Stock Based Compensation:

As allowed under Statement of Financial Accounting Standards (SFAS)) No. 123 Accounting for Stock-Based Compensation we account for compensation related to stock options and our employee stock purchase plan using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock issued to Employees. Under this method, compensation expense is recognized only for the difference between the quoted market price of the stock at the measurement date less the amount, if any, the employee is required to pay for the stock. Our reported net income does not include any compensation expense associated with our employee stock purchase plan or with stock options awards equal to the market prices of the underlying stock when granted and because our employee stock purchase plan is non compensatory.

If we had recognized compensation expense by applying the fair value based method to all awards as provided for under SFAS No. 123, our pro forma net income, earnings per share ("EPA") and stock-based compensation cost would have been as follows for the years ended December31,:


                                                       2005         2004
Net Loss As reported                                $(863,103)   $(767,099)
Deduct compensation expenses (Fair Value Options)    (299,124)    (129,786)
Deduct Compensation expense (Fair Value Warrants)    (504,241)          --
                                                   ----------    ---------
Pro Forma Net Loss                                  $(1,680,253) $(896,885)
                                                   ----------    ---------
Basic and Diluted Net Loss per share
   As reported                                      $   (0.01)   $   (0.02)
                                                   ----------    ---------
Pro Forma Net Loss                                  $   (0.02)   $   (0.02)
                                                   ----------    ---------

The weighted-average fair value per share of the options granted during 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model, was $0.08 and $0.12 respectively. The following assumptions were used to estimate the fair value of the options at grant date based on the following:


                                    2005          2004
                                  ---------    ---------
Risk-Free interest rate                4.88%        4.70%
Expected dividend yield                  --           --
Expected stock price volatility          99%          50%
Expected option Life                10 years     10 years

m) New Financial Accounting Standards

In May 2005,  The FASB  issued  SFAS No.  154, "  Accounting  Changes  and Error
Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, " Among other changes, this Statement requires retrospective application for voluntary changes in accounting principle, unless it is impractical to do so. Guidance is provided on how to account for changes when retrospective application is impractical. This statement is effective on a prospective basis beginning January 1, 2006.

In November 2004, the FASB issued SFAS No. 151,"Inventory Costs, an amendment of ARB No. 43, Chapter 4," This Statement clarifies that items, such as abnormal idle facility expense, excessive spoilage, double freight, and handling costs, be recognized as current-period changes. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity jof the production facilities. We are required to implement this Statement in the first quarter of 2006. We do not expect this Statement to have an significant impact on our financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised SFAS No. 123, Share-Based, share-Based payment (SFAS no. 123R). SFAS No. 123R is a revision of SFAS No. 123 and supersedes APB no. 25. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date to be estimated using either using an option-pricing model, which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R must be adopted no later than periods beginning after December 15, 2005. The Company will adopt SFAS 123R for periods beginning after December 15, 2005.

Note 2--Acquisition

On February 14, 2005, the Company completed the execution of a Stock Purchase Agreement (the "Agreement") with Systems Management Engineering, Inc. ("SMEI") and the holders of a majority of its outstanding common stock. Pursuant to the Agreement, the Company acquired 4,177,500 shares of SMEI common stock which represented 86% of the issued and outstanding shares on the acquisition date. The acquisition of SMEI extends the Company's offerings into new markets, including the Department of Defense of the United States Government. Management of the Company and its Board of Directors will serve as the principal management and Board of the combined company. Based upon criteria set forth in current accounting standards, the Company has accounted for the acquisition as its purchase of SMEI. The results of operations of SMEI are included with those of the Company for all periods following the date acquired.

In connection  with the Agreement,  the Company issued (i) 16,553,251  shares of the Company's common stock to certain owners of SMEI, (ii) 825,358 shares to former SMEI employees to replace outstanding compensatory SMEI stock options, and (iii) $1,655,325 in cash. The common stock issued was valued based upon an average of five days preceding and five days following the date that the Company and SMEI agreed to all significant terms of the Agreement, and such terms were publicly disseminated. The total purchase price, that includes direct acquisition expenses of $40,000, amounted to $3,120,371 and was allocated as follows, based upon the fair values of assets acquired and liabilities assumed:

     Category               Amount
----------------------   -----------
Current assets           $ 1,197,538
Property and equipment        93,613
Intangible assets          3,197,633
Deposits                       2,000
Current liabilities       (1,104,668)
Debt                         (93,750)
Minority interest           (171,995)
                         -----------
                         $ 3,120,371
                         ===========

Intangible assets acquired consisted
 of the following:                            Life
                                             -------
   Goodwill                                     --   $2,063,833
   Contractual backlog (a)                       5      854,084
   Customer lists                                5      279,716
                                                     ----------
Total amount of intangible assets
   acquired and weighted average life            5   $3,197,633
                                                     ==========

a) The company record $56,690 of amortization in 2005.

The Agreement extended a contingent (earn-out) provision to SMEI for reaching certain performance goals by December 31, 2005. SMEI did not achieve those performance goals by that date. In addition, the Company believes that expansion into this business affords it an opportunity to enter new markets and develop unique future offerings, thus justifying the amount of goodwill attributed to the acquisition of SMEI. Due to certain limitations imposed by the Internal Revenue Service, the Company does not expect goodwill to result in any deductible amounts in the near future.

The following unaudited condensed pro forma financial information gives effect to the Company's operations as if the SMEI acquisition had occurred on January 1, 2005 and 2004, respectively. Unaudited pro forma financial information is not necessarily indicative of the results that the Company would have achieved had the acquisition occurred on either of those dates.

Year ended December 31:                     2005           2004
                                         ----------    -----------
   Revenues                              $4,633,227    $ 5,323,720
                                         ==========    ===========
   Net income (loss) from continuing
      operations                         $ (989,755)   $  (716,067)
                                         ==========    ===========
   Basic and diluted net income (loss)
      per share from continuing
      operations                         $    (0.01)   $     (0.01)
                                         ==========    ===========

Note 3-Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2005 and 2004.

Note 4-Property and Equipment

A summary of the major components of property and equipment is as follows:

                           2005            2004
                        -----------    -----------
Computers, fixtures
And equipment           $ 1,590,713    $ 1,486,956

Less accumulated
         Depreciation    (1,555,434)    (1,447,609)
                        -----------    -----------
         Totals         $    35,279    $    39,347
                        ===========    ===========

Note 5-Segment Reporting

Management views its business as two operating units, the technology products and the technology services.

                                                              Year Ended              Year Ended
                                                          December 31, 2005       December 31, 2004
                                                          -----------------       -----------------
          Revenue
                                  Consulting  Services    $       3,011,227(a)              415,000
                                  Technology Products             1,224,042               1,194,717
                                                          -----------------       -----------------
                             Total Consolidated Revenue   $       4,235,269(a)    $       1,609,717
                                                          -----------------       -----------------

Net Income (loss)
                                  Consulting  Services    $        (575,456)(a)                  --
                                  Technology Products              (287,647)               (767,099)
                                                          -----------------       -----------------
                   Total Consolidated Net Income (Loss)   $        (863,103)(a)   $        (767,099)
                                                          -----------------       -----------------

           Assets
                                   Consulting  Services   $       3,896,321(b)                   --
                                   Technology Products              255,996                 345,592
                                                          -----------------       -----------------
                              Total Consolidated Assets   $       4,152,317(b)    $         345,592
                                                          -----------------       -----------------

(a) - Operating results reflect the period from February 14, 2005, the date of the SMEI acquisition, to December 31, 2005.

(b) - Includes $2,063,833 of Goodwill related to the SMEI acquisition.

Note 5-Disposition of Assets

On September 1, 2004, the Company sold all of its tangible and intangible assets that were used in its audio and visual systems integration business, including:
(a) all related intellectual property; (b) all fixed assets; (c) all customer lists; and (d) the goodwill associated therewith; all free and clear of any security interests, mortgages and other encumbrances. The assets sold were valued by the Company at $812,452, which included $250,498 of goodwill. In consideration for the assets sold under the Agreement, Modern Mass Media Group, Inc. (The Purchaser) assumed liabilities amounting to $1,097,762. The Company recorded a gain on the sale of $285,310.

Note 6- Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the financial reporting and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of or all of the deferred tax asset will not be realized.

At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2005 and 2004 operations has been reduced in its entirety by the valuation allowance.

As a result of the operating losses for the years ended December 31, 1990 and 1992-2005 the Company has available to offset future taxable income a net operating loss of approximately $20,000,000 expiring 2006-2025. In addition, research credits expiring 2006-2019 are available to offset future taxes.

The Company recovered in 2005 and 2004 $216,058 and $233,956 respectively through the sale of New Jersey State net-operating loss carryovers as permitted by the State. This recovery was recognized as a credit from State taxes in the years ended December 31, 2005 and 2004 Statement of Operations.

The components of the provision (credit) for income taxes from continuing operations is as follows:

                               2005           2004
                           ------------   ------------
Deferred

Federal                    $         --   $         --

Current
    Federal                          --             --
    State                            --             --
                           ------------   ------------
                           $         --   $         --
                           ------------   ------------

Differences between the tax provision computed using the statutory federal income tax rate and the effective income tax rate on operations is as follows:

                               2005                 2004
                           ------------    ------------
Federal

Statutory rate             $   (451,115)   $   (163,601)

   Research tax
   Credits                           --              --

   Tax benefit not
   Provided due
   To valuation
       Allowance                451,115         163,601
                           ------------    ------------
                           $         --    $         --
                           ============    ============

Components of the Company's deferred tax assets and liabilities are as follows:

                            December 31,  December 31,
                               2005           2004
                           ------------   ------------
Deferred tax assets:

Tax benefits related
To net operating
Loss carry forwards
And research tax Credits   $  7,428,961   $  6,977,846
                           ------------   ------------

Valuation Allowance for

Deferred tax Assets        $  7,428,961   $  6,977,846
                           ------------   ------------

Net deferred tax Assets    $        -0-   $        -0-
                           ============   ============

Note 7- Commitments

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. The Company signed a two year renewable lease on its Reston,Va office space located at 12100 Sunset Hills pertaining to its subsidiary Systems Management Engineering, Inc. The lease term became effective October 1, 2005 and expires September 30, 2007.

The Company's also leases space for its Technology Products business located at 7150 North Park Drive, Suite 500, Pennsauken, New Jersey. This lease expires on May 31, 2006. The Company is currently renegotiating with the Landlord to renew the lease.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2005 are as follows:

       2006                           212,075
       2007                           148,509
       2008                               -0-
       2009                               -0-
                                    ---------

Total minimum lease payments        $ 360,584
                                    =========

Note 9-Notes payable

Notes payable consists of the following as of December 31, 2005 and December 31, 2004:

                                                                             2005             2004
                                                                         ------------     ------------
Face value  $2,000,000,  variable  rate (8.0% at December  31, 2005)
Secured  Convertible  Term Note, due in monthly  payments of $60,606
commencing June 30, 2005 (a)                                             $  1,442,462     $         --
$400,000, 8.0% Secured Convertible Keshet Term Note (b)                       400,000          400,000
8% Secured  Convertible  Laurus  Term Note,  originally  due May 21,
2003 (b)                                                                           --          565,113
Revolving credit facility (c)                                                 202,851          550,763
Notes Payable - Stockholders/Officers (d)                                     388,629          244,240
Short term notes payable (e)                                                  234,000          300,000
                                                                         ------------     ------------
   Total notes payable                                                      2,667,942        2,060,116
Less current maturities, associated with notes payable                     (2,667,942)      (2,060,116)
                                                                         ------------     ------------

Long-term debt                                                           $         --     $         --
                                                                         ============     ============

(a) 2005 Laurus Agreements:

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

The Company received net proceeds of $1,867,500 from the sale of the Note and the Warrant. The Company may only use such proceeds for (i) general working capital purposes, (ii) no less than 80% of the equity interests of Systems Management Engineering, Inc. ("SMEI") pursuant to the Stock Purchase Agreement, as amended, dated as of December 16, 2004 by and among the Company, SMEI and the shareholders of SMEI identified therein, and (iii) the acquisition of 100% of the remaining equity interests of SMEI pursuant to a transaction in form and substance reasonably satisfactory to Laurus.

The Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. The interest terms include a monthly reset feature that provides for decreases in interest rates pro-rata for certain increases in the Company's common stock above the conversion rate; such feature does not become effective until the underlying common shares are registered. Otherwise, interest is payable monthly in arrears commencing March 1, 2005 and on the first business day of each consecutive calendar month thereafter until the maturity date, February 11, 2008 (each a "Repayment Date"). Amortizing payments of the aggregate principal amount outstanding under the Note must begin on June 1, 2005 and recur on the first business day of each succeeding month thereafter until the maturity date (each an "Amortization Date"). Beginning on the first Amortization Date, the Company must make monthly payments to Laurus on each Repayment Date, each in the amount of $60,606.06, together with any accrued and unpaid interest to date on such portion of the principal amount plus any and all other amounts which are then owing under the Note, the Purchase Agreement or any other related agreement but have not been paid (collectively, the "Monthly Amount"). Any principal amount that remains outstanding on the maturity date is due and payable on the maturity date.

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

Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Note and Warrants in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. Failure to file or become effective results in liquidating damages penalties of 2% per month of the face value of the Note. The Company has been in default on the note by not becoming effective on the registration statement by the required date and by not making the required monthly principal payments to Laurus since June 1, 2005. On November 21, 2005, the Company signed an amendment and waiver with Laurus waiving each Event of Default for our failure to pay accrued interest, and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC. As consideration of the waiver, the Company issued to Laurus a seven year warrant to purchase 3,000,000 shares of the common stock of the Company with an exercise price of $0.075 per share. The Company further agreed to file a Registration Statement to register the shares of Common Stock that may be issued upon exercise of the Additional Warrant within 90 days of the date of the waiver. The Amendment and Waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant. The Company allocated the fair value of the Additional Warrant to deferred finance costs ($42,275) and derivative expense ($5,725) on a relative fair value basis. The additional deferred finance costs will be amortized through periodic charges to interest expense using the effective interest method commencing in the fourth fiscal quarter.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the basis from the 2005 Laurus Agreements was allocated to embedded derivative features indexed to the Company's common stock (consisting of the conversion and interest reset features) in the amount of $444,920, and the Warrant, in the amount, in the amount of $270,000. See Derivative Financial Instruments, below. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $1,285,080. The debt is being amortized through charges to interest expense over the debt term using the effective method. Amortization during the year ended December 30, 2005 amounted to $204,752.

(b) 2001 Laurus and Keshet Financing Agreements

On May 21, 2001, the Company entered into concurrent financing arrangements, each bearing similar terms and conditions, with Laurus and Keshet Capital for $1,000,000 and $400,000, respectively. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company's common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 727,273 (relative to the Laurus arrangement) and 290,908 (relative to the Keshet Arrangement) shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43. The Keshet notes, which remain outstanding as of December 31, 2005 are in default.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the basis from the 2001 Laurus Agreements was allocated to embedded derivative feature indexed to the Company's common stock (consisting of the conversion feature) in the amount of $634,501, and the Warrant, in the amount, in the amount of $334,546. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $30,953. The debt discount was amortized through charges to interest expense over the term using the effective method at effective interest rate of 99.07%. The basis from the 2001 Keshet Agreements was allocated to embedded derivative features indexed to the Company's common stock (consisting of the conversion feature) in the amount of $253,800, and the Warrant, in the amount, in the amount of $133,818. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $12,382. The debt discount was amortized through charges to interest expense over the term using the effective method at effective interest rate of 99.07%. Amortization during the years ended December 31, 2004 and 2003 amounted to $331,215 and $628,556, respectively.

On February 10, 2005, the Company amended (the "Amendment") the conversion price of the outstanding 2001 Laurus Secured Convertible Term Notes to a fixed conversion rate of $0.05. Laurus converted $547,988 remaining principal and interest amount of convertible notes of the Company and $223,447 of interest on such convertible note into an aggregate of 15,428,722 shares of the Company's common stock. In addition, as consideration for the amendment Laurus forgave $550,763 of debt on the revolving line of credit.

(c) Revolving Line of credit

As part of the "SMEI" acquisition the Company assumed a Revolving Line of Credit with United Bank. The Revolving Line of credit with United Bank was refinanced November 7, 2005 with a new Line of Credit with Presidential Financial Group. The Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured by SMEI's accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. The total outstanding balance on this facility as of December 31, 2005 was $202,851.

On March 31, 2003 the Company entered into a revolving credit line up to $1,000,000 with Laurus Master Fund LTD. The outstanding balance at December 31, 2005 and 2004 is $0.00 and $550,763 respectively. The line was satisfied as part of the February 10, 2005, amendment and converted into the Company's stock.

(d) Notes Payable Stockholders/officers

The Company assumed a short term note in the amount of $35,000 as part of the SMEI acquisition from the CEO. The loan bears interest at 18% per annum. The Company also borrowed an additional $175,000, these notes bear interest at 10% per annum. The total amount due at December 31, 2005 is $223,301 including interest. The notes are unsecured demand notes and may be collected by the lender at any time. The notes are subordinate to the bank line of credit.

The Company has other short-term loans payable to various stockholders and officers of the Company amounting to $165,328, these notes bear interest at 8% per annum. The notes are unsecured demand notes.

(e) Short term notes

At December 31, 2005 and 2004 the Company had $234,000 and $300,000 in short term notes. These loans are collateralized by the future sale of the New Jersey Net Operating Loss in 2006. These notes bear interest at 20% per annum.

Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2001 Laurus Financing Arrangement and the 2001 Keshet Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 63,072,421 and 6,722,689 shares of the Company's common stock as of December 31, 2005 and December 31, 2004, respectively, and are carried at fair value. The following tabular presentation sets forth information about the derivative instruments as of and for the year ended December 31, 2005 and as of and for the years ended December 31, 2004:

December 31, 2005:
                                          Conversion
                                           Features     Warrants       Total
                                          ----------    ---------    ---------
Net liabilities as of December 31, 2005   $ (255,462)   $(207,000)   $(462,462)
                                          ==========    =========    =========
Derivative income (loss):                 $  264,752    $ 105,275    $ 370,027
                                          ==========    =========    =========

December 31, 2004:
                                          Conversion
                                           Features     Warrants      Total
                                          ----------    ---------   ---------
Net liabilities as of December 31, 2004   $ (263,529)   $      --   $(263,529)
                                          ==========    =========   =========
Derivative income (loss):                 $   45,294    $      --   $  45,294
                                          ==========    =========   =========

Fair value considerations for derivative financial instruments:

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of December 31, 2005 are as follows:

------------------------------------ ----------------- ------------------
Holder                                    Laurus            Laurus
Instrument                               Warrants          Warrants
                                     ----------------- ------------------
Exercise prices                           $0.11              $0.08
Term (years)                               6.25              6.88
Volatility                                35.60%            35.60%
Risk-free rate                            4.88%              4.88%
------------------------------------ ----------------- ------------------

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.

Significant assumptions included in this model as of December 31, 2005 are as follows:

------------------------------------   --------    --------
Holder                                  Laurus      Keshet
Instrument                               Term        Term
                                       --------    --------
Conversion prices                      $   0.10    $   0.06
Actual term (years)                        2.25         0.0
Equivalent volatility                     40.70%      41.88%
Equivalent interest rate                   3.10%       3.41%
Equivalent yield rate                     12.15%      13.15%
-----------------------------------------------------------

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Note 10-Related party agreements

On March 7, 2005, the Company signed a three year employment contract with Joe Noto to be its Vice President of Finance and Administration, at an initial annual base salary of $130,000, He is also entitled to a cash incentive bonus equal to 20% of Base Salary based on meeting predetermined company objectives. In addition he was granted 2,000,000 options to purchase the Company's stock at $0.10 per share. He will also receive medical, vacation and profit sharing benefits consistent with the Company's current policies. Effective May 12, 2005, Joe Noto assumed the position as Chief Financial Officer of the Company at an annual base salary of $150,000.

On July 14, 2005, The Company entered into an agreement dated July 1, 2005 terminating the Company's consulting agreement with Calabash Consultancy, Ltd ("Calabash"). Calabash is owned and controlled by Alan C. Bashforth, former Secretary and a director of the Company. Notwithstanding the termination, the 6,000,000 seven-year warrants with a strike price of $0.10 per share and the 2,000,000 options with a strike price of $0.05 granted to Calabash under the consulting agreement will remain in effect, subject to the following amendments:
(a) the right to exercise the Warrants will commence on March 31, 2006; and (b) the right to exercise the Options will expire March 31, 2008. The Company owes Calabash $125,000 in consulting fees under the consulting agreement. The Company agreed to pay such amount upon the earlier of: (a) the Company raising $1 million in new equity; or (b) March 31, 2006. Calabash has extended the payment terms until the Company is able to raise additional financing. Except as described above, the Company has no further obligations to Calabash or to Mr. Bashforth. In conjunction with this agreement.

On February 4, 2005, the Company entered into an Employment Agreement with SMEI and Eric D. Zelsdorf. Under the agreement, Mr. Zelsdorf will be employed as SMEI's Chief Technology Officer until December 31, 2007. For his services, SMEI agreed to pay Mr. Zelsdorf a base salary of $160,000 per year. Mr. Zelsdorf also may be paid an incentive bonus based on a percentage of his base salary. Upon completion of the Company's acquisition of SMEI, the Company agreed that it would grant Mr. Zelsdorf stock options in accordance with the Company's employee stock option program. The exercise price of the stock options are to be set at the Company's stock price at the close of the acquisition of SMEI by the Company. No options were issued in 2005.

On February 4, 2005, the Company entered into a Consulting Agreement with SMEI and Herbert B. Quinn, Jr., which is effective as of the date the Company completed the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI's Chief Executive Officer. For his services, the Company agreed to pay Mr. Quinn $150,000 per year. In addition he was also was issued 1,000,000 options which vest over a three year period at $0.10. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. Mr. Quinn's contract is being renegotiated, a final agreement has not been signed.

In October 2004 the Company amended Mr. Burgess Employment agreement with the following terms: upon the completion of the "SMEI Acquisition" Mr. Burgess will became President, Chief Operating officer and a director of the Company. His annual salary is $225,000. In 2004 as part of his 2003 bonus he received 2,000,000 fully vested options at an exercise price of $0.05. Upon the effective date of this agreement Mr. Burgess will be granted 6,000,000 stock options with a strike price of $0.10 vesting over a three year period, each third on the anniversary date of this agreement. In addition Mr. Burgess is entitled to an incentive bonus based on 1% of the revenue of the most recent 12 month period of an any acquisitions closed by the company during the term of this contract.

In April of 2004 Alan Bashforth, President and CEO of the Company, and Paul Burgess, COO of the Company, formed Strategic Telecom Financing, which purchased $124,234 and $107,070 and in December 31,2005 and 2004 respectively, of equipment from Science Dynamics. They are leasing this equipment to two of The Company's customers who were unable to obtain financing with an outside company. The terms of the sales would have been the same if our customers were able to obtain other financing arrangements. The leasing agreements are for 4 and 5 years at an interest rate of 18% payable monthly. Science Dynamics has been paid in full for these sales.

Note 11-Stock Based Compensation

a) 2002 Employee Stock option plan

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

The Company measures stock compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations accordingly, no compensation cost was recognized for stock option awards in 2005 and 2004 under this plan.

                                    Number of     Number of       Weighted-
                                     Options       Options         Average
                                    Available    Outstanding    Exercise Price

                                   --------------------------------------
Balance December 31, 2003          19,340,000      380,000          $0.03
Options granted under Plan         (1,080,000)   1,080,000          $0.18
Options exercised in 2004                         (150,000)         $0.03
Options expired in 2004                           (775,000)         $0.18
                                   --------------------------------------
Balance December 31, 2004          18,260,000      535,000          $0.12
                                   --------------------------------------
Options granted under Plan        (10,240,000)  10,240,000          $0.10
Options expired in 2005                           (415,000)         $0.11

Balance December 31, 2005           8,020,000   10,360,000          $0.10

Options issued in December 31, 2005 and 2004 were 9,825,000 vesting equally over a three year period at a price of $0.10 and $0.18. The weighted average contractual life of those options was 7 years.

b) Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees' sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under

Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be twenty million (20,000,000) shares. There are no shares issued under the plan in 2005 or 2004.

c) Other Stock based Compensation

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

d) Warrants

The Company issued 9,250,000- and -0- common stock purchase warrants in 2005 and 2004 respectively at a prices ranging from $.065 to $0.11 per share in mainly in connection with the issuance of various convertible notes and the modification of the 2005 Laurus convertible note.

Note 12-Major Customers

With the SMEI acquisition closed in February 2005, 0ur primary "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 71% of total sales in 2005. Two customers accounted for 41% of our sales in the 2004 period.

Note 13-Restatements

 ------------------------------------------------------------ ------------------
                                                              For the year ended
                                                               December 31, 2004
 ------------------------------------------------------------ ------------------
 Net Loss Applicable to Stockholders, as previously
 reported                                                        $   (481,178)
 ------------------------------------------------------------ ------------------
 Adjustments:
 ------------------------------------------------------------ ------------------
 Derivative expense                                                   285,921
 ------------------------------------------------------------ ------------------
 Net Loss Applicable to Stockholders, as restated                    (767,099)
 ------------------------------------------------------------ ------------------

 ------------------------------------------------------------ ------------------
 Basic and Diluted Loss per Common Share (as previously          $      (0.01)
 reported)
 ------------------------------------------------------------ ------------------
 Basic and Diluted Loss per Common Share (as Restated)           $      (0.02)
 ------------------------------------------------------------ ------------------

 ------------------------------------------------------------ ------------------

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances; derivative financial instruments have been recorded as liabilities and are carried at fair value. Other instruments, such as warrants, where physical or net-share settlement is not within the Company's control are recorded as liabilities and carried at fair value. Finally, instruments that were initially recorded as equity were reclassified to liabilities at the time that the Company no longer possessed the ability to settle the instruments on a physical or net-share basis.

The Fair Value adjustments included in the restated consolidated statement of operations for the year ended December 31, 2004 are as follows:

         Interest expense                      ($331,215)
         Less Derivative Gain                     45,294
                                               ---------
         Net Adjustment                        ($285,921)
                                               ---------

The interest expense adjustment is included under the caption interest expense and the derivative gain is reflected as a separate caption on the 2004 restated consolidated statement of operations: In addition the $181,239 net gain adjustment related to years prior to January 1, 2004 is recorded as a prior period adjustment to the "deficit" as reflected in the consolidated statement of shareholders equity.

Note 14-Earnings (Loss) Per Share

Basic earnings per share exclude potential dilution and were computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the potential dilutions from all potentially dilutive securities that would have reduced earnings per share. Since the potential issuance of additional shares would reduce loss per share they are considered anti-dilutive and are excluded from the calculation.

The weighted average number of shares used to compute basic loss per share was 85,085,291 and 49,946,200 in 2005 and 2004 respectively.

Note 15-Subsequent events

Default of Laurus Note

The Company is in default on principal and interest payments on the secured convertible term note because we failed to pay principal and interest due to date and because the required registration statement was not declared effective. We withdrew the required registration statement on March 28, 2006 because we intend to pay all amounts due under the secured convertible term note with cash. We are currently in negotiations with Laurus to pay all debt owed to Laurus in cash. We are currently negotiating with accredited investors to provide the sufficient equity financing to retire all debt owed to Laurus.

Additional interest in the amount of 2% per month is accruing on all outstanding obligations under the secured convertible term note and will continue to accrue until the default is cured or waived. Because of the default, Laurus Master Fund, Ltd. is entitled to declare all sums owing to it under the secured convertible term note immediate due and payable. As a result of our default, Laurus Master Fund, Ltd. has the right to payment of 130% of the outstanding principal, interest and any fees under the secured convertible term note. In addition, because of our default, Laurus Master Fund, Ltd. has the right to take immediate possession of all of the items in which it has a security interest, including all of our assets, all of the assets of our subsidiaries including SMEI, and all of the capital stock that we own in each of our subsidiaries. Pursuant to the terms of the secured convertible term note and the warrant, Laurus Master Fund, Ltd. agreed that it may not convert and/or exercise such note and warrant if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock. However, since we are in default of the secured convertible term note, Laurus Master Fund, Ltd. has the right to void this limitation. As of April 17, 2006, the total accrued principal, interest and fees in arrears on the secured convertible term note was approximately $432,424, comprised of monthly principal payments totaling $242,424 which were required to be paid in cash effective January 1, 2006 and interest and fees accrued totaling approximately $190,000. Management is currently in negotiations with Laurus Master Fund, Ltd. to either renegotiate the terms of or refinance the senior convertible term note. If we are not successful at either renegotiating or refinancing the secured convertible term note, Laurus Master Fund, Ltd. may, among other things, declare all sums owing to it under the secured convertible term note immediately due and payable and it may take immediate possession of all of our assets and all of the assets of our subsidiaries, including SMEI.