Form 10QSB
period 2006-03-31
SCIENCE DYNAMICS CORP
filed 2006-05-22
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                          SCIENCE DYNAMICS CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                        22-2011859
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                      7150 N. Pennsauken, New Jersey 08109
                    (Address of principal executive offices)

                    Issuer's telephone Number: (856) 910-1166

                                 WITH COPIES TO:
                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_] No [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2006, the issuer had 112,947,431 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................     1
                  Consolidated Balance Sheets.............................     1
                  Consolidated Statements of Operations...................     2
                  Consolidated Statements of Cash Flows...................     3
                  Notes to Consolidated Financial Statements..............     4
Item 2.  Management's Discussion and Analysis or Plan of Operation........    11
Item 3.  Controls and Procedures..........................................    15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................    15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......    15
Item 3.  Defaults Upon Senior Securities..................................    15
Item 4.  Submission of Matters to a Vote of Security Holders..............    15
Item 5.  Other Information................................................    16
Item 6.  Exhibits.........................................................    16

SIGNATURES................................................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31, 2006   December 31, 2005
                                                        Unaudited             Audited
                                                   --------------   -----------------
ASSETS

Current assets:
   Cash and cash equivalents                       $      115,768      $       53,997
   Accounts receivable - trade                          1,026,644             706,255
   Inventories                                              1,943               6,049
   Other current assets                                   219,587             190,581
                                                   --------------      --------------
      Total current assets                              1,363,942             956,882
                                                   --------------      --------------

Property and equipment, net                                14,338              35,279
Goodwill                                                2,063,833           2,063,833
Other Intangibles, net                                  1,020,420           1,077,110
Other assets                                               21,312              19,213
                                                   --------------      --------------
      Total assets                                 $    4,483,845      $    4,152,317
                                                   ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Customer deposits                               $      166,311      $      150,199
   Accounts payable                                     1,006,127             986,505
   Accrued expenses                                     1,219,813           1,084,555
   Current maturities notes payable                     2,870,713           2,667,942
   Derivative Liability                                   462,462             462,462
                                                   --------------      --------------
      Total current liabilities                         5,725,426           5,351,663

Minority Interest                                          85,758              78,316

Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                            --                  --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      89,841,498 and 89,841,498 issued
      89,715,698 and 89,715,698 outstanding
      in 2006 and 2005 respectively                       898,415             898,415

   Additional paid-in capital                          18,800,980          18,800,980

   (Deficit)                                          (20,628,901)        (20,579,224)
                                                   --------------      --------------
                                                         (929,506)           (879,829)
   Common stock held in treasury, at cost                (397,833)           (397,833)
                                                   --------------      --------------
   Total shareholders' equity (Deficit)                (1,327,339)         (1,277,662)
                                                   --------------      --------------
   Total liabilities and shareholders'
   Equity                                          $    4,483,845      $    4,152,317
                                                   ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                               2006              2005
                                                                             "as Restated"
                                                           ------------      ------------
Sales - Technology Products                                $    423,890      $    433,447
Sales - Technology Services                                     917,917           441,123
                                                           ------------      ------------
      Total Sales                                             1,341,807           874,570

Cost of Sales - Technology Products                             154,120           109,609
Cost of Sales - Technology Services                             478,248           235,482
                                                           ------------      ------------
      Total Cost of Sales                                       632,368           345,091

                                                           ------------      ------------
      Total Gross Margin                                        709,439           529,479

Operating costs and expenses:

      Research and development                                  109,134            95,147
      Selling, general
          and administrative                                    504,606           585,872
                                                           ------------      ------------
                                                                613,740           681,019
                                                           ------------      ------------

Operating Income (Loss) before other income (expenses)           95,699          (151,540)

Other income (expense):
   Derivative                                                        --          (532,836)
   Interest Expense                                            (129,890)         (105,186)
   Finance Expense                                               (8,043)               --
                                                           ------------      ------------
   Total Other income (expenses)                               (137,933)         (638,022)

   Net Income (Loss) before Minority Interest                   (42,234)         (789,562)

  Minority Interest                                              (7,442)               --
                                                           ------------      ------------

  Net Loss                                                 $    (49,676)     $   (789,562)
                                                           ============      ============

Net Loss per Common Share -Basic and Diluted               $      (0.00)     $      (0.01)
                                                           ============      ============

Weighted average shares outstanding basic and diluted        89,841,498        70,126,584
                                                           ------------      ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                                  2006             2005
                                                                               "As Restated"
                                                             ------------      ------------
Cash flows from operating activities:
   Net (loss)                                                $    (49,676)     $   (789,562)
                                                             ------------      ------------

Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
   Depreciation                                                    20,940            25,320
   Amortization Intangible assets                                  56,690
   Financing expense non cash                                       8,043                --
   Derivative Expense                                                  --           532,836
   Non Cash interest Derivative                                    36,180            27,912
   Minority interest                                                7,442                --

Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                           (320,390)          256,137
   Inventories                                                      4,106                --
   Other current assets                                           (37,049)               --
   Other assets                                                    (2,100)          (13,703)
   Increase (decrease) in:
      Accounts Payable and
      accrued expenses                                            154,883           215,100
   Customer Deposits                                               16,111            19,850
                                                             ------------      ------------
Total adjustments                                                 (55,144)        1,063,453
                                                             ------------      ------------
  Net cash provided by (used for)
   operating activities                                          (104,820)          273,890
                                                             ------------      ------------
Cash flows from investing activities:
 Investment in SMEI                                                    --        (1,655,325)
 Cash acquired in SMEI acquisition                                     --             5,159
 Purchase of property and equipment - net                              --            (7,875)
                                                             ------------      ------------
   Net cash (used) in investing activities                             --        (1,658,041)
                                                             ------------      ------------
Cash flows from financing activities:
  Exercise of Stock Options                                            --                --
  Loans from Stockholders & Officers                                   --           (49,700)
  Payment of Bank Notes                                                --            (3,750)
  Issuance of Convertible Debt                                         --         1,867,500
  Short term, net                                                      --          (120,000)
  Net borrowing (Payment)on Revolving AR credit facility          166,591          (367,000)
                                                             ------------      ------------
  Net cash (used in) provided by financing activities             166,591         1,327,050
                                                             ------------      ------------
  Net increase (decrease) in
  cash and cash equivalents                                        61,771           (57,101)
Cash and cash equivalents -
 beginning of period                                               53,997           192,681
                                                             ------------      ------------
Cash and cash equivalents -
 end of period                                               $    115,768      $    135,580
                                                             ============      ============
 Supplemental Information:
Interest Paid                                                $     54,527

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1- Organization and Summary of Significant Accounting Policies

a) Organization

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history SciDyn has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently SciDyn provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on our core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in "SMEI" in February 2005. With the SMEI acquisition, approximately 70% of the Company's revenues are derived from solution services.

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

The accompanying financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (86%) subsidiary of Science Dynamics acquired February 14, 2005. On February 14, 2005 the Company recorded on its Balance Sheet a Minority Interest Liability of $171,995 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $171,995 has since been reduced by $86,237 at March 31, 2006 giving effect to the SMEI's net operating results. The carrying value increased by $7,442 in the quarter ended March 31, 2006 giving effect to the portion of SMEI's net operating profit allocable to minority shareholders.

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

Note 2- Segment Reporting

Management views its business as two operating units, Technology Consulting Services and Technology Products.

                                             Three Months Ended      Three Months Ended
                                                March 31, 2006         March 31, 2005
                                             ------------------      ------------------
      Revenue
                     Technology Services     $          917,917                 441,123 (a)
                     Technology Products                423,890                 433,447
                                             ------------------      ------------------
                Total Consolidated Revenue   $        1,341,807      $          874,570 (a)
                                             ------------------      ------------------

      Gross Profit
                     Technology Services                439,670                 205,641 (a)
                     Technology Products                269,770                 323,838

                                             ------------------      ------------------
          Total Gross Profit                            709,439                 529,479 (a)
                                             ------------------      ------------------

       Assets
                     Technology Services     $        4,135,170 (b)           4,285,914
                     Technology Products                348,675                 392,722
                                             ------------------      ------------------
                Total Consolidated Assets    $        4,483,845 (b)  $        4,678,636
                                             ------------------      ------------------

(a) - Gross Profit for the three months ended March 31, 2005 reflects SMEI's operating results for the period from February 14, 2005, the date of the SMEI acquisition, to March 31, 2005

(b) - Includes $2,063,833 of Goodwill and $1,020,420 Intangibles, net related to the SMEI acquisition.

Note 3 - Employment Contracts

On July 14, 2005, Science Dynamics Corporation (the "Company") entered into an agreement dated July 1, 2005 terminating the Company's consulting agreement with Calabash Consultancy, Ltd ("Calabash"). Calabash is owned and controlled by Alan
C. Bashforth, Secretary and a director of the Company. Notwithstanding the termination, the 6,000,000 seven-year warrants (the "Warrants") with a strike price of $0.10 per share and the 2,000,000 options (the "Options") with a strike price of $0.05 granted to Calabash under the consulting agreement will remain in effect, subject to the following amendments:

(a) the right to exercise the Warrants will commence on March 31, 2006; and (b) the right to exercise the Options will expire March 31, 2008. The Company owes Calabash $125,000 in consulting fees under the consulting agreement. The Company agreed to pay such amount upon the earlier of: (a) the Company raising $1 million in new equity; or (b) March 31, 2006. Except as described above, the Company has no further obligations to Calabash or to Mr. Bashforth. The total amount of recorded liability to Calabash as of March 31, 2006 was $125,000 as stipulated in the agreement. The Company is past due on the $125,000 payment.at March 31, 2006. .

Mr. Paul Burgess CEO & President of the Company has waived his right to the base salary of $56,250 of his compensation as described in his employment agreement for the quarter ended March 31, 2006. Mr. Burgess and the board are presently renegotiating his contract going forward.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 4 - Notes payable

Notes payable consists of the following as of March 31, 2006 and December 31, 2005:

                                                                                  2006               2005
                                                                            ----------------------------------
      Face value $2,000,000, variable rate (8.0% at December 31, 2005)
      Secured Convertible Term Note, due in monthly payments of $60,606
      commencing June 30, 2005 (a)                                          $    1,478,642      $    1,442,462

      $400,000, 8.0% Secured Convertible Keshet Term Note (b)                      400,000             400,000
      8% Secured Convertible Laurus Term Note, originally due May 21,
      2003 (b)                                                                          --                  --
      Revolving credit facility (c)                                                369,442             202,851
      Notes Payable - Stockholders/Officers (d)                                    388,629             388,629
      Short term notes payable (e)                                                 234,000             234,000
                                                                            ----------------------------------
         Total notes payable                                                     2,870,713           2,667,942
      Less current maturities, associated with notes payable                    (2,870,713)         (2,667,942)
                                                                            ----------------------------------

      Long-term debt                                                        $           --      $           --
                                                                            ==================================

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

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Note and Warrants in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. Failure to file or become effective results in liquidating damages penalties of 2% per month of the face value of the Note. The Company has been in default on the note by not becoming effective on the registration statement by the required date and by not making the required monthly principal payments to Laurus since June 1, 2005. On November 21, 2005, the Company signed an amendment and waiver with Laurus waiving each Event of Default for our failure to pay accrued interest, and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC. As consideration of the waiver, the Company issued to Laurus a seven year warrant to purchase 3,000,000 shares of the common stock of the Company with an exercise price of $0.075 per share. The Company further agreed to file a Registration Statement to register the shares of Common Stock that may be issued upon exercise of the Additional Warrant within 90 days of the date of the waiver. The Amendment and Waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant. The Company allocated the fair value of the Additional Warrant to deferred finance costs ($42,275) and derivative expense ($5,725) on a relative fair value basis. The additional deferred finance costs is being amortized through periodic charges to interest expense using the effective interest method which commenced in the fourth fiscal quarter of 2005.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the basis from the 2005 Laurus Agreements was allocated to embedded derivative features indexed to the Company's common stock (consisting of the conversion and interest reset features) in the amount of $444,920, and the Warrant, in the amount, in the amount of $270,000. See Derivative Financial Instruments, below. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $1,285,080. The debt is being amortized through charges to interest expense over the debt term using the effective method. Amortization during the three months ended March31, 2006 amounted to $36,180.

The Company is currently in default on the note with Laurus in that it didn't make principal and interest payments when due. As of May 2006, the Company is in arrears on its monthly principal payments of $60,606 for Jan 2006 , Feb 2006, Mar 2006 , Apr 2006 and May 2006, and interest for March and April 2006 totaling $36,055.

Laurus agreed to waive all the events of default upon the Company remitting the March and April overdue interest. The overdue interst of $36,055 was paid May 4, 2006. As a result, the Company did not accrue any fees or default interest as of March 31, 2006.

(b) 2001 Laurus and Keshet Financing Agreements

On May 21, 2001, the Company entered into concurrent financing arrangements, each bearing similar terms and conditions, with Laurus and Keshet Capital for $1,000,000 and $400,000, respectively. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company's common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 727,273 (relative to the Laurus arrangement) and 290,908 (relative to the Keshet Arrangement) shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43. The Keshet notes, which remain outstanding as of March 31, 2006 are in default.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

(c) Revolving Line of credit

As part of the "SMEI" acquisition the Company assumed a Revolving Line of Credit with United Bank. The Revolving Line of credit with United Bank was refinanced November 7, 2005 with a new Line of Credit with Presidential Financial Group. The Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured by SMEI's accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. The total outstanding balance on this facility as of March 31, 2006 was $369,442.

(d) Notes Payable Stockholders/officers

The Company assumed a short term note in the amount of $35,000 as part of the SMEI acquisition from the CEO. The loan bears interest at 18% per annum. The Company also borrowed an additional $175,000, these notes bear interest at 10% per annum. The total amount due at March 31, 2006 is $228,551 including interest. The notes are unsecured demand notes and may be collected by the lender at any time. The notes are subordinate to the bank line of credit.

The Company has other short-term loans payable to various stockholders and officers of the Company amounting to $165,328, these notes bear interest at 8% per annum. The notes are unsecured demand notes.

(e) Short term notes

At March 31, 2006 the Company had $234,000 in short term notes. These loans are collateralized by the future sale of the New Jersey Net Operating Loss in 2006. These notes bear interest at 20% per annum.

Note 5 - Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement and the 2001 Keshet Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 63,072,421 and 36,509,283 shares of the Company's common stock as of March 31, 2006 and 2005, respectively, and are carried at fair value. The following tabular presentation sets forth information about the derivative instruments for the three months ended March 31, 2006 and 2005:

March 31, 2006:

                                           Conversion
                                             Features           Warrants           Total
                                         ----------------------------------------------------
Net liabilities as of March 31, 2006     $     (255,462)    $     (207,000)    $     (462,462)
                                         ====================================================
Derivative income (loss):                $           --     $           --     $           --
                                         ====================================================

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

March 31, 2005:

                                           Conversion
                                             Features           Warrants           Total
                                         ----------------------------------------------------
                                         ====================================================
Derivative income (loss):                $     (394,836)    $     (138,000)    $     (532,836)
                                         ====================================================

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in Black Scholes Models included: Conversion or Strike Prices ranging from $0.10--$1.43; Volatility Factors-35.50% - 41.88 based upon forward terms of instruments; Terms-remaining term for all instruments; and, Risk Free rate-4.88%. Fair value for forward-based features (principally the interest reset feature) is determined using the income approach; generally discounted cash flows.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives. Significant assumptions included in the Flexible Monte Carlo included: Conversion or Strike Prices ranging from $0.06--$0.10; Volatility Factors-40.70% to 41.88% based upon forward terms of instruments; Terms-remaining term for all instruments; equivalent interest rate risk ranging from 3.10% to 3.41% and equivalent yield rate ranging from 12.15% to 13.15%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Note 6 - Restatements

                                                               For the three months
                                                                       ended
                                                                  March 31, 2005
                                                                 ----------------
      Net Loss Applicable to Stockholders,  as previously
      reported                                                          ($228,815)
                                                                 ----------------
      Adjustments:
      Derivative expense                                                  560,748
                                                                 ----------------
      Net Loss Applicable to Stockholders, as restated                   (789,563)
                                                                 ----------------
      Basic and Diluted Loss per Common Share (as previously
      reported)                                                            ($0.00)
                                                                 ----------------
      Basic and Diluted Loss per Common Share (as Restated)                ($0.01)
                                                                 ----------------

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

The Fair Value adjustments included in the restated consolidated statement of operations for the quarter ended March 31, 2005 are as follows:

         Interest expense                       ($27,912)
         Less Derivative Expense               ($532,836)
                                               ---------
         Net Adjustment                        ($560,748)
                                               ---------

The interest expense adjustment is included under the caption interest expense and the derivative expense is reflected as a separate caption on the 2005 restated consolidated statement of operations.

Note 7 - Recent Accounting Pronouncements.

The Company believes that any new accounting pronouncements since December 31, 2005, will not have an affect on the Company's financial statements.

Note 8 - Subsequent Events

Default of Laurus Note

As of May 4, 2006, the Company was in default on the note since it didn't pay the monthly principal payments of $60,606 due on the 1st of January, February, March, April and May 2006 and because the required registration statement was not declared effective. Additionally, the Company was in arrears on the March 2006 and April 2006 interest payments totaling $36,055. As a result, the Company was potentially liable for fees and interest of 2% per month accruing on all outstanding obligations and 130% of the outstanding principal if an agreement to waive the existing events of default was not reached.

Effective May 4, 2006, Laurus agreed to waive each existing Event of Default under the terms of the Term Note upon receiving payment of the overdue interest of $36,055. The overdue interest of $36,055 was paid to Laurus on May 4, 2006. As a result, the Company did not record any liabilities in the quarter ended March 31, 2006 related to default fees or penalties.

Private Placement - Equity Financing

      Between April 14, 2006 and May 11, 2006 the Company raised $1.4 million of gross proceeds from the sale of common stock and warrants to purchase additional shares of common stock to various accredited investors in private placement transactions. The Company sold an aggregate of 23,231,733 shares of common stock and warrants to purchase 11,615,867 shares of common stock. Each unit is comprised of 100 shares and 50 warrants to purchase one shares of common stock with an exercise price of $0.12 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $6.00, or $0.06 per share.

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

GENERAL OVERVIEW

      Science Dynamics Corporation was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering technologically advanced telecommunication solutions for over twenty-five years and recently expanded our product offering to include IT solutions with the acquisition of 86% of Systems Management Engineering, Inc. ("SMEI") on February 14, 2005.

      We have completely and successfully integrated SMEI with our operations and as a result we are realizing SG&A synergies that have improved the Company's bottom line performance. As a result, the Company generated positive EBITDA (earnings before interest, taxes, depreciation and amortization) of $173,329 in the first quarter of 2006. Most importantly, the acquisition enabled us to leverage the capabilities of both companies in product development and customer reach which we believe, combined with the cost efficiencies, moves us closer to profitability.

      We were encouraged by the improved results in the first quarter specifically by the $1,341,807 in revenues and the positive EBITDA of $173,329 realized in the first fiscal quarter of 2006. Revenue increased 53.4% from $874,570 in the quarter ended March 31, 2005 compared to $1,341,807 in the quarter ended March 31, 2006. The Company generated positive EBITDA of $173,329 for the quarter ended March 31, 2006 compared to an EBITDA loss of $126,220 in the quarter ended March 31, 2005. Management believes the improvement in our EBITDA highlights the positive contribution made by SMEI. Our priorities in 2006 are to further increase sales revenue, pursue further strategic acquisitions and improve the bottom line. Currently our total contract backlog is over $16 million on government contracts ranging up to 5 years, giving the Company a strong contractual base to grow our existing revenue base.

      We intend to expand our sales efforts both within the federal government software solutions space and commercial accounts. We plan on building upon our recent success in these markets by expanding our marketing efforts through our direct sales strategy. Our team is driven to increase shareholder value through both organic growth and acquisitions throughout the year. With regards to our acquisition strategy, we will continue to pursue profitable companies with proprietary products and services we can sell to our existing customers and which have synergies with our existing business.

      Subsequent to the close of the first quarter the company has raised approximately $1.4M in equity from a group of accredited investors. The company plans to use the proceeds to expand its acquisition strategy, reduce debt, reduce the convertible debenture held by Laurus Master Fund, Ltd. ("Laurus") and for general working capital. The company will continue to identify financing opportunities that provide the company with the opportunity to expand our business model and increase shareholder value.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Sales:

      Sales were $1,341,807 during the three months ended March 31, 2006, compared to $874,570 for the three months ended March 31 2005, representing an increase of $467,237 or 53.4%. The overall increase in revenues attributable to the SMEI acquisition (February 2005) was $400,379 derived primarily from the Technology Consulting Services segment. Sales for the Technology Consulting Services segment increased by $476,794, or 108%, from $441,123 in the three months ended March 31, 2005 to $917,917 in the three months ended March 31, 2006.Sales for the Technology Products segment decreased slightly by $9,557, or 2%, from $433,447 in the three months ended March 31, 2005 to $423,890 in the three months ended March 31, 2006.

Cost of Sales:

      Cost of sales for the Technology Consulting Services segment consist of employee salaries and outside consulting fees, and other direct costs chargeable to contract These costs increased by $242,765, or 103%, from $235,483 in the three months ended March 31, 2005 to $478,248 in the three months ended March 31, 2006 due to the acquisition of SMEI during February 2005. Cost of sales for the Technology Products segment consist of employee salaries and computer hardware. These costs increased by $44,511, or 41%, from $109,609 in the three months ended March 31, 2005 to $154,120 in the three months ended March 31, 2006. Cost of sales increased in the technology products due to an increase in subcontracting expenses needed for a large order.

Gross Margin:

      Gross Margin increased by $179,960 or 34% from $529,479 for the quarter ended March 31, 2005 to $709,439 for the quarter ended March 31, 2006. Total Gross Margin, as a percent of revenues, was 52.9% for the quarter ended March 31 2006 versus 60.5% in the quarter ended March 31, 2005 . The decrease was attributable to the increased revenue from the Technology consulting Services business, which has lower margins compared to the Technology Products business.. Gross margin is higher in the Technology product segment vs. consulting segment, since consulting is labor intensive.

Research and Development Expenses:

      Research  and  development  expenses  consist  primarily  of salaries  and
related   personnel   costs,   and  consulting   fees  associated  with  product
development.

      For the quarter ended March 31, 2006, Research and development expenses increased to $109,134 compared to $95,147 for the quarter ended March 31, 2005.

      Management believes that continual enhancements of the Company's products will be required to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products. Our Research and Development focuses on the development of technologies utilizing IP telephony and IP communications

Selling, General and Administrative Expenses:

      Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions and marketing, and facilities costs.

      For the quarter ended March 31, 2006 SG&A expenses decreased to $504,606 compared to $585,872 for the three months ended March 31, 2005. The decrease was primarily attributable to a combination of synergy savings from integrating SMEI, cost reductions and changes in executive compensation. The Company incurred savings in the reduction of administrative and IT staff.

Derivative Expenses:

      During the quarter ended March 31, 2005 the Company incurred $532,836 of expenses related to embedded conversion features and warrants issued in connection with a financing transaction conducted during the that quarter with Laurus, the proceeds from which were primarily used to fund the acquisition of SMEI. The expenses incurred from these derivative instruments are described further in Note 5 to the accompanying unaudited consolidated financial statements. There were no similar expenses incurred during the quarter ended March 31, 2006.

Interest Expense:

      Interest expense consists of interest paid and accrued on outstanding convertible notes, notes payable, interest due on loans from stockholders.

      Interest Expense increased to $129,870 for the three months ended March 31, 2006 compared to $105,186 for the three months ended March 31, 2005. The increase is attributable to carrying the $2,000,000 Laurus convertible note for the entire quarter and an increase in our revolving line of credit.

Finance Expense:

      Finance expense recorded in the three months ended March 31, 2006 was $8,043. This expense resulted from the amortization of deferred finance costs related to the $2 million principal amount Secured Convertible Term Note issued to Laurus.

Net Loss:

      As a result of the above-described factors, the Company's net loss for the three months ended March 31, 2006 decreased significantly to $49,676 compared to a net loss of $789,562 for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      For the three months period ended March 31, 2006, cash and cash equivalents increased to $115,768 from $53,997 at December 31, 2005. Net cash used by operating activities was $104,820 for the three months ended March 31, 2006 compared to net cash provided by operating activities of $273,890 in the corresponding three month period ended March 31, 2005. This consisted of a net loss of $49,676, an increase in our accounts receivable of $320,390,, an increase in other assets of $39,149 partially offset by non-cash items amounting to $129,295,(depreciation, Amortization of intangibles, derivative interest and financing cost) a decrease in inventory of $4,106, an increase in customer deposits of $16,111 and an increase in the Company's accounts payable and accrued expenses of $154,883.

      Net cash provided by financing activities was $166,591 for the three months ended March 31, 2006 compared to $1,327,050 in the corresponding three months ended March 31, 2005. During the quarter ended March 31, 2005 and in connection with the acquisition of SMEI, and additional working capital the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus for the sale of a $2,000,000 principal amount secured convertible term note. For the current quarter ended March 31, 2006, the Company increased the outstanding balance on its Revolving Credit facility by $166,591. The revolving credit facility is based on the accounts receivable of the Company's software consulting division. The outstanding balance on the line as of March 31, 2006 was $369,442.

Subsequent Events

      On May 16, 2006, the Company entered into an agreement with Laurus, pursuant to which, effective May 4, 2006, Laurus waived each Event of Default pursuant to that certain Secured Convertible Term Note dated February 11, 2005 that has arisen under Section 4.1 of the Note as a result of the failure of the Company to comply with: (i) Section 1.2 of the Note from January 1, 2006 through May 1, 2006 (overdue principal), and (ii) Section 1.1(a) of the Note from March 1, 2006 through April 1, 2006 (overdue interest). If Laurus had not waived such events of default, the Company would have been liable for substantial default fees and interest of approximately $600,000 and $40,000 per month, respectively.

      As of March 31, 2006 the Company lacked sufficient liquidity to support the debt service on its outstanding secured convertible term note and its other debts coming due in the next twelve months. The Company's management estimates that as of March 31, 2006, the Company needed at least $2,500,000 of financing to settle the outstanding secured convertible term note held by Laurus and to provide an adequate level of working capital to support operations for the subsequent twelve months. Towards that objective, between April 14, 2006 and May 11, 2006 the Company raised $1.4 million of gross proceeds from the sale of common stock and warrants to purchase additional shares of common stock to various accredited investors in private placement transactions. The Company sold an aggregate of 23,231,733 shares of common stock and warrants to purchase 11,615,867 shares of common stock. Each unit is comprised of 100 shares and 50 warrants to purchase one shares of common stock with an exercise price of $0.12 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $6.00, or $0.06 per share.

      Additionally, The Company is in ongoing discussions with Laurus to renegotiate the terms of outstanding secured convertible term note. The Company's management believes that the Company's anticipated cash flows from operations, the funds available from SMEI's Accounts Receivable Credit Facility and additional funds from financing activities totaling $1.1 million together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months. If the Company is not successful at either renegotiating or refinancing the secured convertible term note held by Laurus or raising the additional equity financing needed, Laurus will, among other things, have the right to declare all sums owing to it under the secured convertible term note immediately due and payable and it may take immediate possession of all of our assets and all of the assets of our subsidiaries, including SMEI. If this were to occur, we most likely would be forced to discontinue operations.

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

Basis of Financial Statement Presentation -The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing. The Company plans to address the going concern by replacing debt with equity and continuing to grow the company with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

Principles of Consolidation- The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests.

ITEM 3. CONTROLS AND PROCEDURES.

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is:
(1) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change to the Company's internal controls or in other factors that could affect these controls during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      The Company is not a party to any pending legal proceeding, nor is the Company's property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of its business. None of the Company's directors, officers or affiliates is involved in a proceeding adverse to the Company's business or has a material interest adverse to the Company's business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      On May 21, 2001, the Company entered into concurrent debt financing arrangements, each bearing similar terms and conditions, with Laurus Master Fund, Ltd. and Keshet Capital for proceeds of $1,000,000 and $400,000, respectively. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company's common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 727,273 (relative to the Laurus arrangement) and 290,908 (relative to the Keshet arrangement) shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43. The Keshet notes, which remain outstanding as of March 31, 2006 are in default.

      Until May 4, 2006, the Company was in default on a secured convertible term note held by Laurus Master Fund, Ltd. due to the failure to make required monthly principal payments of $60,606 due on the 1st of January, February, March, April and May 2006 and because the required registration statement was not declared effective. Additionally, the Company was in arrears on the March 2006 and April 2006 interest payments on the secured convertible term note totaling $36,055. As a result, the Company was potentially liable for fees and interest of 2% per month accruing on all outstanding obligations and 130% of the outstanding principal if an agreement to waive the existing events of default was not reached.

      Effective May 4, 2006, Laurus Master Fund, Ltd. agreed to waive each existing event of default under the terms of the secured convertible term note upon receiving payment of the overdue interest of $36,055. The overdue interest of $36,055 was paid to Laurus Master Fund, Ltd. on May 4, 2006 As a result, the Company did not record any liabilities in the quarter ended March 31, 2006 related to default fees or penalties.

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

                                        SCIENCE DYNAMICS CORPORATION


          Date: May 22, 2006            By: /s/ Paul Burgess
                                            ------------------------------------
                                            Paul Burgess
                                            Chief Executive Officer


          Date: May 22, 2006            By: /s/ Joe Noto
                                            ------------------------------------
                                            Joe Noto
                                            Chief Financial Officer