Form 10QSB
period 2006-06-30
SCIENCE DYNAMICS CORP
filed 2006-08-17
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                          SCIENCE DYNAMICS CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                           22-2011859
                  --------                           ----------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


                      7150 N. PENNSAUKEN, NEW JERSEY 08109
                      ------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2006, the issuer had 113,980,767 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements..............................................  1
                    Consolidated Balance Sheets..............................  1
                    Consolidated Statements of Operations....................  2
                    Consolidated Statements of Cash Flows....................  3
                    Notes to Consolidated Financial Statements...............  4
Item 2.    Management's Discussion and Analysis or Plan of Operation......... 11
Item 3.    Controls and Procedures........................................... 15

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 15
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 15
Item 3.    Defaults Upon Senior Securities................................... 15
Item 4.    Submission of Matters to a Vote of Security Holders............... 15
Item 5.    Other Information................................................. 15
Item 6.    Exhibits.......................................................... 15

SIGNATURES................................................................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
                                                       2006             2005
                                                    Unaudited         Audited
                                                  ------------     ------------

ASSETS

Current assets:
   Cash and cash equivalents                      $    813,895     $     53,997
   Accounts receivable - trade                         875,904          706,255
   Inventories                                           1,943            6,049
   Other current assets                                230,077          190,581
                                                  ------------     ------------
      Total current assets                           1,921,819          956,882
                                                  ------------     ------------

Property and equipment, net                                 --           35,279
Goodwill                                             2,063,833        2,063,833
Other Intangibles, net                                 963,730        1,077,110
Other assets                                            21,313           19,213
                                                                             --
                                                  ------------     ------------
      Total assets                                $  4,970,695     $  4,152,317
                                                  ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Customer deposits                              $     15,000     $    150,199
   Accounts payable                                    706,068          986,505
   Accrued expenses                                  1,010,663        1,084,555
   Current maturities notes payable                  2,638,149        2,667,942
   Derivative Liability                                449,017          462,462
                                                  ------------     ------------
      Total current liabilities                      4,818,897        5,351,663

Minority Interest                                       92,337           78,316

Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                         --               --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      113,106,567 and 89,841,498 issued
      112,980,767 and 89,715,698 outstanding
      in 2006 and 2005 respectively                  1,131,066          898,415

   Additional paid-in capital                       19,962,235       18,800,980

   (Deficit)                                       (20,636,007)     (20,579,224)
                                                  ------------     ------------
                                                       457,294         (879,829)
   Common stock held in treasury, at cost             (397,833)        (397,833)
                                                  ------------     ------------
   Total shareholders' equity (Deficit)                 59,461       (1,277,662)
                                                  ------------     ------------
   Total liabilities and shareholders'
   Equity                                         $  4,970,695     $  4,152,317
                                                  ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Six Month's                  Three Month's Ended
                                                                  Ended                          June 30,
                                                                June 30,
                                                          2006            2005             2006             2005
                                                                     "As Restated"                     "As Restated"
Sales - Technology Products                         $    801,886     $    755,214     $    377,996     $    321,767
Sales - Technology Services                            1,882,675        1,374,350          964,758          933,227
                                                    ------------     ------------     ------------     ------------
            Total Sales                                2,684,561        2,129,564        1,342,754        1,254,994

Cost of Sales - Technology  Products                     269,820          214,006          115,700          104,397
Cost of Sales - Technology  Services                     923,924          760,242          445,676          524,759
                                                    ------------     ------------     ------------     ------------
            Total Cost of Sales:                       1,193,744          974,248          561,376          629,156

             Total Gross Profit                        1,490,817        1,155,316          781,378          625,838

Operating Expenses:
             Research and development                    218,269          195,966          109,135          100,819
             Selling, general and administrative       1,061,197        1,283,180          556,590          697,307
                                                    ------------     ------------     ------------     ------------
                                                       1,279.466        1,479,146          665,725          798,126

Operating Income (Loss) before other income              211,351         (323,830)         115,653         (172,288)
(expenses)

Other income (expenses):
            Interest Expense                            (264,753)        (367,795)        (134,864)        (262,609)
            Other income                                  13,506                            13,505               --
            Derivative income (expense)                   13,445         (239,692)          13,445          298,871
            Finance Expense                              (16,309)              --           (8,266)              --
            Minority interest                            (14,021)          13,717           (6,579)          13,717
                                                    ------------     ------------     ------------     ------------
                 Total Other Expense                    (268,133)        (593,770)        (122,759)          49,979
                                                    ------------     ------------     ------------     ------------

Net(Loss)                                           $    (56,782)    $   (917,600)    $     (7,106)    $   (122,309)
                                                    ------------     ------------     ------------     ------------


Net Loss per Common Share -Basic                    $      (0.00)    $      (0.01)    $      (0.00)    $      (0.00)
Net Loss per Common Share -Diluted                  $      (0.00)    $      (0.01)    $      (0.00)    $      (0.00)

Weighted average shares outstanding -Basic            93,719,010       78,908,206       97,596,521       87,334,473
Weighted average shares outstanding -Diluted          93,719,010       78,908,206       97,596,521       87,334,473


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended June 30,
                                                                                           2006            2005
                                                                                       -----------     -----------
Cash flows from operating activities:
   Net (Loss)                                                                          $   (56,782)    $  (917,600)
                                                                                       -----------     -----------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                            148,659          60,977
   Non-Cash items                                                                                               --
      Financing expense non cash                                                            16,309              --
   Minority interest                                                                        14,021         (13,717)
   Derivative income & expense including interest expense attributed to Derivatives         65,887         325,604
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                                   (169,650)         46,201
    Inventories                                                                              4,106          24,000
    Other assets                                                                           (57,905)        (16,808)
     Increase (decrease) in:
     Accounts Payable and

        accrued expenses                                                                  (254,328)        448,438
        Deferred Income                                                                                         --
     Customer Deposits                                                                    (135,199)         50,000
                                                                                       -----------     -----------
Total adjustments                                                                         (368,100)        924,695
                                                                                       -----------

Net cash (used in )provided by

  operating activities                                                                    (424,882)          7,095
                                                                                       -----------     -----------
Cash flows used in investing activities:
 Investment in SMEI                                                                             --      (1,655,325)
 Acquired Cash SMEI                                                                             --           5,159
 Purchase of property and equipment                                                             --          (7,875)
                                                                                       -----------     -----------
   Net cash (used) in investing activities                                                      --      (1,658,041)
                                                                                       -----------     -----------
Cash flows from financing activities:
  Loans from Stockholders /Officers                                                             --         (86,240)
  Bank note UB term Loan                                                                        --         (15,000)
  Issuance of Convertible Debt net of fees                                                      --       1,868,896
  Issuance of Common shares, net of fees                                                 1,293,906              --
  Short term notes payable                                                                (209,000)       (100,000)
Revolving AR Credit facility                                                                99,875        (197,000)
                                                                                       -----------     -----------
   Net cash provided by (used in) financing activities                                   1,184,781       1,470,656
                                                                                       -----------     -----------
   Net increase (decrease) in                                                              759,899        (180,290)
   cash and cash equivalents
Cash and cash equivalents -                                                                 53,997         192,681
                                                                                       -----------     -----------
 beginning of period

Cash and cash equivalents -
 end of period                                                                         $   813,895     $    12,391
                                                                                       ===========     ===========
Supplemental Information:
 Interest paid                                                                             100,875


The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) ORGANIZATION

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history SciDyn has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently SciDyn provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in "SMEI" in February 2005. With the SMEI acquisition, approximately 70% of the Company's revenues are derived from solution services.

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

The accompanying financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (86%) subsidiary of Science Dynamics acquired February 14, 2005. On February 14, 2005 the Company recorded on its Balance Sheet a Minority Interest Liability of $171,995 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $171,995 has since been reduced by $79,658 at June 30, 2006 giving effect to the SMEI's net operating results. The carrying value increased by $14,021 in the six months ended June 30, 2006 giving effect to the portion of SMEI's net operating profit allocable to minority shareholders.

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

NOTE 2- SEGMENT REPORTING

Management views its business as two operating units, Technology Products and Technology Services.

                                              Six Months Ended Six Months Ended
                                                June 30, 2006   June 30, 2005
                                                 ----------      ----------
Revenue
                        Technology Products      $  801,886         755,214
                        Technology Services       1,882,675       1,374,350  (a)
                                                 ----------      ----------
                   Total Consolidated Revenue    $2,684,561      $2,129,564  (a)
                                                 ----------      ----------

Gross Profit
                        Technology Products         532,066         541,208
                        Technology Services         958,751         614,108  (a)

                                                 ----------      ----------
         Total Gross Profit                       1,490,817       1,155,316  (a)
                                                 ----------      ----------


(a) - Gross Profit for the six months ended June 30, 2005 reflects SMEI's operating results for the period from February 14, 2005, the date of the SMEI acquisition, to June 30, 2005

NOTE 3 - EMPLOYMENT CONTRACTS

Mr. Paul Burgess CEO & President of the Company has waived his right to the base salary of $112,500 of his compensation as described in his employment agreement for the six month's ended June 30, 2006. Mr. Burgess and the board are presently renegotiating his contract going forward.

NOTE 4 - NOTES PAYABLE

Notes payable consists of the following as of June 30, 2006 and December 31, 2005:

                                                                                2006            2005
                                                                            ---------------------------
Face value $2,000,000, variable rate (8.0% at December 31, 2005) Secured
Convertible Term Note, due in monthly payments of $60,606
commencing June 30, 2005 (A)                                                $ 1,521,794     $ 1,442,462
                                                                                                     --
$400,000, 8.0% Secured Convertible Keshet Term Note (B)                         400,000         400,000
8% Secured  Convertible  Laurus  Term Note,  originally  due May 21,
2003 (B)                                                                             --              --
Revolving credit facility (C)                                                   302,726         202,851
Notes Payable - Stockholders/Officers (D)
                                                                                213,629         388,629
Short term notes payable (E)                                                    200,000         234,000
                                                                            ---------------------------
   Total notes payable                                                        2,638,149       2,667,942
Less current maturities, associated with notes payable                       (2,638,149)     (2,667,942)
                                                                            ---------------------------

Long-term debt                                                              $        --     $        --
                                                                            ===========================

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

Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock to be issued upon conversion of the Note and Warrants in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. Failure to file or become effective results in liquidating damages penalties of 2% per month of the face value of the Note. The Company has been in default on the note by not becoming effective on the registration statement by the required date and by not making the required monthly principal payments to Laurus since June 1, 2005. On November 21, 2005, the Company signed an amendment and waiver with Laurus waiving each Event of Default for our failure to pay accrued interest, and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC. As consideration of the waiver, the Company issued to Laurus a seven year warrant to purchase 3,000,000 shares of the common stock of the Company with an exercise price of $0.075 per share. The Company further agreed to file a Registration Statement to register the shares of Common Stock that may be issued upon exercise of the Additional Warrant within 90 days of the date of the waiver. The Amendment and Waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant. The Company allocated the fair value of the Additional Warrant to deferred finance costs ($42,275) and derivative expense ($5,725) on a relative fair value basis. The additional deferred finance costs is being amortized through periodic charges to interest expense using the effective interest method which commenced in the fourth fiscal quarter of 2005.

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the basis from the 2005 Laurus Agreements was allocated to embedded derivative features indexed to the Company's common stock (consisting of the conversion and interest reset features) in the amount of $444,920, and the Warrant, in the amount, in the amount of $270,000. See Derivative Financial Instruments, below. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $1,285,080. The debt is being amortized through charges to interest expense over the debt term using the effective method. Amortization during the six months ended June 30, 2006 amounted to $79,332.


(B) 2001 LAURUS AND KESHET FINANCING AGREEMENTS

On May 21, 2001, the Company entered into concurrent financing arrangements, each bearing similar terms and conditions, with Laurus and Keshet Capital for $1,000,000 and $400,000, respectively. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company's common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 727,273 (relative to the Laurus arrangement) and 290,908 (relative to the Keshet Arrangement) shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43. The Keshet notes, which remain outstanding as of June 30, 2006 are in default.

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

(C) REVOLVING LINE OF CREDIT

On November 7, 2005 the Company opened a Line of Credit with Presidential Financial Group. The Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured by SMEI's accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. The total outstanding balance on this facility as of June 30, 2006 was $302,726.

(D) NOTES PAYABLE STOCKHOLDERS/OFFICERS

The Company has other short-term loans payable to various stockholders and officers of the Company amounting to $213,629, these notes bear interest ranging from 8% to 18% per annum. The notes are unsecured demand notes.

(E) SHORT TERM NOTES

At June 30, 2006 the Company has $200,,000 in short term notes. These loans are collateralized by the future sale of the New Jersey Net Operating Loss in 2006. These notes bear interest at 20% per annum.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement and the 2001 Keshet Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 59,711,076 and 32,821,172 shares of the Company's common stock as of June 30, 2006 and 2005, respectively, and are carried at fair value. The following tabular presentation sets forth information about the derivative instruments for the six months ended June 30, 2006 and 2005:




June 30, 2006:
                             Conversion
                              Features        Warrants       Total
                             ----------------------------------------
Net liabilities              $(242,017)    $   (207,000)   $(449,017)
                             =======================================
Derivative income (loss):    $  13,445     $         --    $  13,445
                             =======================================

June 30, 2005:
                             Conversion
                              Features        Warrants       Total
                             -----------------------------------------
Net liabilities              $  (670,179)  $  (354,000)    $(1,024,179)
                             =========================================
Derivative income (loss):
                             $   236,726   $     8,145     $   244,871
                             =========================================


Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $0.06--$0.11; volatility factors ranging from 35.50% - 41.88% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate of 4.88%. Fair value for forward-based features (principally the interest reset feature) is determined using the income approach; generally discounted cash flows.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives. Significant assumptions included in the Flexible Monte Carlo included: conversion or strike prices ranging from $0.06--$0.10; volatility factors ranging from 40.70% to 41.88% based upon forward terms of instruments; terms-remaining term for all instruments; equivalent interest rate risk ranging from 3.10% to 3.41% and equivalent yield rate ranging from 12.15% to 13.15%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.


NOTE 6 - RESTATEMENTS

--------------------------------------------------------------------------------
                                                For the           For the
                                                -------           -------
                                              six months        three months
                                              ----------        ------------
                                                 ended             ended
                                                 -----             -----
                                             June 30, 2005     June 30, 2005
                                             -------------     -------------
--------------------------------------------------------------------------------
Net Loss Applicable to Stockholders,
as previously reported                         ($591,996)        ($363,180)
                                               ---------         ---------
--------------------------------------------------------------------------------
Adjustments:
--------------------------------------------------------------------------------
Derivative income (expense)                    ($325,604)          240,871
                                               ---------         ---------
--------------------------------------------------------------------------------
Net Loss Applicable to Stockholders,
as restated                                    ($917,600)         (122,309)
                                               ---------         ---------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share
(as previously reported)                       ($   0.01)        ($   0.00)
                                               ---------         ---------
--------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share
(as Restated)                                  ($   0.01)        ($   0.00)
                                               ---------         ---------
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

The Fair Value adjustments included in the restated consolidated statement of operations for the six and three month's ended June 30, 2005 are as follows:

---------------------------------------------------------------------------
                                           For the six       For the three
                                           months ended      months ended
                                          June  30, 2005     June 30, 2005
---------------------------------------------------------------------------
Interest expense                            ($ 85,912)        ($ 58,000)
---------------------------------------------------------------------------
Derivative income (expense)                 ($239,692)        $ 298,871
---------------------------------------------------------------------------
Net Adjustment                              ($325,604)        $ 240,871
---------------------------------------------------------------------------

The interest expense adjustment is included under the caption interest expense and the derivative expense is reflected as a separate caption on the 2005 restated consolidated statement of operations.

NOTE 7 - PRIVATE PLACEMENT - EQUITY FINANCING

      Between April 14, 2006 and May 11, 2006 the Company sold 23,231,733 shares of common stock and 11,615,867 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received $1,293,906 and converted $100,000 of accrued expenses for a total of $1,393,906.. Each unit is comprised of 100 shares and 50 warrants to purchase one shares of common stock with an exercise price of $0.12 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $6.00, or $0.06 per share.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS.

The Company believes that any new accounting pronouncements since December 31, 2005, will not have an affect on the Company's financial statements.


NOTE 9 - SUBSEQUENT EVENTS

RENEGOTIATION OF LAURUS DEBENTURE

      On July 21, 2006, the Company entered into a forbearance agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, Laurus waived certain Events of Default under the Secured Term Note dated February 11, 2005 (the "Term Note") and the related documents executed in connection with the Term Note and forebear from enforcing its remedies as a result of the occurrence of the events of default. The Company paid $500,000 and issued 1,000,000 shares of its common stock to Laurus upon execution of the Forbearance Agreement. In addition, pursuant to the terms of the Forbearance Agreement, the Company agreed to pay $250,000 in cash and issue 8,333,333 shares of its common stock by August 1, 2006 or pay at least $2,000,000 of the Principal Amount of the term Note through conversion or cash payment on or before August 31, 2006. In addition the Company agreed to change the conversion price from $0.10 to $0.06 on the first $500,000 converted.

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

GENERAL OVERVIEW

      Science Dynamics Corporation was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over twenty-five years and recently expanded our product offering to include IT solutions with the acquisition of 86% of Systems Management Engineering, Inc. ("SMEI") on February 14, 2005.

      During 2006 the company has continued to demonstrate improved bottom line performance. The positive EBITDA (earnings before interest, taxes, depreciation and amortization) of $186,681 in the second quarter of 2006 is the second consecutive quarter the company has been EBITDA positive. These results are especially encouraging when compared to the same period a year ago at which time the company had an EBITDA loss of ($136,630). The company's improved results are a direct reflection of the company's efforts to manage our costs effectively and continue to build on our existing contracts.

      We intend to continue the expansion of our sales efforts both within the federal government secure software solutions space and commercial accounts. We continue to build upon our recent success in these markets by expanding our marketing efforts through our direct sales strategy. Our strong contract backlog has given us an opportunity to expand our existing revenue base. Our team is driven to increase shareholder value through both organic growth and acquisitions throughout the year. With regards to our acquisition strategy, we will continue to pursue profitable companies with proprietary products and services we can sell to our existing customers and which have synergies with our existing business.

      Between April 14, 2006 and May 11, 2006 the Company sold 23,231,733 shares of common stock and 11,615,867 warrants to purchase additional shares of common stock to various accredited investors in a private placement. The Company received $1,293,906 and converted $100,000 of accrued expenses for a total of $1,393,906. Each unit is comprised of 100 shares and 50 warrants to purchase one shares of common stock with an exercise price of $0.12 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $6.00, or $0.06 per share.

      On July 21, 2006, the Company entered into a forbearance agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, Laurus waived certain Events of Default under the Secured Term Note dated February 11, 2005 (the "Term Note") and the related documents executed in connection with the Term Note and forebear from enforcing its remedies as a result of the occurrence of the events of default. The Company paid $500,000 and issued 1,000,000 shares of its common stock to Laurus upon execution of the Forbearance Agreement. In addition, pursuant to the terms of the Forbearance Agreement, the Company agreed to pay $250,000 in cash and issue 8,333,333 shares of its common stock by August 1, 2006 or pay at least $2,000,000 of the Principal Amount of the term Note through conversion or cash payment on or before August 31, 2006. In addition the Company agreed to change the conversion price from $0.10 to $0.06 on the first $500,000 converted.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005


SALES:

      Total sales for the three months ended June 30, 2006 increased by $87,760 or 7.0% to $1,342,754 compared to $1,254,994 for the three months ended June 30, 2005. This consisted of technology product revenues of $377,996 or 28.2% of total sales and technology service revenues of $964,758 or 71.8% of the total.

      Total sales for the six months ended June 30, 2006 were $2,684,561 compared to $2,129,564 for the six months ended June 30, 2005, representing an increase of $554,997 or 26.1% in sales for the six months period ended June 30, 2006. The increase in the period attributable to the SMEI acquisition on February 14, 2005 was $400,379. Excluding the revenue growth attributable to the SMEI acquisition, revenues increased from prior year by $154,618 or 7.3%. Service revenues as a percent of total revenues increased to 70.1% from 64.5% a year ago.


GROSS MARGIN:

      Gross margin for the three months ended June 30, 2006 was $781,378, an increase of $155,540 or 24.9% compared to three months ended June 30, 2005. Our overall gross margin percentage increased to 58.2% from 49.9% for the same period in 2005. The overall gross margin percentage was positively affected by a higher gross margin percentage for technology services. The gross margin percentage for services increased to 53.8% from 43.7% in 2005. The factors driving higher service margin percentage included a shift towards in-house labor as opposed to outside subcontractors and a shift towards flat rate service contracts from time and material based contracts. The gross margin percentage for technology products increased to 69.4% from 66.6% for the same period in 2005. The higher margin percentage for products was driven by an increase in the application or engineering services component of overall product revenues. Application development or engineering services carry high margins when coupled with a product sale.

      Gross margin for the six months ended June 30 was $1,490,817, an increase of $335,501 or 29% compared to same period in 2005. Our overall gross margin percentage increased to 55.5% from 54.3% in 2005. The overall gross margin percentages were impacted by the stronger margins realized in the second quarter discussed above and as a result of the SMEI acquisition in February 14, 2005.


RESEARCH AND DEVELOPMENT EXPENSES:

      Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development.

      For the three months ended June 30, 2006, research and development expenses increased to $109,135 compared to $100,819 for the three months ended June 30, 2005.

      Research and development expenses increased slightly to $218,269 for the six months ended June 30, 2006 compared to $195,966 for the six months ended June 30, 2005. Management believes that continual enhancements of the Company's products will be required to enable the Company to maintain its competitive position. The Company will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

      Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions and marketing, and facilities costs.

      For the three months ended June 30, 2006 SG&A expenses decreased to $556,590 compared to $697,307 for the comparative three months ended June 30, 2005. The decrease was primarily due to headcount reductions as part of cost reduction initiatives undertaken in the latter part of 2005, a reduction in executive salaries in 2006 and synergy savings by combining administrative functions of SMEI with the Company.

      For the six months ended June 30, 2006 SG&A decreased to $1,061,197, a reduction of $221,983 from $1,283,180 for the comparative six months ended June 30, 2005. The decrease as discussed above was primarily due to headcount reductions as part of cost reduction initiatives undertaken in the latter part of 2005, a reduction in executive salaries in 2006 and synergy savings by combining the administrative functions of SMEI with that of Science Dynamics.

INTEREST EXPENSE:

      Interest Expense decreased to $134,864 for the three months ended June 30, 2006 compared to $262,609 for the three months ended June 30, 2005. Interest expense for the six months ended June 30, 2005 included a default interest accrual of $120,000 related to default on the Laurus convertible note.

      Interest Expense decreased to $264,754 for the six months ended June 30, 2006 compared to $367,795 for the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2005 included a default interest accrual of $120,000 related to default on the Laurus convertible note.

NET LOSS:

As a result of the factors discussed above, the Company's net loss for the three months ended June 30, 2006 decreased significantly to $7,106 compared to a net loss of $122,309 for the three months ended March 31, 2005 and from $917,600 for the six months ended June 30, 2005 to $56,782 for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months period ended June 30, 2006, cash and cash equivalents increased to $813,895 from $53,997 at December 31, 2005. Net cash used by operating activities was $424,882 for the three months ended June 30, 2006 compared to net cash provided by operating activities of $7,095 in the corresponding three month period ended June 30, 2005. This consisted of a net loss of $56,782, an increase in our accounts receivable of $169,650, an increase in other assets of $57,905, a decrease in customer deposits of $135,199, a decrease in the Company's accounts payable and accrued expenses of $254,328, partially offset by non-cash items (depreciation, amortization of intangibles, derivative interest and financing cost) amounting to $244,876.

      Net cash provided by financing activities was $1,184,781 for the six months ended June 30, 2006 compared to $1,470,656 in the corresponding six months ended June 30, 2005. For the six months ended June 30, 2006, the Company increased the outstanding balance on its Revolving Credit facility by $99,875. The revolving credit facility is based on the accounts receivable of the Company's software consulting division. The outstanding balance on the revolving credit facility as of June 30, 2006 was $302,726. During the six months ended June 30, 2006, the Company sold 23,231,733 shares of common stock and 11,615,867 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received $1,293,904 and convert $100,000 of accrued expenses for a total of $1,393,904.. Each unit is comprised of 100 shares and 50 warrants to purchase one shares of common stock with an exercise price of $0.12 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $6.00, or $0.06 per share.

      On July 21, 2006, the Company entered into a forbearance agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, Laurus waived certain Events of Default under the Secured Term Note dated February 11, 2005 (the "Term Note") and the related documents executed in connection with the Term Note and forebear from enforcing its remedies as a result of the occurrence of the events of default. The Company paid $500,000 and issued 1,000,000 shares of its common stock to Laurus upon execution of the Forbearance Agreement. In addition, , pursuant to the terms of the Forbearance Agreement, the Company agreed to pay $250,000 in cash and issue 8,333,333 shares of its common stock by August 1, 2006 or pay at least $2,000,000 of the Principal Amount of the term Note through conversion or cash payment on or before August 31, 2006. In addition, the Company agreed to change the conversion price from $0.10 to $0.06 on the first $500,000 converted.

      By August 31, 2006 we have a significant cash requirement of at least $1,000,000 to be repaid to Laurus Funds in accordance with the July 21, 2006 Forbearance Agreement. At June 30, 2006, the Company had a cash position of $813,895 and availability on its credit facility of approximately $300,000. On July 21, the Company repaid to Laurus $500,000, with a remaining cash balance due of $1,000,000 to be paid to Laurus As a result, the Company lacks the sufficient near-term liquidity to satisfy the remaining payments due to Laurus by the August 31, 2006. In this regard, the Company is actively engaged in financing activities and renegotiations with Laurus to satisfy these requirements.

      Excluding the Laurus repayments, the Company believes that its current operating cash flows together with its availability on its credit facility are sufficient to provide the necessary liquidity to support operations and any payments coming due in the next twelve months.

      If the Company is not successful raising the additional financing needed, Laurus will, among other things, have the right to declare all sums owing to it under the secured convertible term note immediately due and payable and it may take immediate possession of all of our assets and all of the assets of our subsidiaries, including SMEI. If this were to occur, we most likely would be forced to discontinue operations.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      On May 21, 2001, the Company entered into concurrent debt financing arrangements, each bearing similar terms and conditions, with Laurus Master Fund, Ltd. and Keshet Capital for proceeds of $1,000,000 and $400,000, respectively. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company's common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 727,273 (relative to the Laurus arrangement) and 290,908 (relative to the Keshet arrangement) shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43. The Keshet notes, which remain outstanding as of June 30, 2006 are in default.

      As of June 30, 2006, the Company was in default on the Secured Term Note dated February 11, 2005 (the "Term Note") with Laurus Master Fund, due to its failure to pay accrued interest and principal on the Note when due and the Company's failure to comply with certain registration requirements of its Registration Rights Agreement with Laurus. On July 21, 2006, the Company entered into a forbearance agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, Laurus waived certain Events of Default under the Secured Term Note dated February 11, 2005 (the "Term Note") and the related documents executed in connection with the Term Note and forebear from enforcing its remedies as a result of the occurrence of the events of default. The Company paid $500,000 and issued 1,000,000 shares of its common stock to Laurus upon execution of the Forbearance Agreement. In addition, , pursuant to the terms of the Forbearance Agreement, the Company agreed to pay $250,000 in cash and issue 8,333,333 shares of its common stock by August 1, 2006 or pay at least $2,000,000 of the Principal Amount of the term Note through conversion or cash payment on or before August 31, 2006. In addition, the Company agreed to change the conversion price from $0.10 to $0.06 on the first $500,000 converted.

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

                                                   SCIENCE DYNAMICS CORPORATION


             Date: August 16, 2006             By: /s/ Paul Burgess
                                                   ----------------------------
                                                   Paul Burgess
                                                   Chief Executive Officer


             Date: August 16, 2006             By: /s/ Joe Noto
                                                   ----------------------------
                                                   Joe Noto
                                                   Chief Financial Officer