Form 10QSB
period 2006-09-30
SCIENCE DYNAMICS CORP
filed 2006-11-20
CIK 350644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM __________ TO __________ COMMISSION FILE NUMBER ________________________________

                          SCIENCE DYNAMICS CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       22-2011859
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      7150 N. Pennsauken, New Jersey 08109
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone Number: (856) 910-1166

                                 WITH COPIES TO:
                             Gregory Sichenzia, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2006, the issuer had 166,980,767 outstanding shares of Common Stock.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................1
Item 2. Management's Discussion and Analysis or Plan of Operation.............18
Item 3. Controls and Procedures...............................................25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........25
Item 3. Defaults Upon Senior Securities.......................................26
Item 4. Submission of Matters to a Vote of Security Holders...................26
Item 5. Other Information.....................................................26
Item 6. Exhibits..............................................................26

SIGNATURES....................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   September30, 2006  December 31, 2005
                                                       Unaudited           Audited
                                                   -----------------  -----------------
ASSETS

Current assets:
   Cash and cash equivalents                         $    392,406        $     53,997
   Accounts receivable - trade                          1,788,608             706,255
   Inventories                                             86,006               6,049
   Other current assets                                   965,776             190,581
                                                     ------------        ------------
      Total current assets                              3,232,796             956,882
                                                     ------------        ------------

Property and equipment, net                                 1,698              35,279
Goodwill                                                9,043,302           2,063,833
Other Intangibles, net                                    907,040           1,077,110
Other assets                                              122,779              19,213
                                                     ------------        ------------
      Total assets                                   $ 13,307,615        $  4,152,317
                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Customer deposits                                 $     15,000        $    150,199
   Accounts payable                                       680,863             986,505
   Accrued expenses                                       972,720           1,084,555
   Deferred Revenue                                       137,493                  --
   Current maturities notes payable                     1,794,775           2,667,942
   Derivative Liability                                23,028,141             462,462
                                                     ------------        ------------
      Total current liabilities                        26,628,992           5,351,663

Minority Interest                                         108,554              78,316

Shareholders' equity - (Deficit)
   Preferred stock - .01 par value
       10,000,000 shares authorized                            --                  --
        No shares issued
   Common stock - .01 par value,
      200,000,000 shares authorized,
      167,106,567 and 89,841,498 issued
      166,980,767 and 89,715,698 outstanding
      in 2006 and 2005 respectively                     1,671,066             898,415

   Additional paid-in capital                          23,205,643          18,800,980

   (Deficit)                                          (37,908,807)        (20,579,224)
                                                     ------------        ------------
                                                      (13,032,098)           (879,829)
   Common stock held in treasury, at cost                (397,833)           (397,833)
                                                     ------------        ------------
   Total shareholders' equity (Deficit)               (13,429,931)         (1,277,662)
                                                     ------------        ------------
   Total liabilities and shareholders'
   Equity                                            $ 13,307,615        $  4,152,317
                                                     ============        ============

   The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Nine Months Ended               Three Months Ended
                                                             September 30,                    September 30,
                                                       2006               2005           2006             2005
                                                                     "As Restated"                   "As Restated"
Sales - Technology Products ....................   $   1,134,690      $ 1,027,779    $     332.804    $     272,565
Sales - Technology Services ....................       3,044,670        2,220,920        1,161,995          846,570
                                                   -------------      -----------    -------------    -------------
            Total Sales ........................       4,179,360        3,248,699        1,494,799        1,119,135

Cost of Sales - Technology  Products ...........         400,253          334,663          130,433          120,657
Cost of Sales - Technology  Services ...........       1,432,116        1,277,563          508,192          517,322
                                                   -------------      -----------    -------------    -------------
            Total Cost of Sales: ...............       1,832,369        1,612,226          638,625          637,979

             Total Gross Profit ................       2,346,991        1,636,473          856,174          481,156

Operating Expenses:
             Research and development ..........         327,474          323,063          109,205          127,097
             Selling, general and administrative       1,716,505        1,930,264          655,309          647,085
                                                   -------------      -----------    -------------    -------------
                                                       2,043,979        2,253,327          764,514          774,182

Operating Income (Loss) before other income ....         303,012         (616,854)          91,660         (293,026)
(expenses)

Other income (expenses):
            Interest Expense ...................        (409,510)        (373,727)        (144,756)        (148,599)
            Settlement of events of default ....              --         (262,667)              --         (120,000)
            Extinguishment Loss ................        (158,266)              --         (158,266)              --
            Derivative income (expense) ........     (16,921,159)         516,661      (16,934,604)         756,353
            Other Income .......................          13,505               --               --               --
            Finance Expense ....................        (126,927)              --         (110,618)              --
            Minority interest ..................         (30,238)          13,717          (16,217)              --
                                                   -------------      -----------    -------------    -------------
                 Total Other Expense ...........     (17,632,595)        (106,016)     (17,364,461)         487,754
                                                   -------------      -----------    -------------    -------------
Net(Loss) ......................................   $ (17,329,583)   $    (722,870)   $ (17,272,801)   $     194,728
                                                   -------------      -----------    -------------    -------------

Net Loss per Common Share -Basic ...............   $       (0.17)   $       (0.01)   $       (0.14)   $        0.00
Net Loss per Common Share -Diluted .............   $       (0.17)   $       (0.01)   $       (0.14)   $        0.00

Weighted average shares outstanding -Basic .....     102,351,898       82,537,162      119,628,787       89,016,140
Weighted average shares outstanding -Diluted ...     102,351,898       82,537,162      119,628,787       92,577,140

   The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended September  30,
                                                                                   2006               2005
                                                                               ------------        ------------
Cash flows from operating activities:
   Net (Loss)                                                                  $(17,329,583)       $   (722,870)
                                                                               ------------        ------------

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation                                                                     205,124              91,023
   Financing expense non cash                                                       126,927                  --
   Settlement of events of default                                                       --             262,667
   Minority interest                                                                 30,238             (13,717)
   Derivative income & expense including interest expense
           attributed to Derivatives                                             16,921,159            (370,541)
   Extinguishment Gains & losses                                                    158,266                  --
   Amortization of Debt Discount                                                     47,025                  --
   Stock Based Compensation                                                          44,908                  --
Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                            (195,291)            416,039
    Inventories                                                                      (1,587)             48,018
    Other assets                                                                   (323,632)            (51,771)
     Increase (decrease) in:
     Accounts Payable and
        accrued expenses                                                           (375,386)            406,537
        Deferred Income                                                             137,493                  --
        Customer Deposits                                                          (135,199)                 --
                                                                               ------------        ------------
Total adjustments                                                                16,640,045             788,255
                                                                               ------------        ------------

Net cash provided by

  operating activities                                                             (689,538)             65,385
                                                                               ------------        ------------
Cash flows used in investing activities:
 Investment in SMEI                                                                      --          (1,655,325)
 Acquired Cash RTI & SMEI respectively                                              156,772               5,159
 Investment in RTI                                                               (3,665,000)                 --
 Purchase of property and equipment                                                      --              (7,875)
                                                                               ------------        ------------
   Net cash (used) in investing activities                                       (3,508,228)         (1,658,041)
                                                                               ------------        ------------
Cash flows from financing activities:
  Payment of Convertible Debt                                                    (1,000,000)                 --
  Issuance of Convertible Debt net of fees                                               --           1,870,292
  Barrons financing                                                               4,450,000                  --
  Issuance of Common shares, net of fees                                          1,293,906                  --
  Short term notes payable                                                         (209,000)           (130,463)
  Revolving AR Credit facility                                                        1,269            (334,000)
                                                                               ------------        ------------
   Net cash provided by (used in) financing activities                            4,536,175           1,405,829
                                                                               ------------        ------------
   Net increase (decrease) in                                                       338,409            (186,827)
   cash and cash equivalents
Cash and cash equivalents -                                                          53,997             192,681
                                                                               ------------        ------------
 beginning of period

Cash and cash equivalents -
 end of period                                                                 $    392,406        $      5,854
                                                                               ============        ============

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Nine months ended
                                                                September 30,
                                                          2006                2005
                                                       ------------        ------------
Supplemental disclosure of cash flow information:
     Cash paid during the years for:
        Interest                                       $    156,905              86,998
        Income taxes                                   $         -0-                 -0-

   The accompanying notes are an integral part of these consolidated financial statements.

                  SCIENCE DYNAMICS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1- Organization and Summary of Significant Accounting Policies

a) Organization

Science Dynamics Corporation (the "Company", "SciDyn" or "Science Dynamics") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Currently SciDyn provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solutions provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in "SMEI" in February 2005. On September 19, 2006, the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors.

b) Basis of Financial Statement Presentation

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

These interim statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for any interim period are not necessarily indicative of the results for the full year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and is unable to predict profitability for the future. These factors indicate that the Company's continuation, as a going concern is dependent upon its ability to obtain adequate financing grow sales. With the acquisition of RTI the Barron's financing the Company believes that it has been successful in replacing debt with equity and continuing to grow the company with profitable sales both organically and through acquisitions. Management believes that these recent transactions will ultimately lead to the removal of the going concern comment from our audited financials.

The accompanying financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (86%) subsidiary of Science Dynamics acquired February 14, 2005. On February 14, 2005 the Company recorded on its Balance Sheet a Minority Interest Liability of $171,995 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $171,995 has since been reduced by $108,554 at September 30, 2006 giving effect to the SMEI's net operating results. The carrying value increased by $30,218 in the nine months ended September 30, 2006 giving effect to the portion of SMEI's net operating profit allocable to minority shareholders.

The accompanying financial statement include the operating results of RTI a 100% owned subsidiary from the date of acquisition September 19, 2006.

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

e) Fair Value Disclosures:

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

f) Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plans equals or is greater than the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R ), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. See Note 11 for assumptions used to estimate the grant-date per share fair value of the options in the table below. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                          For the Nine Months                For the Three Months
                                                          Ended September 30,                Ended September 30,
                                                    --------------------------------   --------------------------------
                                                         2006              2005             2006              2005
                                                    --------------    --------------   --------------    --------------
Net income (loss), as reported                      $  (17,329,583)   $     (722,870)  $  (17,272,801)   $      194,728
Add: Stock-based employee compensation expense
   included in reported net income (loss)                   44,907                             44,907

Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
   for all awards,                                         (44,907)         (293,997)         (44,907)           (3,999)
                                                    --------------    --------------   --------------    --------------

Pro forma net income (loss) including stock-based
compensation cost based on fair-value method        $  (17,329,583)   $   (1,016,867)  $  (17,272,801)   $      190,729
                                                    ==============    ==============   ==============    ==============
Earnings  (loss) per share:                         $        (0.17)   $        (0.01)  $        (0.14)   $         0.00
   Basic - as reported                              $        (0.17)   $        (0.01)  $        (0.14)   $         0.00
   Diluted - as reported                            ==============    ==============   ==============    ==============
   Basic - pro forma                                $        (0.17)   $        (0.01)  $        (0.14)   $         0.00
   Diluted - pro forma                              $        (0.17)   $        (0.01)  $        (0.14)   $         0.00
                                                    ==============    ==============   ==============    ==============

g) Impairment of Long-Lived Assets:

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

Note 2- Acquisition of "RTI" Stock

On September 19, 2006 , Science Dynamics Corporation, closed on its Stock Purchase Agreement with Ricciardi Technologies Inc. (RTI) and the holders of all of the outstanding common stock of RTI. The Company completed the acquisition of 19,685 shares of the outstanding common stock of RTI which shares constitute 100% of the issued and outstanding shares of capital stock of RTI on a fully diluted basis. As consideration for such shares of RTI the Company issued (i) $3,500,000 in cash, (ii) 50,000,000 shares of common stock, (iii) a $500,000 promissory note payable in full twelve months from the closing, and (iv)

1,000,000 shares of the Company's Series B Convertible Preferred stock. Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of 8 1/3 shares of common stock, subject to adjustment in the event of stock dividends, splits and other distributions. The Company may at any time until September 18, 2007 redeem the Series B Preferred Stock at a redemption price of $0.50 per share. To secure the indemnification obligations of the former RTI stockholder, a portion of the purchase price, consisting of $350,000 and 5,833,333 shares of common stock was placed in escrow for a period of 18 months.

As part of the purchase price the Company agreed to pay the former RTI stockholders up to an additional $1,500,000 depending on RTI's EBITDA for the twelve-month period ending on the first anniversary of the Closing date. If RTI's EBITDA is at least $2,250,000 but less than $2,500,000, the former RTI stockholders receive $750,000 and if the EBITDA for such twelve month period is at least $2,500,000, they will receive $1,500,000.

Pursuant to the RTI agreement the Company is to deliver to the RTI employees incentive stock options to purchase 2,000,0000 shares of common stock at an exercise price of $0.06 . In addition, during the two years following the closing, the Company shall grant the RTI employees an additional 500,000 shares in each year of the two year period at an exercise price equal to the market price on the date of issuance. These options have three year vesting and a ten year life.

The transaction was accounted for under the purchase method of accounting. The Company purchased $1,237,000 in assets and assumed $500,831 in liabilities and recorded goodwill of $6,979,469. This is a preliminary purchase price allocation, which is subject to adjustment.

The following unaudited pro-forma information for the nine months ended September 30, 2006 is presented as if the acquisition took place as of January 1, 2006:

                                        Nine Months Ended September  30,

                                                      2006
                                                 -------------

 NET SALES                                       $   7,819,536
                                                 -------------

Net Income (Loss)                                $ (16,821,841)
                                                 -------------

Net Income (loss) per common share Basic and
      Diluted                                    $       (0.16)
                                                 -------------

Weighted average shares outstanding Basic
       And Diluted                                 102,351,898
                                                 -------------

Note 3- Segment Reporting

Management views its business as two operating units, Technology Products and Technology Services.

                                                 Nine Months Ended          Nine Months Ended
                                                 September 30, 2006        September 30, 2005
                                                                              "As restated"
                                                 ------------------        ------------------
Revenue
                        Technology Products         $1,134,690                   1,027,779
                        Technology Services          3,044,670   (b)             2,220,920    (a)
                                                    ---------------            -----------------
                   Total Consolidated Revenue       $4,179,360   (b)           $ 3,248,699    (a)
                                                    ---------------            -----------------

Gross Profit
                        Technology Products            734,437                     693,116
                        Technology Services          1,612,554  (b)                943,357    (a)

                                                   ---------------            -----------------
         Total Gross Profit                          2,346,991  (b)              1,636,473   (a)
                                                   ---------------            -----------------

(a) - Revenue and Gross Profit for the Nine months ended September 30, 2005 reflects SMEI's operating results for the period from February 14, 2005, the date of the SMEI acquisition, to September 30, 2005

(b) Revenue and Gross Profit for the Nine months ended September 30, 2006 reflects RTI's operating results for the period from September 19, 2006, the date of the RTI acquisition, to September 30, 2006

Note 4 - Employment Contracts

On September 19, 2006 in connection with the RTI acquisition the Company signed a three year employment contract with Michael Ricciardi the former majority shareholder of RTI. He will become the chief operating officer of the Company. His base salary is $165,000 annually, plus bonuses of not less than 30% of his base salary if established revenue and personal goals are achieved. In addition he will be granted an incentive stock option to purchase 1,250,000 shares of the Company's common stock at a price of $0.06 per share, pursuant to the Employer's 2002 incentive option plan. The options will have a ten year life and will vest annually over a three year period.

On August 28, 2006 the Company amended Mr. Paul Burgess's 2003 employment contract as follows: Mr. Burgess will receive an incentive bonus of 5% of the before tax net income of the most recent twelve month period of any acquisition closed by the Company during the term of this contract. On November 3, 2006, the Board of Directors approved a bonus in connection with the RTI acquisition and Barron's financing of $52,500.The bonus was recorded in general and administrative expenses.

Mr. Paul Burgess CEO & President of the Company has waived his right to the base salary of $112,500 for the first half of this year.

Note 5 - Notes payable

Notes payable consists of the following as of September 30, 2006 and December 31, 2005:

                                                                                   2006           2005
                                                                                --------------------------
Face value $2,000,000, variable rate (8.0% at December 31, 2005) Secured
Convertible Term Note, due in monthly payments of $60,606 commencing June 30,
2005 (a)                                                                        $        --    $ 1,442,462

$400,000, 8.0% Secured Convertible Keshet Term Note (b)                                  --        400,000
8% Secured Convertible Laurus Term Note, originally due May 21, 2003 (b)                 --             --
Revolving credit facility (c)                                                       454,120        202,851
Notes Payable - Stockholders/Officers (d)                                           178,301        388,629
Short term notes payable (e)                                                      1,115,329        234,000
Convertible note (f)                                                                 47,025             --
                                                                                --------------------------
   Total notes payable                                                            1,794,775      2,667,942
Less current maturities, associated with notes payable                           (1,794,775)    (2,667,942)
                                                                                --------------------------

Long-term debt                                                                  $        --    $        --
                                                                                ==========================

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

The Note bore interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but not less than 8%. The interest terms included a monthly reset feature that provided for decreases in interest rates pro-rata for certain increases in the Company's common stock above the conversion rate; such features would not become effective until the underlying common shares are registered. Otherwise, interest was payable monthly in arrears commencing March 1, 2005 and on the first business day of each consecutive calendar month thereafter until the maturity date, February 11, 2008 (each a "Repayment Date"). Amortizing payments of the aggregate principal amount outstanding under the Note were required to begin on June 1, 2005 and recur on the first business day of each succeeding month thereafter until the maturity date (each an "Amortization Date"). Beginning on the first Amortization Date, the Company was required to make monthly payments to Laurus on each Repayment Date, each in the amount of $60,606.06, together with any accrued and unpaid interest to date on such portion of the principal amount plus any and all other amounts which are then owing under the Note, the Purchase Agreement or any other related agreement but have not been paid (collectively, the "Monthly Amount").

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

In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the basis from the 2005 Laurus Agreements was allocated to embedded derivative features indexed to the Company's common stock (consisting of the conversion and interest reset features) in the amount of $444,920, and the Warrant, in the amount, in the amount of $270,000. See Derivative Financial Instruments, below. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $1,285,080. The debt is being amortized through charges to interest expense over the debt term using the effective method. Amortization during the nine months ended September 30, 2006 amounted to $107,311.

On July 21, 2006, the Company entered into a Forbearance Agreement with Laurus Master Fund, Ltd. ("Laurus") waiving each Event of Default for our failure to pay accrued interest, and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC. As consideration of the waiver, the Company paid $500,000 and issued 1,000,000 shares of its common stock to Laurus. In accordance with EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" the Company performed an analysis to determine if the Forbearance Agreement caused an extinguishment of debt. The Company recorded a loss on extinguishment of approximately $121,000 related to this transaction. The Company allocated the fair value of the Common Stock to deferred finance costs ($52,578) and derivative expense ($5,922) on a relative fair value basis. The additional deferred finance costs are being amortized through periodic charges to interest expense using the effective interest method.

On September 18, 2006, the Company entered into an Omnibus Amendment and Waiver Agreement with Laurus. Under the terms of the amendment, in exchange for full and complete satisfaction of the $2,000,000 note, the Company i) paid Laurus $500,000 ii) issued a seven year warrant to purchase up to 14,583,333 shares of common stock for an exercise price of $0.01 per share and iii) entered into a Term Note for $250,000 with Laurus. The Term Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on August 1, 2006 and ending on the maturity date which is September 18, 2007. In the third quarter, the Company recognized a loss on extinguishment of approximately $529,000 related to this transaction.

(b) 2001 Laurus and Keshet Financing Agreements

On May 21, 2001, the Company entered into concurrent financing arrangements, each bearing similar terms and conditions, with Laurus and Keshet Capital for $1,000,000 and $400,000, respectively. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company's common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 727,273 (relative to the Laurus arrangement) and 290,908 (relative to the Keshet Arrangement) shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the basis from the 2001 Laurus Agreements was allocated to embedded derivative feature indexed to the Company's common stock (consisting of the conversion feature) in the amount of $634,501, and the Warrant, in the amount, in the amount of $334,546. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $30,953. The debt discount was amortized through charges to interest expense over the term using the effective method at effective interest rate of 99.07% perannum. The basis from the 2001 Keshet Agreements was allocated to embedded derivative features indexed to the Company's common stock (consisting of the conversion feature) in the amount of $253,800, and the Warrant, in the amount, in the amount of $133,818. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $12,382. The debt discount was amortized through charges to interest expense over the term using the effective method at effective interest rate of 99.07% perannum.

Pursuant to an agreement dated September 18, 2006 between the Company and Keshet Capital, the Company agreed to issue 3,000,000 shares of common stock in consideration for cancellation of all payment obligations arising under the convertible notes. As a result, according to the provisions of FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the Company recognized a gain on extinguishment of approximately $492,000 in the third quarter of 2006.

(c) Revolving Line of credit

On November 7, 2005 the Company opened a Line of Credit with Presidential Financial Group. The Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured by SMEI's accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. The total outstanding balance on this facility as of September 30, 2006 was $204,120.

As part of the RTI acquisition the Company assumed a revolving line of credit. The line of Credit is for a period of twelve months and is a credit facility up to $250,000. The Interest on the line is the bank's prime rate. The outstanding balance as of September 30, 2006 is $250,000. Subsequent to September 30 2006 the line has been repaid in full and closed.

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group.

(d) Notes Payable Stockholders/officers

The Company has other short-term loans payable to various stockholders and officers of the Company amounting to $178,301, these notes bear interest ranging from 8% to 18% per annum. The notes are unsecured demand notes.

(e) Short term notes

At September 30, 2006 the Company has a total of $365,329 in short term notes. This includes a $100,000 note collateralized by the future sale of the New Jersey Net Operating Loss in 2006. The remaining notes are unsecured.

As part of the RTI acquisition the Company issued a note in the amount of $500,000 to the former Stockholders of RTI as part of the purchase price. The note is payable no later than September 17, 2007 and bears an interest rate of 10% per annum.

In connection with the September 18, 2006 omnibus amendment and waiver agreement with Laurus the Company entered into a Term Note for $250,000 with Laurus. The Term Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on August 1, 2006 and ending on the maturity date which is September 18, 2007.

(f) 2006 Barron Securities Agreement

Convertible Promissory Notes

On September 19, 2006, the Company entered into a securities purchase arrangement that provided for the issuance of $4,500,000, 6.0% Convertible Promissory Notes, due May 31, 2007, and warrants to purchase 250,000,000 shares of common stock. Proceeds, which were net of $289,851 in cash financing costs, amounted to $4,160,149. The Company and Barron entered into a registration rights agreement pursuant to which the Company agreed to file, within 60 days after the closing, a registration statement covering the common stock issuable upon conversion of the Series A Preferred Stock and exercise of the Warrants. The failure of the Company to meet this schedule and other timetables provided in the registration rights agreement would result in the imposition of liquidated damages, which are payable through the issuance of additional shares of Series A Preferred Stock at the rate of 4,288 shares of Series A Preferred Stock for each day, based on the proposed registration of all of the underlying shares of common stock, with a maximum of 1,565,200 shares of Series A Preferred Stock. Barron has agreed that the filing of the registration statement may be delayed. Proceeds from this financing arrangement were allocated to the fair value of the conversion option and warrants, based upon their fair values, because share-settlement of these instruments is not within the Company's control. The following table reflects the components of the initial allocation:

      Financial instrument:

         Warrant derivative                                      $   13,895,090
         Compound derivative                                          8,113,451
         Convertible notes payable                                           --
         Financing costs, net of cash costs of
            $404,851                                                   (752,357)
         Day-one derivative loss                                    (17,096,035)
                                                                 --------------
                                                                 $    4,160,149
                                                                 ==============

The derivative warrants were issued in two traunches, each having terms of five years. The traunches have exercise prices of $0.05 and $0.12, respectively. The Company fair valued the derivative warrants using the Black-Scholes-Merton Technique using a volatility factor of 90.76% and a risk free interest rate of $4.69%. The Company uses the Black-Scholes-Merton valuation technique for warrants because this technique embodies all of the assumptions necessary to fair value non-complex instruments.

The compound derivative comprises certain derivative features embedded in the host convertible note payable contract including the conversion feature, anti-dilution protections and certain redemption features. These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value. The Company applied the Monte-Carlo valuation technique to fair value this derivative because Monte Carle embodies all assumptions (including credit risk, interest rate risk, conversion/redemption behaviors) necessary to fair value complex, compound derivative financial instruments.

Since the derivative financial instruments are required to be recorded, both initially and subsequently at fair values, there were insufficient proceeds to allocate any amount to the Convertible Notes Payable and, accordingly, it has no carrying value on the inception date. In addition, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in a day-one derivative loss of $17,096,035. It should be noted that derivative instruments will be adjusted to fair value at each reporting date. Fair values are highly influenced by our trading stock price and volatility, changes in our credit risk and market interest rates.

The Company amortizes the discount on the Convertible Notes Payable resulting from the initial allocation over the term of the debt instrument using the effective method. Amortization expense, including amortization of deferred financing costs, arising from this method during the period from inception to September 30, 2006 amounted to $157,643, of which, $47,025 represented amortization of debt discount.

Note 6 - Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement and the 2001 Keshet Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 9,290,908 and 57,831,524 shares of the Company's common stock as of September 30, 2006 and 2005, respectively, and are carried at fair value. The following tabular presentation reflects the income (expense) associated with adjustments recorded to reflect the aforementioned derivatives at fair value for the three and nine months ended September 30, 2006 and 2005:

                                   Three months     Three months      Nine months     Nine months
                                      ended            ended             Ended           ended
Derivative income (expense)        September 30,    September 30,    September 30,    September 30,
                                       2006             2005             2006             2005
                                   ----------------------------------------------------------------
   Conversion features             $     99,031    $    504,353      $    112,476     $    354,388
                                   ===============================================================
   Warrant derivative              $     62,400    $    252,000      $     62,400     $    168,000
                                   ===============================================================

Liabilities                        September 30,   September 30,
                                       2006             2005
                                   -----------------------------
   Compound derivative             ($ 8,113,451)   ($   165,826)
                                   ============================-
   Warrant derivative              ($14,914,690)   ($   102,000)
                                   ============================-

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

Note 7 - Restatements

---------------------------------------------------------------------------------------------------------------
                                                                  For the Nine months      For the three months
                                                                         ended                     ended
                                                                   September 30, 2005       September 30, 2005
---------------------------------------------------------------------------------------------------------------
Net Loss Applicable to Stockholders,  as previously reported           ($1,093,411)             ( $501,417)
                                                                       -----------              ----------
---------------------------------------------------------------------------------------------------------------
Adjustments:
---------------------------------------------------------------------------------------------------------------
Derivative income (expense)                                                370,541                 696,145
                                                                       -----------              ----------
---------------------------------------------------------------------------------------------------------------
Net Loss Applicable to Stockholders, as restated                          (722,870)                194,728
                                                                       -----------              ----------
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share (as previously                      ($0.01)                 ($0.01)
reported)                                                              -----------              ----------
---------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss per Common Share (as Restated)                       ($0.01)                  $0.00
                                                                       -----------              ----------
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

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

The Fair Value adjustments included in the restated consolidated statement of operations for the Nine month's ended September 30,2005 are as follows:

--------------------------------------------------------------------------------
                                         For the nine           For the three
                                          months ended           months ended
                                       September 30, 2005     September 30, 2005
--------------------------------------------------------------------------------
Interest expense                          ($146,120)               ($60,208)
--------------------------------------------------------------------------------
Derivative income (expense)               $516,661                 $756,353
--------------------------------------------------------------------------------
Net Adjustment                            $370,541                 $696,145
--------------------------------------------------------------------------------

The interest expense adjustment is included under the caption interest expense and the derivative expense is reflected as a separate caption on the 2005 restated consolidated statement of operations.

Note 8 - Private Placement - Equity Financing

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

Note 9 Common Stock

On September 19, 2006 pursuant to the Barron's securities purchase agreement the Company's board of directors approved, subject to stockholder approval, a restated certificate of incorporation which requires a one-for-ten reverse split in the Company's common stock Based upon the 167,106,567 shares of common stock outstanding on the Record Date, the reverse split would decrease the outstanding shares of common stock by 90%, and, upon the effectiveness of the reverse split, approximately 16,710,657 shares of new common stock would be outstanding.

In connection with the purchase of all of the issued and outstanding shares of RTI's common stock, the Company issued 1,000,000 shares of its Series "B" Convertible Preferred Stock. Each shares of Series "B" Convertible Preferred will automatically be converted into the Company's common stock on September 18, 2007 at a rate of 8 1/3 shares of common stock subject to adjustment in the event of dividends, splits and other distributions, combinations of shares or reverse splits or other recapitalizations.

      As previously stated, on September 19, 2006, the Company sold a note in the principal amount of $4,500,000 to Barron Partners LP. In connection with the sale of the note, Company's board of directors approved, subject to stockholder approval, a restated certificate of incorporation which, among other provisions, affects a one-for-ten reverse split in the Company's common stock, and agreed to submit the restated certificate of incorporation to the stockholders for their approval.

      Upon the filing of the restated certificate of incorporation with the State of Delaware, principal and interest due on the note shall be automatically converted into such number of shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the note by the Conversion Price, which initially is $.575. Prior to such filing, the note is convertible at the Conversion Price at the option of the holder.

      Each share of Series A Preferred Stock is convertible into 25 shares of common stock subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price applicable to the Series A Preferred Stock, which is initially $.023 per share, subject to adjustment.

Note 10 - Recent Accounting Pronouncements.

The Company believes that any new accounting pronouncements since December 31, 2005, will not have an affect on the Company's financial statements.

Note 11-Stock Based Compensation

a) 2002 Employee Stock option plan

      On January 1, 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No.123 (Revised 2004), "Share Based Payment," ("SFAS 123R"), using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

      Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. During the nine month periods ended September 30, 2006, the Company recorded $44,908, in non-cash stock-based compensation expense related to the implementation of SFAS 123R

      The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 99%, expected term of 10 years, risk-free interest rate ranging from 4.69% to 4.88%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

      The following table summarizes the stock option transactions during the nine months ended September 30, 2006:

                                                                    Weighted -         Weighted -
                                                  Number of          Average            Average
                                                   Shares         Exercise Price    Contractual Life
                                                  ----------    ----------------    ----------------
Options outstanding December 31, 2005             10,360,000    $           0.10                7.0
Granted                                            3,250,000                0.06               10.0
Exercised                                                -0-                0.00                  -
Cancelled                                                -0-                0.00                  -
                                                  ----------    ----------------    ----------------
Options outstanding September 30, 2006            13,610,000                0.09               7.48
                                                  ----------

Options exercisable at September 30, 2006          2,539,166               0.098                7.0
                                                  ==========

Note 12 - Subsequent Events

Line of Credit:

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company closed the line of credit and repaid in full the outstanding balance with Presidential Financial Group.

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

      During 2006 the company has continued to demonstrate improved bottom line performance. The positive Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and share-based compensation) of $193,259 in the third quarter of 2006 is the third consecutive quarter the company has been EBITDA positive. These results are especially encouraging when compared to the same period a year ago at which time the company had an EBITDA loss of ($262,980). The company's improved results are a direct reflection of the company's efforts to manage our costs effectively and continue to build on our existing contracts.

      The Company's management believes Adjusted "EBITDA", a non-GAAP financial measure, is an important financial metric to monitor operating performance. The Company also believes Adjusted "EBITDA" provides meaningful insight to its investors in understanding the Company's operating performance.

      For the three and nine months ended September 30, 2006 and 2005, the Company's EBITDA reconciles to reported operating income as follows :

-----------------------------------------------------------------------------------------------------------------------------
                                                           For the nine months ended           For the three months ended
                                                                September 30,                        September 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                                 2006             2005             2006               2005
                                                                 ----             ----             ----               ----
-----------------------------------------------------------------------------------------------------------------------------
Net Operating Income (Loss)                                    $303,012        ($616,854)         $ 91,661          ($293,026)
                                                                                                  --------
-----------------------------------------------------------------------------------------------------------------------------
Add-back:
-----------------------------------------------------------------------------------------------------------------------------
Non-cash Depreciation & Amortization expenses                  $205,124         $  91,025         $ 56,690           $ 30,046
-----------------------------------------------------------------------------------------------------------------------------
Share-based Compensation                                       $ 44,908                --         $ 44,908                 --
                                                               --------        ----------         --------          ---------
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Adjusted EBITDA (Loss)                                         $553,044        ($525,829)         $193,259          ($262,980)
                                                               --------                           --------
-----------------------------------------------------------------------------------------------------------------------------

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

      In September 2006, pursuant to a Stock Purchase Agreement, dated as of September 12, 2006 (the "RTI Agreement"), the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. RTI is Headquartered in Manassas, Virginia. The purchase of RTI's common stock was completed on September 19, 2006.

      Pursuant to the RTI Agreement, the consideration for stock of RTI consisted of (a) $3,500,000, which was paid from the proceeds of the sale of the Note and Warrants to Barron, (b) 50,000,000 shares of common stock, (c) a $500,000 promissory note (the "RTI Note"), which if not paid sooner must be paid in full on the earlier of (i) twelve months from the closing date, or (ii) the consummation of a transfer of all or substantially all of the assets or equity securities of the Company to a third party, and (b) 1,000,000 shares of the Company's Series B Convertible Preferred Stock. To secure the indemnification obligations of the former RTI stockholders, a portion of the purchase price, consisting of $350,000 and 5,833,333 shares of common stock was placed in escrow for a period of 18 months, subject to any claims that may arise under the agreement during the 18-month warranty survival period.

      Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of 8 1/3 shares of commons stock, subject to adjustment in the event of stock dividends, splits and other distributions, combinations of shares or reverse splits or other recapitalizations. The Company may at any time until September 18, 2007, redeem the Series B Preferred Stock at a redemption price of $0.50 per share.

      Except as otherwise provided by law, the holders of the Series B Preferred Stock do not have voting rights. However, the vote of the holders of a majority of the outstanding shares of Series B Preferred Stock shall be required for any amendment to the statement of designations setting forth the rights, preferences, privileges and limitations of the holders thereof. If, and only if, the vote of the holders of the Series B Preferred Stock is required by law in connection with any merger or consolidation or a sale of all or substantially all of the Company's business and assets, the holders of the Series B Preferred Stock shall vote with the holders of the Common Stock (and any other classes or series of capital stock that have similar voting rights) on an "as-if converted" basis.

      The separate vote of the holders of the Series B Preferred Stock shall not be required to increase or decrease the number of authorized shares of Preferred Stock.

      As part of the purchase price for price for RTI stock, the Company agreed to pay the former RTI stockholders up to an additional $1,500,000 depending on RTI's EBITDA for the twelve-month period ending on the first anniversary of the Closing Date. If RTI's EBITDA is at least $2,250,000 but less than $2,500,000, the former RTI stockholders receive $750,000, and if the EBITDA for such twelve month period is at least $2,500,000, the former RTI stockholders will receive $1,500,000.

      Pursuant to the RTI Agreement, the Company is to deliver to the RTI's employees incentive stock options to purchase 2,000,000 shares of common stock at an exercise price equal to the greater of: (i) the market price on the closing date and (ii) the volume-weighted average price per share for the fifteen (15) days prior to the Closing Date. The grant of the options shall be subject to approval by the Company, with approval not to be unreasonably withheld. During to two years following the closing, the Company shall grant the RTI employees incentive stock options to purchase 500,000 shares in each year of the two year period. These options shall have an exercise price equal to the greater of: (i) the closing market price and (ii) the volume-weighted average price per share for the fifteen (15) days prior to the date of each such grant. The options will have a ten-year term and shall vest equally in each year in first three years and such vesting shall accelerate if (i) such employee is terminated without cause or without good reason or (ii) upon a change of control of the Company.

      Pursuant to the RTI Agreement, to secure the Company's payment obligations under the RTI Note, the Company and each owner of the issued and outstanding shares of RTI's capital stock executed a Pledge Agreement. Pursuant to the Pledge Agreement, 15.24% of the share of RTI's capital stock purchased by the Company is being held in escrow until the payment in full by the Company' of the RTI Note.

      The RTI transaction was financed through a private placement with Barron Partners LP, a private investment partnership based in New York. Science Dynamics sold Barron a convertible subordinated promissory note in the principal amount of $4.5 million (the "Note"), a warrant to purchase up to 125 million shares of the company's common stock at an exercise price of $0.05 per share and a warrant to purchase up to 125 million shares of the company's common stock at an exercise price of $0.125 per share which expire in Sept, 2011. The private placement closed on September 19, 2006.

      Pursuant to the purchase agreement between the Company and Barron (the "Purchase Agreement") , the Company's board of directors approved, subject to stockholder approval, a restated certificate of incorporation which, among other provisions, effects a one-for-ten reverse split in the Company's common stock, and agreed to submit the restated certificate of incorporation to the stockholders for their approval.

      Upon the filing of the restated certificate of incorporation with the State of Delaware, principal and interest due on the Note shall be automatically converted into such number of shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the Note by the Conversion Price, which initially is $.575. Prior to such filing, the Note is convertible at the Conversion Price at the option of the holder.

      Each share of Series A Preferred Stock is convertible into 25 shares of common stock subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price applicable to the Series A Preferred Stock (the "Series A Conversion Price"), which is initially $.023 per share, subject to adjustment.

      In the event that the Company does not file the restated certificate of incorporation within 150 days of the Closing Date, the Series A Conversion Price and the exercise price of the Warrants are each reduced by 6% for each whole or partial month that elapses between the 150th day and the date that the restated certificate of incorporation is filed with the Secretary of State of Delaware.

      The Purchase Agreement as well as the certificate of designation for the Series A Preferred Stock and Warrants provide for an adjustment in the conversion price of the note and Series A Preferred Stock and the exercise price of the Warrants if the Company's earnings before interest, taxes, depreciation and amortization is less than a specified amount per share, on a fully-diluted basis, with a maximum reduction of 30% for each year. The target EBITDA per share is $.0019 for 2006 and $.00549 for 2007. The amount of reduction per year is the percentage shortfall. Thus, a 15% shortfall will result in a 15% reduction in the applicable conversion or exercise price then in effect. For purpose of determining fully-diluted, all shares of Common Stock issuable upon conversion of convertible securities and upon exercise of warrants and options shall be deemed to be outstanding, regardless of whether (i) such shares are treated as outstanding for determining diluted earnings per share under GAAP,
(ii) such securities are "in the money," or (iii) such shares may be issued as a result of the 4.9% Limitation. The per share amounts are adjusted in accordance with GAAP to reflect any stock dividend, split, distribution, reverse split or combination of shares or other recapitalization, including the reverse split effected by the restated certificate of incorporation.

      The following table sets forth the initial conversion price of the Series A Preferred Stock, which is issuable upon conversion of the Note, and the exercise price of the and the adjusted numbers if (a) the EBITDA per share for both 2006 and 2007 is 15% below the respective targets (a "15% shortfall") and
(b) the EBITDA per share for 2007 is 50% or more below the target (a "50% shortfall"). The number of shares reflects the number of shares of common stock issuable upon conversion of the series A preferred stock, and are based on the assumption that no notes or preferred stock are converted into common stock until the adjustment has been made. There is no adjustment in the number of shares issuable upon exercise of the warrants. The number of issuable upon conversion reflects the number of shares issuable upon the conversion of all of the shares of series A preferred stock that are issuable upon conversion of the note.

                                      Shares Issuable      $.05 Warrant      $.125 Warrant
                  Conversion Price    Upon Conversion    Exercise Price     Exercise Price
------------------------------------------------------------------------------------------
Unadjusted        $           .023        195,652,174    $          .05     $         .125
15% shortfall     $          .0166        270,798,856    $        .0361     $        .0903
30% shortfall     $          .0113        399,290,151    $        .0245     $        .0612

      The Series A Preferred Stock has no voting rights, except as required by law. However, so long as any shares of Series A Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of 75% of the shares of the Series A Preferred stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the certificate of designation relating to the Series A Preferred Stock, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon liquidation senior to or otherwise pari passu with the Series A Preferred Stock, or any of preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Preferred Stock, (c) amend its certificate of incorporation or other charter documents in breach of any of these provisions, (d) increase the authorized number of shares of Series A Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

The Purchase Agreement, the certificate of designation for the Series A Preferred Stock and the Warrants provide that the notes or Series A Preferred Stock cannot be converted and the warrants cannot be exercised to the extent that such conversion or exercise would result in the investor and its or his affiliates owning beneficially more than 4.9% of our common stock. Beneficial ownership is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. These provisions cannot be modified.

      The Company entered into a Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD ("Laurus"), dated September 18, 2006 (the "Laurus Agreement") for the purpose of amending, restating and waiving certain terms of
(i) the Amended and Restated Secured Convertible Term Note, issued as of February 11, 2005 and amended and restated as of July 21, 2006 (as amended and restated, amended, modified and supplemented from time to time, the "Term Note") by the Company to Laurus, (ii) the Securities Purchase Agreement, dated as of February 11, 2005 (as amended, modified or supplemented from time to time, the "Purchase Agreement") by and between the Company and Laurus, (iii) the Common Stock Purchase Warrant, issued as of February 11, 2005 by the Company to Laurus (as amended and restated, amended, modified and supplemented from time to time, the "Initial Warrant"), (iv) the Common Stock Purchase Warrant, issued as of November 18, 2005 by the Company to Laurus (as amended and restated, amended, modified and supplemented from time to time, the "Additional Warrant") and (v) the Forbearance Agreement, dated as of July 21, 2006 between the Company and Laurus (as amended, modified or supplemented from time to time, the "Forbearance Agreement" and, together with the Term Note, the Purchase Agreement, the Initial Warrant, the Additional Warrant and each other Related Agreement as defined in the Purchase Agreement, collectively, the "Documents" and each, a "Document").

      Pursuant to the Laurus Agreement, on September 19, 2006, Laurus waived each Event of Default that may have arisen under Section 4.1 of the Term Note and Section 3 of the Forbearance Agreement solely as a result of the failure by the Company to make the $32,656.25 in interest payments due to Laurus on September 1, 2006.

      Pursuant to Laurus Agreement, on September 19, 2006, in exchange for the cancellation of the term note in the principal amount of $ 2,000,000, the Company (a) paid $500,000 in principal amount of the Term Note, (b) issued an amendment and restated note in the principal amount of $250,000, and (c) issued a warrant to purchase up to 14,583,333 shares of common stock (subject to adjustment), upon the cashless exercise by the holder thereof for an imputed exercise price of $0.01 per share.

      In connection with the Laurus Agreement, Laurus also executed a Lock up agreement, pursuant to which it agreed that, provided the Company is not in default on the note, it will not without the written consent of the Company sell, offer, contract or grant any option to sell (including without limitation any short sale), pledge, transfer, establish an open "put equivalent position" within the meaning of Rule 16a-1(h) under the Securities Exchange Act of 1934, as amended, or otherwise dispose of the Shares or publicly announce an intention to do any of the foregoing, for a period of five (5) months from September 19, 2006. Additionally, pursuant to an Irrevocable Proxy, Laurus also gave the Company a proxy to vote all shares of Common Stock of the Company, now or in the future owned by Laurus to the extent such shares are issued to Laurus upon its exercise of its warrant to purchase 14,583,333 shares of common stock. Upon the sale or other transfer of the Shares, in whole or in part, or the assignment of the Warrant, the proxy shall automatically terminate (x) with respect to such sold or transferred shares at the time of such sale and/or transfer, or (y) with respect to all shares in the case of an assignment of the Warrant, at the time of such assignment, in each case, without any further action required by any person.

      Pursuant to a letter agreement between the Company and the Keshet Fund LP and Keshet L.P. (collectively the "Keshet"), the Company agreed to issue 3,000,000 shares of common stock in consideration for the cancellation of all payment obligations arising under the convertible notes issued to Keshet by the Company. Additionally, the Keshet will, at the Company's expense, terminate all of its agreements with the Company, other than in respect of (x) indemnification and expense reimbursement provisions of such agreements and such other provisions thereof as expressly survive the payment in full of the Obligations and (y) any options and/or warrants received by Keshet from the Company.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues:

      Total revenues for the three months ended September 30, 2006 increased $375,664 or 33.6% to $1,494,799 from $1,119,135 for the three months ended
September 30, 2005. Product revenues represented approximately 22.3% and 24.4% of total revenues during the three months ended September 30, 2006 and 2005, respectively.

      Product revenues increased $60,239 or 22.1% during the three months ended September 30, 2006 compared to the same period in fiscal 2005.

      Service revenues increased $315,425 or 37.3% to $1,161,955 during the three months ended September 30, 2006 compared to the same period in fiscal 2005. The increase in revenues included $219,784 in incremental revenues related to the RTI acquisition. The RTI acquisition was finalized September 19, 2006, therefore, the three months ended September 30, 2006 included a partial month of revenue attributable to RTI.

      Total revenues for the nine months ended September 30, 2006 increased 28.6% to $4,179,360 compared to $3,248,699 for the nine months ended September 30, 2005. The increase in revenues included $219,784 and $400,379 in incremental revenues related to the RTI and SMEI acquisitions respectively. The SMEI acquisition closed February 14, 2005.

Gross Margin:

      Overall gross margin, as a percent of revenues, for the three months ended September 30, 2006 improved to 57.3% from 42.9% in the comparable year ago period. Overall gross margin was favorably affected by a higher gross margin percentage in Technology Services. The gross margin percentage for services increased to 56.3% from 38.9% in 2005. The primary factors driving higher service margins included a shift towards in-house labor as opposed to lower margin subcontractors coupled with a shift towards higher margin fixed price contracts from time and material based contracts. The gross margin percentage for Technology Products increased to 60.8% from 55.7% in 2005. The higher margin percentage for Products was driven by a higher component of application development. Application development revenues carry higher margins when coupled with a product or system sale.

      Overall gross margin, as a percent of revenues, for the nine months ended September 30, 2006 increased to 56.2% from 50.4% in the comparable year ago period.

Research and Development Expenses:

      Research and development expenses consist primarily of salaries, related personnel costs, and consulting fees associated with product development.

      For the three months ended September 30, 2006, Research and development expenses decreased to $109,205 compared to $127,097 in 2005.

      Research and development expenses increased slightly to $327,474 for the nine months ended September 30, 2006 compared to $323,063 for the nine months ended September 30, 2005. Management believes that continual enhancements of the Company's products will be required to enable Science Dynamics to maintain its competitive position. Science Dynamics will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

Selling, General and Administrative Expenses:

      Selling, General and administrative expenses consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions and marketing, and facilities costs.

      For the three months ended September 30, 2006 SG&A expenses increased slightly to $655,308 compared to $647,085 for the comparative three months ended September 30, 2005. SG&A, as a percent of revenues improved to 43.8% from 57.8% in the year ago period.

      For the nine months ended September 30, 2006, SG&A expenses decreased to $1,716,505, a reduction of $213,759 from $1,930,264 for the comparative nine months ended September 30, 2005. The decrease was primarily attributable to cost cutting measures undertaken in the latter part of 2005 and into the first half of 2006 coupled with the synergy savings in administrative costs by combining subsidiary operations (SMEI) with that of Science Dynamic's.

Interest Expense:

      Interest Expense decreased to $144,756 for the three months ended September 30, 2006 compared to $148,599 for the three months ended September 30, 2005. Interest Expense increased to $409,510 for the nine months ended September 30, 2006 compared to $373,727 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months period ended September 30, 2006, cash and cash equivalents increased to $392,406 from $53,997 at December 31, 2005. Net cash used by operating activities was $689,538 for the nine months ended September 30, 2006 compared to net cash provided by operating activities of $65,385 in the corresponding nine month period ended September 30, 2005. The net cash used by operating activities of $689,538 consisted of a net loss of $(17,329,583), an increase in our accounts receivable of ($195,291), an increase in other assets of ($323,632), an increase in deferred income of 137,493, a decrease in customer deposits of ($135,199), a decrease in the Company's accounts payable and accrued expenses of ($375,386) offset by non-cash items (depreciation, amortization of intangibles, stock-based compensation, minority interest, derivative interest and financing cost) amounting to $17,533,647.

      Net cash used in investment activities was $3,508,228 for the nine months ended September 30, 2006 compared to $1,658,041 in the corresponding nine months ended September 30, 2005. The investment was the cash component of the RTI purchase price combined with direct acquisition costs, net of acquired cash.

      Net cash provided by financing activities was $4,536,175 for the nine months ended September 30, 2006 compared to $1,405,829 in the corresponding nine months ended September 30, 2005. This consisted of $4,450,000 of cash proceeds from the Barron financing on September 19, 2006 and $1,293,906 from the private placement in May of 2006 partially offset by the repayment of $1,000,000 on the Laurus convertible note and repayment of $209,000 for short term notes.

      The net proceeds from the Barron financing of $4,450,000 was used to pay;
(i) $404,851 in transaction and financing fees, (ii) $541,563 to repay a portion of the Laurus debenture plus accrued interest and (iii) $3,500,000 cash to the former owners of Ricciardi Technologies', Inc. ("RTI"). The Company received $3,586 from this transaction.

      Between April 14, 2006 and May 11, 2006 the Company sold 23,231,733 shares of common stock and 11,615,867 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received proceeds of $1,293,906 and converted $100,000 of accrued expenses for a total of $1,393,906. The Company used these proceeds for working capital purposes and to reduce short term debt.

      The outstanding balance on the Company's line with Presidential Financial as of September 30, 2006 was $204,120 compared to $202,851 at December 31, 2005. On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company closed the line of credit and repaid in full the outstanding balance with Presidential Financial Group.

      The Company's current liabilities include derivative liabilities totaling $23,028,141, of which $22,008,541 relates to the valuation of the $4,500,000 convertible note, 250,000,000 warrants and the associated embedded derivatives (see Notes 5f and 6) issued to Barron and $1,019,600 related to warrants issued to Laurus Capital. The Company expects the $22,008,541 derivative liability to reverse with the Barron note being reclassified to equity upon the Company's 10:1 reverse split taking effect (see Note 9 Common Stock).

      The Company believes with its current cash position, its anticipated operating cash flow, together with the availability on its new line of credit facility with "GBBF" that it has sufficient liquidity to meet its cash requirements over the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Use of Estimates -The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      On September 19, the Company sold to Barron Partners LP for $4,500,000 a Note (the "Note") in the principal amount of $4,500,000 and warrants to purchase 125,000,000 shares at $.05 per share and 125,000,000 shares at $.125 per share. Pursuant to the Purchase Agreement, the Company's board of directors approved, subject to stockholder approval, a restated certificate of incorporation which, among other provisions, effects a one-for-ten reverse split in the Company's common stock, and agreed to submit the restated certificate of incorporation to the stockholders for their approval. Upon the filing of the restated certificate of incorporation with the State of Delaware, principal and interest due on the Note shall be automatically converted into such number of shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the Note by the Conversion Price, which initially is $.575. Prior to such filing, the Note is convertible at the Conversion Price at the option of the holder.

      Each share of Series A Preferred Stock is convertible into 25 shares of common stock subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price applicable to the Series A Preferred Stock, which is initially $.023 per share, subject to adjustment.

      In connection with the sale of the Note and warrants, Dragonfly Capital Partners, LLC acted as a placement agent. The Company paid or accrued brokerage fees of $234,000 to Dragonfly Capital Partners, LLC, of which $134,000 was paid at closing and the remaining $100,000 is deferred. In addition, the Company issued to Dragonfly warrants to purchase 4,891,000 share of common stock at $.05 per share, and 4,891,000 shares of common stock at an exercise price of $.125.

      On September 19, 2006, in payment of the purchase price of the purchase of all of the issued and outstanding shares of the Common Stock of Ricciardi Technologies Inc., the Company issued 50,000,000 shares of common stock, a $500,000 promissory note, and 1,000,000 shares of the Company's Series B Convertible Preferred Stock. Each share of Series B Preferred Stock will automatically convert into 8 1/3 shares of common Stock on January 18, 2007, which is the conversion rate. The conversion rate is subject to adjustment in the event any stock dividend, split and other distribution, combination of shares or reverse split or other recapitalization. In connection with the RTI transaction the company paid Watergate Holding LLC a brokerage fee in the amount of $125,000.

            As previously stated, the Company entered into an Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD, dated September 18, 2006. Pursuant to the agreement with Laurus, the Company issued Laurus a note in the principal amount of $500,000 and warrants to purchase up to 14,583,333 shares of common stock on a cashless exercise basis using an imputed exercise price of $0.01 per share.

      In September 2006, pursuant to a letter agreement between the Company and the Keshet Fund LP and Keshet L.P. (collectively the "Keshet"), the Company issued Keshet 3,000,000 shares of common stock in consideration for the cancellation of all payment obligations arising under the convertible notes issued to Keshet by the Company.

      The issuances of securities described above are exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) or Rule 506 of the SEC thereunder as transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

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

                                                    SCIENCE DYNAMICS CORPORATION


           Date: November 20, 2006                  By: /s/ Paul Burgess
                                                        ------------------------
                                                        Paul Burgess
                                                        Chief Executive Officer

           Date: November 20, 2006                  By: /s/ Joe Noto
                                                        ------------------------
                                                        Joe Noto
                                                        Chief Financial Officer