Form 10KSB
period 2006-12-31
Lattice INC
filed 2007-04-16
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

LATTICE CORPORATION
(Name of small business issuer in its charter)

DELAWARE	22-2011859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7150 N. Pennsauken, New Jersey 08109
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (856) 910-1166

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
$.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year. $7,494,888

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 12, 2007 was $9,099,122.86.

As of April 16, 2007, the issuer had 16,629,848 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATIONAL HISTORY

We were formed under the name Science Dynamics Corporation, incorporated in the State of Delaware in May 1973 and began operations in July 1977. We have been developing and delivering technologically advanced telecommunication solutions for over 25 years. We changed our name to Lattice Incorporated in February 2007. Lattice incorporated is referred to herein as the "Company," "we," "us," and "our".

On February 14, 2005, we acquired approximately 86% of the stock of SMEI on a fully-diluted basis, for which we paid $1,655,325 in cash and issued 1,737,861 shares of common stock.

Pursuant to a stock purchase agreement dated September 12, 2006, between us, Ricciardi Technologies Inc. (“RTI”) and RTI’s shareholders, we acquired all of the issued and outstanding capital stock of RTI for $3,500,000 in cash, issued 5,000,000 shares of common stock, issued a $500,000 promissory note and 1,000,000 shares of series B convertible preferred stock. To secure the indemnification obligations of the former RTI stockholders, $350,000 and 583,333 shares of common stock was placed in escrow for a period of 18 months, subject to any claims that may arise under the agreement during the 18-month warranty survival period.

At December 31, 2006, we operated the businesses of SMEI and RTI as separate businesses. In addition, Lattice Incorporated continues to supply call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. We have been a primary supplier to a major Local Exchange Carrier and, in recent years; have expanded our customer base to include the newly emerging unregulated companies offering the same service in today’s more highly competitive telecom environment. Our Commander product line is a versatile and feature rich platform, prepared to handle the increasing demand for investigative tools and security.

We are in the process of integrating our businesses and hope to complete the integration during 2007.

Reverse Split

On February 2, 2007, we filed an amended and restated certificate of incorporation with the State of Delaware, which, among other things, effected a one-for-ten reverse split of our common stock. All share and per share information in this report retroactively reflects the reverse split.

Securities and Exchange Commission Comments

The Company has received comments from the Securities and Exchange Commission in connection with reports it has filed under the Securities Exchange Act of 1934, as amended. The Company is in the process of responding to these comments and does not anticipate that the comments will have a material impact on the financial statements included in this Report.

Business of SMEI

SMEI was founded to provide engineering services coupled with advanced technology solutions to agencies of the federal government. SMEI has developed advanced data management applications, Internet server technology and information systems that it markets to both public and private sectors. SMEI’s technology helps its customers reduce development time for projects, manage the deployment of applications across the Internet to desktops around the world and implement military grade security on all systems where the applications are deployed. SMEI has two divisions, a consulting services division and the Aquifer Software division.

Consulting Services Division

SMEI provides the federal government and private industry with engineering services coupled with innovative information technology solutions. SMEI seeks to address the growing public and private sector demand for integrated, secure, enterprise class e-business solutions built on industry standards.

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

Geospatial Information Systems

SMEI specializes in the design and implementation of enterprise geographic information systems, enabling the vision of public and private sector clients for cross-organization data sharing. By doing this, we can manage the security of the GIS data layers so that what a user sees is based on his level of security-cross - organizational data sharing. Most GIS systems are not able to restrict to the granular level that we have designed into GeoReadiness. SMEI develops web services applications and secure geospatial solutions. SMEI also performs spatial analysis and risk assessment modeling for the military medical application. SMEI also developed GIS-R, an Army geospatial information system repository to provide a visual method for users to access information from a comprehensive set of government, commercial, and installation data sources in an expandable, user-friendly decision support application.

Implementation planning is critical to the success of enterprise geospatial information system initiatives. Cross-organizational data sharing and public visualization of corporate information through the Internet requires the understanding of data needs across functional areas, as well as the backbone technology to support an enterprise approach. The SMEI team includes key in-house experts in geospatial information system supporting technologies such as ESRI’s ArcSDE, Oracle Spatial, UNIX and Windows to ensure a stable architecture and operating environment for enterprise applications. As current customers of this service, the Naval Information Technology Center receives architectural and database support, systems integration analysis, and technical support from SMEI.

Technical and Management Consulting Services

SMEI provides network engineering, architectural guidance, database management, expert programming and functional area expert analysis to its Department of Defense clients.  SMEI provides strategic consulting to support business requirements, change management, and financial analysis and metrics for several major federal customers.

In addition, SMEI provides management, analytical, and technical consulting to support legacy application modernization and systems reduction goals under several major contracts including the Department of Navy’s Navy Marine Corps Intranet (NMCI).

Aquifer Software

SMEI develops and markets the Aquifer Application Services Platform, a proprietary software product embedded in the applications developed for its customers. Aquifer helps developers build a new class of software called rich Internet applications. These applications are secure custom or commercial desktop and mobile Windows Forms applications that use the traditional client/server model while exploiting Web Services-based communications over the Internet.

Aquifer is a .NET application platform built on a service-oriented architecture that delivers scalable and secure Web applications to Windows desktop and Windows CE platforms. Aquifer gives SMEI a competitive advantage with its service bids by; (i) reducing development time and (ii) enabling the management and the deployment of applications across the Internet to desktops around the world while implementing Department of Defense certified and accredited security on all deployed systems. Aquifer addresses the needs of development organizations to more rapidly develop custom Windows Forms applications and lower the costs to secure, deploy and maintain them. Aquifer helps organizations solve the following problems:

•	Reduction in application development time, cost and risk;

•	Reduction of desktop and PDA application deployment time and cost;

•	Increased richness of user experience;

•	Elimination of security concerns inherent with Web browser vulnerabilities;

•	Decreased server software and hardware costs; and

•	Optimization of network resources for best performance.

SMEI markets Aquifer as both a productivity tool and a secure application platform. Whether modernizing legacy applications or building new service-oriented, Web based systems, Aquifer is designed to shorten the time it takes to develop and deliver custom solutions in Microsoft .NET environments. Aquifer provides many common service components including:

•	Data Access;

•	Role-based User Profiles;

•	Flexible Security Model including strong encryption;

•	Configuration Management;

•	Event Management;

•	Integration Gateways; and

•	Secure Client.

In its current version 5.4, the Aquifer Application Services Platform can support between 500 and 1,000 concurrent active desktops against a single server processor.

Sales and Marketing

SMEI markets its Aquifer Application Services Platform to mid to large-sized commercial accounts, federal government agencies, systems integrators and independent software vendors that are building Windows rich Internet applications. Aquifer’s products, training and services are focused on the .NET Windows Forms application development market where enterprise IT organizations and systems integrators are tasked with building and managing applications that run on the Internet using the .NET Framework.

SMEI employs the following marketing programs to sell the Aquifer Application Services Platform:

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

Strategic Alliances - SMEI plans to continue to form strategic alliances with federal and commercial systems integrators and Web services performance management vendors to sell SMEI’s products as value-added resellers and to enhance Aquifer’s capabilities by integrating with other vendor’s performance monitoring capabilities. SMEI believes that engaging marketing an delivery channels that are not currently available to the company will broaden market reach, increase delivery bandwidth in some instances, and yield a greater return on sales and marketing expenditure. Currently, SMEI and AmberPoint co-market products to federal governmental agencies. SMEI plans to integrate Aquifer and AmberPoint to help developers more easily and accurately monitor the .NET applications they build. AmberPoint is a Silicon Valley-based software company that builds and markets management solutions for Web services.

Business Development

We believe our future success is dependent on expanding our existing product line to encompass a more diverse customer base. Management believes this will enable us to reduce our exposure to the risk of declines in telecommunications sales while capitalizing on potential gains in our other business sectors. As we expand product offerings into other sectors, we plan to move from primarily offering products to offering a mix of products and services to generate consistent recurring revenue streams. Some of the key areas we intend to focus on expanding are:

1.	OEM Licensing - This would include licensing existing technology we have developed to other equipment manufacturers either to incorporate into their existing product offering or for resale.

2.	Voice and Data Security Products - Our existing products provide feature rich call control technology that can be expanded to serve additional markets.

The first step in realizing our business development strategy requires enhancing existing products to address the needs of other markets. We continue to supply call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. We plan to expand on our existing Commander product line by licensing it to other vendors and also by modifying the product to meet the needs of other markets.

Our Products

We currently offer products based on our BubbleLink technology and on SMEI’s Aquifer technology. These products are marketed to the government and private industries.

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

The existing Commander system is ported to support multiple vendors’ equipment, which makes the product more flexible in its operation and also pricing. We are developing Commander’s investigative software to provide a single repository for storing call records, recordings and other documents related to a specific case or investigation.

MinuteMan

The MinuteMan product, which is also built on our BubbleLink technology, is a complete turnkey system. The MinuteMan is designed for smaller pre-paid card vendors that want to break free from the resale only mode of the card business.

Aquifer

Aquifer is a software architecture that provides users the ability to develop and manage applications in a secure distributed computing environment. Aquifer has been used in developing several applications within the Department of Defense. Aquifer’s security system is certified by the Department of Defense.

We plan to combine Aquifer’s secure development platform with the transaction processing capabilities of BubbleLink. We believe the products’ synergies will provide an end to end solution for secure communications.

SensorView

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

Government Contracts

Virtually all of our SMEI’s and RTI’s revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of revenues contingent on government funding was primarily SMEI’s and RTI’s which represented approximately 77% of our total revenues for the twelve months ended December 31, 2006 and 71% for the year ended December 31, 2005. The full revenue contribution of RTI occurred in the 4th quarter of 2006 since the acquisition closed late in the 3rd quarter (September 19, 2006). Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government’s requirements. In addition, U.S. government contracts are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal year basis even though contract performance may take several years. Consequently, at the outset of a major program, the contract is usually incrementally funded and additional funds are normally committed to the contract by the procuring agency as Congress makes appropriations for future fiscal years. Any failure of such agencies to continue to fund such contracts or failure by Congress to make sufficient appropriations to the relevant agencies could have a material adverse effect on our operating results.

Sales and Marketing

We employ a direct sales team to market our products to IT organizations, systems integrators and IP carriers. Our direct sales team primarily focuses on independent regional carriers. SMEI markets its Aquifer Application Services Platform to mid to large-sized commercial accounts, federal government agencies, systems integrators and independent software vendors that are building Windows rich Internet applications. Aquifer’s products, training and services are focused on the .NET Windows Forms application development market where enterprise IT organizations and systems integrators are tasked with building and managing applications that run on the Internet using the .NET Framework.

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

Strategic Alliances - SMEI plans to continue to form strategic alliances with federal and commercial systems integrators and Web services performance management vendors to sell SMEI’s products as value-added resellers and to enhance Aquifer’s capabilities by integrating with other vendor’s performance monitoring capabilities. SMEI believes that engaging marketing an delivery channels that are not currently available to the company will broaden market reach, increase delivery bandwidth in some instances, and yield a greater return on sales and marketing expenditure.

Important partnerships SMEI has developed recently include:

•
Microsoft. SMEI is a Microsoft Certified Partner. Recently, Aquifer’s security model and its presence on the Navy Marine Corps Intranet (NMCI) network have attracted interest from Microsoft Federal and from Microsoft Business Development in Redmond. SMEI is currently working with Redmond to develop a NMCI formal Microsoft/SMEI case study describing the benefits of .NET and Aquifer.

•
AmberPoint. AmberPoint is a Silicon Valley-based software company that builds and markets management solutions for Web services. SMEI and AmberPoint co-market products to federal governmental agencies. SMEI plans to integrate Aquifer and AmberPoint to help developers more easily and accurately monitor the .NET applications they build.

SMEI’s goal is to turn every Aquifer customer into a reference account. SMEI believes that first hand testimonials describing the productivity gains with Aquifer are of great value and can significantly enhance sales and marketing efforts

Ricciardi Technologies, Inc. (“RTI”)

About Ricciardi Technologies Inc.

RTI was formed in 1992 with the goal of providing a cost-effective method for customers in both the private and public sector to meet their growing needs for dependable systems and software solutions. RTI provides turn-key solutions, as well as on-site consulting and engineering support. RTI has a diverse group of software and hardware engineers who practice proven design, development and implementation processes and standards. RTI is organized into four distinct divisions to better serve our clients’ focus and needs:

•
RTI’s E-Solutions Divisioncombines its experience in mission critical systems, distributed systems, web development, and knowledge environments to provide our customers with cutting-edge IT solutions for distributed e-business and web infrastructure.

•
RTI’s Mobile Solutions Division works closely with the other RTI divisions to provide support in the areas of wireless communication and portable device data management. MSD solutions deal with real-time data management as well as mission critical solutions to government/military and commercial customers.

•
RTI’s Professional Services Division provides both on-site and off-site consulting and engineering support. PSD has formed long-term and on-going relationships with companies such as Lockheed Martin, Motorola, Logistics Management Institute, BAE Systems, and Hughes Network Systems, to support their continuing engineering and consulting needs.

•	RTI’s Software Systems Division (SSD) provides hard core and/or real-time embedded and mission critical solutions to government, military and commercial customers.

RTI is headquartered in Manassas Virginia, with additional on-site personnel at client locations in Virginia, Maryland, and California.

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

On December 21, 2004 the United States Patent and Trademark Office issued trademark serial number 78326540 for the name “Aquifer.” SMEI has not yet received the Certificate of Registration.

No assurance can be given as to the scope of any patent protection. We believe that rapid technological developments in the communications and IT industries may limit the protection afforded by its patents. Since our patents precisely define the parameters of their technology, that information may allow competitors to modify the technology in order to circumvent the original patent. Accordingly, we believes that our success is dependent on its engineering competence, service, and the quality and economic value of products.

Customer Support

Lattice Incorporated

Our technical support staff provides telephone support to customers using a computerized call tracking and problem reporting system. We also provide initial installation and training services for our products. We have instituted an annual maintenance contract which entitles customers to software updates, technical support and technical bulletins.

SMEI

The SMEI team includes in-house experts in GIS supporting technologies such as ESRI’s ArcSDE, Oracle Spatial, UNIX and Windows to ensure a stable architecture and operating environment for enterprise applications. As current customers of this service, the Naval Information Technology Center (NITC) receives architectural and database support, systems integration analysis, and technical support from SMEI.

Competition

There are six major competitors in the call control platform field. Of these competitors, T-Netis and Evercom both provide call control systems as part of a telecommunications service offering. In addition, both these companies sell directly to the correctional facilities while we only sell to service providers. We compete with these companies primarily by offering service providers customized call control features not available on any other platform. Our technology is primarily deployed in smaller facilities where large competitors do not directly compete. This has created a market to sell to smaller regional service provides where the competition does not require major capital expenditures or large-scale support. The larger facilities which make up the majority of the market share are controlled by the major carriers such as Verizon or by larger competitors such as Evercom and T-Netix. Although the regional carriers only account for a small percentage of the inmate market, the competitive landscape is more favorable to us. Key equipment providers that compete with us in this market are Omni Phone and Radical. Both companies manufacture call control systems for this market. Our key competitive advantage in this market is the features our technology provides and our 3-way call detection.

As a company offering IT services, SMEI’s services market is fragmented and highly competitive. SMEI faces competition from companies providing IT outsourcing and business process outsourcing solutions. SMEI also competes with software vendors in the .NET Web Application Services Platform market. Potential competitors of SMEI’s Aquifer software include:

•
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

Kinitos also has a component that provides client-side “plumbing” for creating Windows Forms applications. It handles the communications from client to server, provides online/offline services, reliable messaging, logging and dynamic updating of client applications.

•
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

EMPLOYEES

As of April 17, 2007, we had 59 full time employees and no part time employees. We supplement full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

As of April 17, 2007, SMEI had 18 full time employees and one part time employee. None of SMEI’s employees are covered by a collective bargaining agreement. SMEI considers relations with its employees to be good.

As of April 17, 2007, RTI had 31 full time employees. None of RTI’s employees are covered by a collective bargaining agreement. RTI considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease a 3,000 square foot office in an industrial park in Pennsauken, New Jersey. This space is also used to test our products and for other corporate activities. Our lease began June 1, 2006 and is for a term of three years at $2,812 per month.

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

RTI leases a facility located at 8306 Rugby Road, Manassas VA. The facility is comprised of 3,166 square feet of space. The lease expires March 31, 2007 and we are in the process of renegotiation a new lease . RTI pays rent of $5,500 a month for the RTI facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 18, 2006, we held a special meeting of our shareholders to consider approval of our restated of incorporation. The votes were as follows:

For	Against	Abstain
12,162,271	190,701	1,170

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below have been adjusted to reflect the one-for-ten reverse split.

Calendar Quarter	High	Low	High	Low
First Quarter	$.90	$.50	$1.60	$.50
Second Quarter	$.80	$.60	$1.50	$.80
Third Quarter	$.70	$.50	$0.70	$.50
Fourth Quarter	$.60	$.40	$.90	$.50

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of April 17, 2007, we had 16,629,848 outstanding shares of common stock held by approximately 309 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

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

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,371,000	$1.00	467,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,371,000	$1.00	467,000

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended December 31, 2006, we issued the below securities without registration under the Securities Act of 1933, as amended (the "Securities Act").
On July 21, 2006, we entered into a Forbearance Agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to the Agreement, Laurus waived certain Events of Default under the Secured Term Note dated February 11, 2005 (the "Term Note") and the related documents executed in connection with the Term Note and forebear from enforcing its remedies as a result of the occurrence of the events of default. We agreed to repay $500,000 and issue 100,000 shares of its common stock to Laurus upon execution of the Forbearance Agreement, which shares have been issued.

On September 19, 2006, we entered into a securities purchase agreement (the “purchase agreement”) with Barron Partners LP (“Barron”) pursuant to which Barron purchased, for $4,500,000, (a) a note in the principal amount of $4,500,000 (the “Note”), and (b) common stock purchase warrants (“warrants”) to purchase up to 12,500,000 shares of the Company’s common stock at $0.50 per share and 12,500,000 shares of the Company’s common stock at $1.25 per share. Upon the filing of our restated certificate of incorporation on February 2, 2007, with the State of Delaware, principal and interest due on the Note automatically converted into 7,826,087 shares of the our series A preferred stock.

Pursuant to a Stock purchase agreement (the “RTI Agreement”) dated as of September 12, 2006, between the Company, RTI and all of stockholders of RTI, we purchased all of the issued outstanding shares of the Common Stock of RTI. The RTI Agreement was executed and the closing was held on September 19, 2006 contemporaneously with the Barron private placement. Pursuant to the RTI Agreement, the consideration for stock of RTI consisted of (a) $3,500,000, which was paid from the proceeds of the sale of the Note and warrants to Barron, (b) 5,000,000 shares of our common stock, (c) a $500,000 promissory note (the “RTI Note”), and (b) 1,000,000 shares of the Company’s Series B Convertible Preferred Stock Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of five sixths of a share of common stock , subject to adjustment in the event of stock dividends, splits and other distributions, combinations of shares or reverse splits or other recapitalizations.

The Company entered into a Omnibus Amendment and Waiver Agreement with Laurus, dated September 18, 2006 (the “Laurus Agreement”. Pursuant to Laurus Agreement, on September 19, 2006, in exchange for the cancellation of the term note in the principal amount of $ 2,000,000, the Company (a) paid $500,000 in principal amount of the Term Note, (b) issued an amendment and restated note in the principal amount of $250,000, and (c) issued a warrant to purchase up to 1,458,333 shares of common stock (subject to adjustment), upon the cashless exercise by the holder thereof for an imputed exercise price of $0.10 per share.

Pursuant to a letter agreement between the Company and the Keshet Fund LP and Keshet L.P. (collectively the “Keshet”), the Company issued 300,000 shares of common stock in consideration for the cancellation of all payment obligations arising under the convertible notes issued to Keshet by the Company. Additionally, Keshet will, at the Company’s expense, terminate all of its agreements with the Company, other than in respect of (x) indemnification and expense reimbursement provisions of such agreements and such other provisions thereof as expressly survive the payment in full of the Obligations and (y) any options and/or warrants received by Keshet from the Company.

All of the above unregistered issuances of securities were made pursuant to the exemption from registration requirements provided by Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. Except as expressly set forth in this prospectus, the individuals and entities to whom we issued securities are unaffiliated with us. For each of the above sales of unregistered securities, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the above security holders who were not our executive officers represented that the are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment.

Between April 14, 2006 and May 11, 2006 the Company sold 2,274,951 shares of common stock and 1,161,587 warrants to purchase additional shares of common stock to various accredited investors in a private placement. The Company received proceeds of $1,293,906 and exchanged $100,000 of accrued expenses for a total of $1,393,906. The Company used these proceeds for working capital purposes and to reduce short term debt.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this annual report contains forward-looking statements. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

GENERAL OVERVIEW

Lattice Incorporated (formerly Science Dynamics) was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over twenty-five years and expanded our product offering to include IT solutions with the acquisition of 86% of Systems Management Engineering, Inc. ("SMEI") on February 14, 2005 and more recently with the acquisition of 100% of the capital stock of Ricciardi Technologies, Inc. (“RTI”) on September 19, 2006.

During 2006 the company has continued to demonstrate improved bottom line performance. The positive “Adjusted Operating Income” (Operating income excluding non-cash depreciation, amortization and share-based compensation) of $1,326,783 in 2006 compares to an Adjusted Operating Loss of $837,366 for 2005. The company's improved results are a direct reflection of the company's efforts to manage our costs effectively and continue to build on our existing contracts.

The Company's management believes operating income adjusted for non-cash items “Adjusted Operating Income”, a non-GAAP financial measure, is an important financial metric to monitor operating performance. The Company also believes “Adjusted Operating Income” provides meaningful insight to its investors in understanding the Company's operating performance.

For the twelve months ended December 31, 2006 and 2005, the Company's “Adjusted Operating Income” reconciles to reported operating income as follows:

	For the twelve months ended December 31,
	2006	2005
Reported Operating Income (Loss)	$455,886	$(1,006,881)

Add-back:
Non-cash Depreciation & Amortization expenses	$780,285	$164,515
Share-based Compensation	$90,612	$5,000

Adjusted Operating Income (Loss)	$1,326,783	$(837,366)

We intend to continue the expansion of our sales efforts both within the federal government secure software solutions space and commercial accounts. We continue to build upon our recent success in these markets by expanding our marketing efforts through our direct sales strategy. Our contract backlog has given us an opportunity to expand our existing revenue base. Our team is driven to increase shareholder value through both organic growth and acquisitions throughout the year. With regards to our acquisition strategy, we will continue to pursue profitable companies with proprietary products and services we can sell to our existing customers and which have synergies with our existing business.

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

Pursuant to the RTI Agreement, the consideration for stock of RTI consisted of (a) $3,500,000, which was paid from the proceeds of the sale of the Note and Warrants to Barron Partners LP (as descussed below) (b) 5,000,000 shares of common stock, (c) a $500,000 promissory note (the "RTI Note"), which if not paid sooner must be paid in full on the earlier of (i) twelve months from the closing date of the transaction, which was September 19, 2006 (the "closing date")   or (ii) the consummation of a transfer of all or substantially all of the assets or equity securities of the Company to a third party, and (b) 1,000,000 shares of the Company's Series B Convertible Preferred Stock. To secure the indemnification obligations of the former RTI stockholders, a portion of the purchase price, consisting of $350,000 and 583,333 shares of common stock was placed in escrow for a period of 18 months, subject to any claims that may arise under the agreement during the 18-month warranty survival period.

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

As part of the purchase price for price for RTI stock, the Company agreed to pay the former RTI stockholders up to an additional $1,500,000 depending on the technology’s services segment EBITDA for the twelve-month period ending on the first anniversary of the Closing Date. If the segments EBITDA is at least $2,250,000 but less than $2,500,000, the former RTI stockholders receive $750,000, and if the EBITDA for such twelve month period is at least $2,500,000, the former RTI stockholders will receive $1,500,000.

Pursuant to the RTI Agreement, the Company is to deliver to the RTI's employees incentive stock options to purchase 200,000 shares of common stock at an exercise price equal to the greater of: (i) the market price on the closing date and (ii) the volume-weighted average price per share for the fifteen (15) days prior to the Closing Date. The grant of the options shall be subject to approval by the Company, with approval not to be unreasonably withheld. During the two years following the closing, the Company shall grant the RTI employees incentive stock options to purchase 50,000 shares in each year of the two year period. These options shall have an exercise price equal to the greater of: (i) the closing market price and (ii) the volume-weighted average price per share for the fifteen (15) days prior to the date of each such grant. The options will have a ten-year term and shall vest equally in each year in first three years and such vesting shall accelerate if (i) such employee is terminated without cause or without good reason or (ii) upon a change of control of the Company.

Pursuant to the RTI Agreement, to secure the Company's payment obligations under the RTI Note, the Company and each owner of the issued and outstanding shares of RTI's capital stock executed a Pledge Agreement. Pursuant to the Pledge Agreement, 15.24% of the share of RTI's capital stock purchased by the Company is being held in escrow until the payment in full by the Company' of the RTI Note.

The RTI transaction was financed through a private placement with Barron Partners LP, a private investment partnership based in New York. The Company sold Barron a convertible subordinated promissory note in the principal amount of $4.5 million (the "Note"), a warrant to purchase up to 12.5 million shares of the company's common stock at an exercise price of $0.50 per share and a warrant to purchase up to 12.5 million shares of the Company's common stock at an exercise price of $1.25 per share which expire in Sept, 2011. The private placement closed on September 19, 2006. As a result of the filing of our amended and restated certificate of incorporation with the State of Delaware, on February 2, 2007, the principal and interest due on the Barron note automatically converted into 7,826,087 shares of series A preferred stock.

Each share of Series A Preferred Stock is convertible into 2.5 shares of common stock subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price applicable to the Series A Preferred Stock (the "Series A Conversion Price"), which is initially $.23 per share, subject to adjustment.

The Purchase Agreement as well as the certificate of designation for the Series A Preferred Stock and Warrants provide for an adjustment in the conversion price of the note and Series A Preferred Stock and the exercise price of the Warrants if the Company's earnings before interest, taxes, depreciation and amortization is less than a specified amount per share, on a fully-diluted basis, with a maximum reduction of 30% for each year. The target EBITDA per share is $0.19 for 2006 and $0.549 for 2007. The amount of reduction per year is the percentage shortfall. Thus, a 15% shortfall will result in a 15% reduction in the applicable conversion or exercise price then in effect. For purpose of determining fully-diluted, all shares of Common Stock issuable upon conversion of convertible securities and upon exercise of warrants and options shall be deemed to be outstanding, regardless of whether (i) such shares are treated as outstanding for determining diluted earnings per share under GAAP, (ii) such securities are "in the money," or (iii) such shares may be issued as a result of the 4.9% Limitation. The per share amounts are adjusted in accordance with GAAP to reflect any stock dividend, split, distribution, reverse split or combination of shares or other recapitalization, including the reverse split effected by the restated certificate of incorporation.

The Company entered into a Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD ("Laurus"), dated September 18, 2006 (the "Laurus Agreement") for the purpose of amending, restating and waiving certain terms of (i) the Amended and Restated Secured Convertible Term Note, issued as of February 11, 2005 and amended and restated as of July 21, 2006 (as amended and restated, amended, modified and supplemented from time to time, the "Term Note") by the Company to Laurus, (ii) the Securities Purchase Agreement, dated as of February 11, 2005 (as amended, modified or supplemented from time to time, the "Purchase Agreement") by and between the Company and Laurus, (iii) the Common Stock Purchase Warrant, issued as of February 11, 2005 by the Company to Laurus (as amended and restated, amended, modified and supplemented from time to time, the "Initial Warrant"), (iv) the Common Stock Purchase Warrant, issued as of November 18, 2005 by the Company to Laurus (as amended and restated, amended, modified and supplemented from time to time, the "Additional Warrant") and (v) the Forbearance Agreement, dated as of July 21, 2006 between the Company and Laurus (as amended, modified or supplemented from time to time, the "Forbearance Agreement"). The Company issued 100,000 common shares and paid $500,000 in cash in conjunction with the July 21, 2006 agreement.

Pursuant to the Laurus Agreement, on September 19, 2006, Laurus waived each Event of Default that may have arisen under Section 4.1 of the Term Note and Section 3 of the Forbearance Agreement solely as a result of the failure by the Company to make the $32,656 in interest payments due to Laurus on September 1, 2006.

Pursuant to Laurus Agreement, on September 19, 2006, in exchange for the cancellation of the term note in the principal amount of$2,000,000, the Company (a) paid $500,000 in principal amount of the Term Note, (b) issued an amendment and restated note in the principal amount of $250,000, and (c) issued a warrant to purchase up to 1,458,333 shares of common stock (subject to adjustment), upon the cashless exercise by the holder thereof for an imputed exercise price of $0.10 per share.

Pursuant to a letter agreement between the Company and the Keshet Fund LP and Keshet L.P. (collectively the "Keshet"), the Company agreed to issue 300,000 shares of common stock in consideration for the cancellation of all payment obligations arising under the convertible notes issued to Keshet by the Company. Additionally, the Keshet will, at the Company's expense, terminate all of its agreements with the Company, other than in respect of (x) indemnification and expense reimbursement provisions of such agreements and such other provisions thereof as expressly survive the payment in full of the Obligations and (y) any options and/or warrants received by Keshet from the Company.

Between April 14, 2006 and May 11, 2006 the Company sold 2,274,951 shares of common stock and 1,161,587 warrants to purchase additional shares of common stock to various accredited investors in a private placement. The Company received proceeds of $1,293,906 and exchanged $100,000 of accrued expenses for a total of $1,393,906. The Company used these proceeds for working capital purposes and to reduce short term debt.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 21, 2005

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2006	2005
Sales	$7,494,888	$4,235,269

Net Loss	$(16,271,618)	$(863,103)

Net Loss Per Share	$(1.37)	$(.10)

	OPERATING EXPENSES		PERCENT OF SALES
	2006	2005	2006	2005

Research & Development	435,768	431,021	5.8%	10.2%

Selling, General & Administrative	3,248,013	2,537,365	43.3%	59.9%

Total Operating Costs and Expenses	$3,683,781	$2,968,386	49.1%	70.1%

Overall Sales for the fiscal year ended December 31, 2006 increased to $7,494,888 from $4,235,269 compared to the prior year ended December 31, 2005, representing an increase of $3,259,619, or 76.9%. The sales increase attributable to the RTI acquisition from the date acquired September 19, 2006 to December 31, 2006 was $1,683,352 or 39.7%. Excluding RTI sales, sales increased to $5,811,536 or 37.2% compared to 2005. Total Sales included revenues from Technology Products of $1,692,052 or 22.6% and Technology Services of $5,802,836 or 77.4%. Technology Product revenues increased to $1,692,052 from $1,224,042 or 38.2% mainly attributable to an increase in customer shipments. Excluding the increase in revenues attributable to the RTI acquisition, revenues from Technology Services increased to $4,119,484 from $3,011,227 in 2005 or 36.8%, mainly attributable to growth in contracts with governmental agencies and the expansion of existing contracts.

Cost of Sales for the fiscal year ended December 31, 2006 increased to $3,355,221 from $2,273,764 for the prior year ended December 31, 2005. Cost of sales included in the 2006 period related to the RTI operations from the date of acquisition (September 19, 2006) was $789,158. Excluding RTI, baseline cost of sales increased to$ 2,566,062 from $2,273,764 or 12.9%. Cost of sales as a percentage of revenues was 44.8% for the twelve month’s ended 2006 versus 53.7% in 2005. The improvement in the cost of sales percentage of revenue was mainly driven by an improvement in service margins at SMEI resulting from a higher component of SMEI’s revenue coming from in-house labor as opposed to lower margin subcontractor pass-through revenues and a shift towards higher margin fixed price contracts versus time and materials based contracts. Total Gross Margin as a percentage of revenue improved to 55.2% in 2006 from 46.3% in 2005. Gross Margin as a percentage of revenue for the technology products segment increased to 67.3% from 64.1% in 2005.

Research and Development Expenses increased to $435,768 for the fiscal year ended December 31, 2006 from $431,021 in the year ended December 31, 2005, representing an increase of $4,747, or 1.1%. Engineering staffing levels are comparable to 2005 levels. Management believes that continual enhancements of the Company's products will be required to enable Lattice to maintain its competitive position. Lattice will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

Selling, General and Administrative Expenses ("SG&A") consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2006, SG&A increased to $3,248,013 from $2,537,365 for the comparable year ended December 31, 2005, representing an increase of $710,648 or 28%. Non-cash amortization expense for 2006 and 2005 related to intangible assets recognized in the purchase accounting of SMEI and RTI amounted to $739,454 and $56,690 respectively. Also included in 2006 were SG&A expense of $404,266 attributable to RTI operations from the date of purchase ( September 19, 2006) to December 31, 2006. Excluding the non-cash amortization expenses and the effects of the RTI acquisition, baseline SG&A expenses decreased from $2,480,675 in 2005 to $2,104,293 in 2006 or 15.2% The decrease was primarily attributable to cost cutting measures primarily at SMEI undertaken in the latter part of 2005 combined with synergy savings in administrative expenses by combining SMEI’s operations with that of Lattice’s.

Interest Expense consists of interest paid and accrued on; outstanding convertible notes, amortization of debt discount, notes payable, interest due on loans from stockholders. Interest expense increased to $704,178 for the year ended December 31, 2006 from $509,007 for the prior year ended December 31, 2005. Included in interest expense for 2006 was $371,753 related to derivative accounting of the 2006 Barron Convertible Note and the 2005 Laurus Convertible Note. The derivative interest expense arises from amortizing to the face or redemption value (using the effective interest method) the discounted value of the host debt instrument. Included in interest expense for 2005 was $154,702 related to the derivative accounting for certain convertible notes issued to Laurus Master Fund, Ltd. in 2005 and 2001. Excluding the effects of the derivative expense, interest costs decreased slightly to $332,425 from 354,305 in 2005. The decrease in 2006 was primarily due to lower average borrowings compared to 2005. The Laurus convertible debt of $2,000,000 issued in February 2005 was repaid with $1,000,000 cash, $750,000 in warrants and a $250,000 Promissory Note in conjunction with the September 19, 2006 Barron Financing.

Finance Expense for the twelve months ended December 31, 2006 was $2,054,520, compared to $26,979 for the twelve months ended December 31, 2005. Finance expense in 2006 included amortized deferred financing fees incurred with the September 2006 Barron financing of $442,477. Also, included in 2006 financing expense were the values of warrants issued totaling $1,594,184.issued in conjunction with the June 2006 Private Placement financing ($720,184) and the Feb 8, 2007 modification to the Barron financing agreement ($874,000).
The Company’s auditors have expressed a going concern opinion in their audit reports for 2006 and 2005. Management acknowledges the basis for the going concern opinion, given the Company’s historical net losses and working capital deficits. However, it should be noted that the Company has made significant improvements in its operating performance in 2006. The Company has increased its sales by approximately 76.9% compared to 2005, through organic growth and acquisitions, posted positive operating income of $455,886 versus an operating loss of $1,006,881 in 2005 and was able to increase the availability of its revolving credit facility financing from $1M to $2M with the refinancing of the PFC facility with GBBF. Additionally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5M note with Barron to Series A Preferred Stock. Given these events collectively and the anticipation that the positive trends will continue, management expects the going concern opinion to be removed from future filings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $392,275 at December 31, 2006 from $53,997 at December 31, 2005. Net cash used for operating activities was $212,135 for the twelve months ended December 31, 2006 compared to net cash provided by operating activities of $165,844 in the corresponding twelve months ended December 31, 2005. The $212,135 cash used for operating activities consisted of; a net loss of $16,271,618 favorably offset by; non-cash expense items totaling $15,154,211, finance expense of $2,054,520, minority interest expense of $57,245 and a decrease in inventory of $23,150 and an increase in deferred revenue of $62,495,offset by; an increase in our accounts receivable of $818,847 a decrease in accounts payable and accrued expenses of $405,467, a decrease in customer deposits of $135,199 and an increase of $69,472 in other assets.. The increase in receivables of $818,847 was mainly due to a higher level sales in the 4th quarter 2006 versus a year ago and to a lesser extent some processing delays in collecting government receivables as a result of switching our credit facility from PFC to CAPCO in November 2006. The processing delays have been addressed and we expect the government collections to return to normal levels.

Net cash used in investment activities was $3,548,703 for the twelve months ended December 31, 2006 compared to $1,662,018 in the corresponding period ended December 31, 2005. The investment consisted mainly of the net cash component of the RTI purchase price combined with direct acquisition costs totaling $3,508,866. Purchase of Property, Plant and equipment totaled $39,837. With revenues mostly focused on services, there is not a significant requirement for capital expenditures. The capital requirement is limited to mostly personal computers, in-house servers and network infrastructure

Net cash provided by financing activities was $4,099,116 for the twelve months ended December 31, 2006 compared to $1,357,490 in the corresponding twelve months ended December 31, 2005. The $4,099,116 consisted of; (i) $4,450,000 of cash proceeds from the Barron financing on September 19, 2006, (ii) $1,293,906 net proceeds from the private placement in May of 2006 (iii) net borrowings of $137,898 on revolving Accounts Receivable credit facilities (iv) proceeds of $250,000 from a note with a Director offset by (iv) the repayment of $1,000,000 on the Laurus convertible note, (v) financing fees paid in connection with the Barron Financing and revolving credit facility of $553,059, (vi) and repayments of $479,629 of officer loans and short term notes .The net proceeds from the Barron financing of $4,450,000 was used to pay; (i) $404,851 in transaction and financing fees, (ii) $541,563 to repay a portion of the Laurus debenture plus accrued interest and (iii) $3,500,000 cash to the former owners of Ricciardi Technologies', Inc. ("RTI"). The Company retained $3,586 from this transaction.

Between April 14, 2006 and May 11, 2006 the Company sold 2,274,951 shares of common stock and 1,161,587 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received proceeds of $1,293,906 and exchanged $100,000 of accrued expenses for a total of $1,393,906. The Company used these proceeds for working capital purposes and to reduce short term debt.

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company closed the line of credit and repaid in full the outstanding balance with Presidential Financial Group. The outstanding balance with GBBF was $590,749 as of December 31, 2006.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements and debt repayments. At December 31, 2006, we had $392,275 in cash and cash equivalents. Current liabilities at December 31, 2006 excluding non-cash derivative liabilities of $19,873,782 totaled $4,705,211 which compared to current assets of $3,567,395. Included in the $4,705,211 is $874,000 of accrued expenses recorded in connection with the issuance of February 8, 2007 1.9 million warrants issued to Barrons for the amendments to the September 19, 2006 security purchase agreement. Going forward, management anticipates that its expected cashflows from operations and the availability on its Credit Facility together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months.

The Company’s auditors have expressed a going concern opinion in their audit reports for 2006 and 2005. Management acknowledges the basis for the going concern opinion, given the Company’s historical net losses and working capital deficits. However, it should be noted that the Company has made significant improvements in its operating performance in 2006. The Company has increased its sales by approximately 76.9% compared to 2005, through organic growth and acquisitions, posted positive operating income of $455,886 versus an operating loss of $1,006,881 in 2005 and was able to increase the availability of its revolving credit facility financing from $1M to $2M with the refinancing of the PFC facility with GBBF. Additionally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5M note with Barron to Series A Preferred Stock. Given these events collectively and the anticipation that the positive trends will continue, management expects the going concern opinion to be removed from future filings.

RISKS FACTORS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE "RISK FACTORS" SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

Because we depend on government contracts for most of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United State government accounted for approximately $5,802,836, or 77 % of sales, for the twelve months ended December 31, 2006 and approximately $3,000,000, or 71% of our sales for the year ended December 31, 2005. Our government contracts are only funded on an annual basis, and the government agencies may require rebidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a decline in sales and cash flows.

Because we sell our products and services in highly competitive markets, we may not be able to compete effectively.

Competition for our products and services are highly competitive. In offering our services, we compete with a number of companies some of which are considerably larger than we are, including major defense contractors who offer technology services as well as other products to government agencies. In addition, there are numerous smaller companies that offer both general and specialized services to both government agencies and commercial customers. In marketing our technology products, we compete with a number of large companies, including defense contractors, and smaller companies. In selecting vendors, the government agencies consider such factors as whether the product meets the specifications, the price at which the product is sold and the perceived ability of the vendor to deliver the product in a timely manner. Competitors may use our financial condition and history of losses in competing with us.

We depend on a limited number of suppliers for certain parts, the loss of which could result in production delays and additional expenses.

Although most of the parts used in our products are available from a number of different suppliers on an off-the-shelf basis, certain parts are available from only one supplier, specifically, certain circuit boards from Natural Micro Systems. Although we believe that our technology is adaptable to other suppliers; it would require two to four months of development work that could delay other engineering initiatives, and as a result the added costs and delays could hurt our business.

If our products and services fail to perform or perform improperly, revenues and results of operations could be adversely affected and we could be subject to legal action to recover losses incurred by our customers.

Products as complex as ours may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. Any failure of our systems could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot assure you that our existing coverage will continue to be available on reasonable terms or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in loss of data to us or our customers which could cause a loss of revenue, failure to achieve acceptance, diversion of development resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse affect on our market share, revenues and, in turn, our operating results.

Changes in technology and our ability to enhance our existing products, including research and development, will require technical and financial resources, the unavailability of which could hinder sales of our products and result in decreased revenues.

The markets for our products, especially the telecommunications industry, change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards, among other factors. To be competitive, we must both develop or have access to the most current technology and incorporate this technology in our products in a manner acceptable to our customers. Our failure to offer our customers the most current technology could affect their willingness to purchase our products, which would, in turn, impair our ability to generate revenue.

If we lose our security clearance our business could be adversely affected.

Certain of our contracts with government agencies require us to maintain security clearances.  Although our subsidiaries have the clearances necessary to perform under our current contracts, the federal  government could at any time in its discretion remove these security clearance, which could effect our ability to get new contracts.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

We have recently made acquisitions and we may make additional acquisitions in the future. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired;

•
potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether of not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

We may not be able to enhance our existing products to address of other market

The first step on realizing our business development strategy requires us to enhance current products so they can meet the needs of other markets. If we are unable to do this, we may not be able to increase our sales and further develop our business.

Our independent auditors have expressed doubt about our ability to continue as a going concern. If we do not continue as a going concern, investors could lose their entire investment.

In their report dated March 9, 2007, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments in place to meet expected cash requirements. If we are unable to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible we may have to cease or curtail our operations and investors could lose their entire investment.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES

Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Basis of Financial Statement Presentation - The Company’s auditors have expressed a going concern opinion in their audit reports for 2006 and 2005. Management acknowledges the basis for the going concern opinion, given the Company’s historical net losses and working capital deficits. However, it should be noted that the Company has made significant improvements in its operating performance in 2006. The Company has increased its sales by approximately 76.9% compared to 2005, through organic growth and acquisitions, posted positive operating income of $455,886 versus an operating loss of $1,006,881 in 2005 and was able to increase the availability of its revolving credit facility financing from $1M to $2M with the refinancing of the PFC facility with GBBF. Additionally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5M note with Barron to Series A Preferred Stock. Given these events collectively and the anticipation that the positive trends will continue, management expects the going concern opinion to be removed from future filings.

Principles of Consolidation - The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests.

Derivative Financial Instruments The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

Revenue Recognition - Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97.2 with regards to its software products. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the producst sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (postcontract customer support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original susotmer arrangement but are rendered at the time of delivery of the product and invoicing.

The Company provides IT and business process outsourcing services under time-and-material, fixed-price contracts, which may extend up to 5 years. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any further event.

Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

Property, plant and equipment - These assets are recorded at original cost and increased by the cost of any significant improvements after purchase. The Company depreciates the cost evenly over the assets' estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Goodwill- Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets. Goodwill is not amortized. The Company tests goodwill for impairment annually ( or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value to determine if there is an indication that potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time.

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

None.

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

Name	Age	Position
Paul Burgess	41	President, chief executive officer and director
Joe Noto	47	Chief financial officer and secretary
Eric D. Zelsdorf	40	Chief technology officer
Michael Ricciardi	47	Chief operating officer
Jeannemarie Devolites Davis	50	Director
Robert E. Galbraith	62	Director
Thomas F. Gillett	60	Director
Donald Upson	52	Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Paul Burgess, President, Chief Executive Officer and Director. From March 1, 2003 until February 14, 2005, Mr. Burgess was our Chief Operating Officer. As of February 9, 2005, Mr. Burgess was appointed our President and Chief Executive Officer. On February 14, 2005, Mr. Burgess was appointed a member of our Board of Directors. From January 2000 to December 2002, Mr. Burgess was President and Chief Financial Officer of Plan B Communications. Prior to Plan B Communications, Mr. Burgess spent three years with MetroNet Communications, where he was responsible for the development of MetroNet’s coast to coast intra and inter city networks. Mr. Burgess was also influential in developing the operations of MetroNet during the company’s early growth stage. Prior to joining MetroNet, Mr. Burgess was with ISM, a company subsequently acquired by IBM Global Services, where he was responsible for developing and deploying the company’s distributed computing strategy.

Joe Noto, Chief Financial Officer and Secretary. Mr. Noto joined Lattice in March 2005 as Vice President of Finance and served in that position until May 2005 when he accepted the position of Chief Financial Officer. Prior to joining the Company, from 2002 to 2005, Mr. Noto was VP/Controller heading financial operations at Spectrotel Inc. (formerly Plan B Communications), a communications service provider. From 2000 to 2002, Mr. Noto was the Finance Director at Pivotech Systems, a communications software start-up Company. Mr. Noto holds a B.A. degree from Rutgers College and is a Certified Public Accountant of New Jersey and is a member of the American Institute of CPA’s and the New Jersey Society of CPA’s.

Eric D. Zelsdorf, Chief Technology Officer. Mr. Zelsdorf founded SMEI in 1997 and since then he has been the Chief Technology Officer, President and a Director of SMEI. Mr. Zelsdorf has led SMEI since its inception and currently advises clients as well as industry standards groups on the implementation of secure Web services and enterprise architecture and integration. From 1992 to 1997, Mr. Zelsdorf was Vice President and Chief Technology Officer for ECG, Inc.

Michael Ricciardi, Chief Operating Officer. Mr. Ricciardi has been our Chief Operation Officer since September 2006. Mr. Ricciardi founded RTI and served as its president and chief executive officer and led the company’s technical team and operations since its inception in 1992. He has spent his career in software development and information management in the field of distributed and embedded systems. Prior to forming RTI, Mr. Ricciardi was the founder and principle in MAR-Computer Systems Designers, which specialized in system integration services. He also had prior experience with United Technologies Defense Systems, Sperry Marine Systems, Loral Advanced Projects and CACI Distributing Systems. Ricciardi is a graduate of the S.U.N.Y at Buffalo with a double major in applied mathematic and computer science. He also earned his master’s degree in computer science from the New York Institute of Technology.

Robert E. Galbraith, Director. Mr. Galbraith is currently a consultant to firms seeking innovative technical solutions in the security marketplace. Areas in which Mr. Galbraith has consulted include: data encryption, internet telephony (VoIP), intelligent data recording, secure local and wide area network solutions, physical security and biometric security. Prior to consulting, Mr. Galbraith was President, owner and technical administrator of Secure Engineering Services, Inc. (“SESI”) from its inception in 1979 until the firm was sold in 1996. During this period, SESI provided services and equipment to the U.S. Forces and NATO component Forces in Europe. Clients included the U.S. Army, Navy and Air Force, the SHAPE Technical Center, Euro Fighter Program, Sandia Labs, JPL, MITRE and NATO programs.

Jeannemarie Devolites Davis, Director. Ms. Davis has been a member of our board of directors since January 2007. Ms. Davis is a member of the Virginia State Senate. Ms. Davis served in the Virginia House of Delegates for three terms, before being elected to the State Senate. Ms. Devolites is also a partner with ICG Government, a technology consulting group. Ms. Davis earned a BA in Mathematics from the University of Virginia in 1978.

Thomas F. Gillett, Director. Mr. Gillett has been a member of our board of directors since January 2007. Mr. Gillett has held a number of executive level positions with Qwest Communications, including President QCC (Qwest IXC), Senior Vice President for Corporate Development & Strategy and Vice President Merger Integration. Mr. Gillett has also worked at a venture capital firm, Alta Communications and held a senior position at Cable Television Laboratories. Mr. Gillett holds undergraduate and graduate degrees in Management Engineering and Management from Rensselaer Polytechnic Institute.

Donald Upson, Director. Mr. Upson has been a member of our board of directors since January 2007. Mr. Upson recently retired as the Commonwealth of Virginia’s first Secretary of Technology. Mr. Upson has more than two decades of government, corporate, and high technology experience. Mr. Upson is a graduate of California State University Chico.

BOARD COMPOSITION

At each annual meeting of stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

COMMITTEES

We have an audit committee. The members of our audit committee are Donald Upson, Jeannemarie Devolites, Thomas F. Gillett and Robert E. Galbraith, all of whom are independent. We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B, but expect to designate one in the near future. We have not yet adopted an audit committee charter but expect to do so in the near future.

We have a compensation committee. The members of the compensation committee are Paul Burgess, Jeannemarie Devolites Davis, Robert Galbraith, Thomas Gillett, and Donald Upson.

We do not have a nominating committee because of our limited resources. The full board will take part in the consideration of director nominees.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed as Exhibit 14.1 to our annual report on Form 10-KSB for the fiscal year ended December 31, 2003, which was filed with the Securities and Exchange Commission on April 9, 2004. Upon request, we will provide to any person without charge a copy of our Code of Ethics. Any such request should be made to Attn: Paul Burgess, Lattice Incorporated, 7150 N. Park Drive, Suite 500, Pennsauken, N.J. 08109. Our telephone number is (856) 910-1166. The Company is in the process of building a section of its website at www.scidyn.com where the Code of Ethics will be available to investors.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2006: Michael Ricciardi has not yet filed a form three; Marie Ricciardi has not yet filed a form three.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

The following information is furnished for the years ended December 31, 2006 and 2005 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the en of our last completed fiscal year:

 SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2006 and 2005 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name and Principal Position	Year	Salary $		Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Paul Burgess	2006	$112,500	(3)	$52,500							$165,500
President, Chief Executive Officer and Director	2005	$220,833				$420,000					$640,833

Joseph Noto	2006	$150,000		$30,000	—	—					$180,000
Chief Financial Officer	2005	$120,967			—	$40,000					$160,967

Mike Ricciardi (4)	2006	$41,250		—		$75,000			$15,000	(5)	$131,250
Chief Operating Officer	2005	—		—

Eric Zelsdorf	2006	$160,000									$160,000
Chief Technology Officer	2005	$146,667									$146,667

(1) Represents performance bonus earned in the year when paid.

(2) These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model.

(3) Mr. Burgess waived $112,500 of his salary in the first half 2006. His annual base salary is $225,000 per his employment agreement.

(4) Mr. Ricciardi’s salary is for part of the year since his hire date was September 19, 2006 coinciding with the acquisition of RTI. Additionally Mr. Ricciardi received 125,000 options with a strike price of $0.60 per share which vest annually over three years from date of hire.

(5) Included in other compensation is $15,000 pursuant to a consulting arrangement with Mr. Ricciardi’s spouse. This arrangement expired March 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase ourcommon stock to the name executive officers as of December 31, 2006

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Underexercised Unearned Options #	Option Exercise Price $		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Joseph Noto	66,667	133,333	(1)	—		$1.00	July 2015

Paul Burgess	200,000 200,000 200,000	— — 400,000	(2)		$ $ $	0.30 0.50 1.00	May 2014 Oct 2014 Feb 2015

Michael Ricciardi	—	125,000	(3)			$0.60	Sept 2016

(1)	66,667 vests July 2007 and 66,667 vests July 2008

(2)	200,000 vests Feb’ 2007 and 200,000 vests Feb’ 2008

(3)	41,667 vests Sept’ 2007, 41,667 vests Sept’ 2008 and 41,667 vests Sept’ 2009

COMPENSATION OF DIRECTORS

Effective after December 31, 2006 Directors are compensated $1,000 per in-person Director’s meeting. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. No director received any compensation for serving as a member of our board of directors.

EMPLOYMENT AGREEMENTS

On February 4, 2005, we entered into an employment agreement with SMEI and Eric D. Zelsdorf. Under the agreement, Mr. Zelsdorf will be employed as SMEI’s Chief Technology Officer until December 31, 2007. For his services, SMEI agreed to pay Mr. Zelsdorf a base salary of $160,000 per year. Mr. Zelsdorf also may be paid an incentive bonus based on a percentage of his base salary. We agreed to grant Mr. Zelsdorf stock options upon completion of the acquisition of SMEI in accordance with our employee stock option program. The exercise price of the stock options are to be set at the stock price at the close of the acquisition of SMEI. The agreement will terminate upon the following events and conditions:

(a) upon expiration of its terms;

 (b) for cause by SMEI immediately upon written notice;

(c) For cause by Mr. Zelsdorf immediately upon written notice;

(d) without cause by either party upon written notice;

or (e) in the event Mr. Zelsdorf is unable to perform services required under the agreement by reason of incapacity or disablement for more than six months.

Cause by SMEI is defined in the agreement as: a material breach by Mr. Zelsdorf, a felony conviction or any willful act or omission of dishonesty which causes harm to SMEI. Resignation of Mr. Zelsdorf with cause is defined to include, but not limited to: a reduction in position and/or responsibilities, a material change in Mr. Zelsdorf’s reporting structure, or relocation beyond 30 miles of SMEI’s principal office. If the agreement is terminated by SMEI without cause or if Mr. Zelsdorf resigns with cause, Mr. Zelsdorf will be entitled to all compensation and benefits otherwise remaining unpaid under the remaining term of the agreement and all stock options which have been granted under the agreement will become immediately vested and exercisable. In the event Mr. Zelsdorf is terminated for cause or resigns voluntarily, no compensation will be due to him other than what was earned through the date of termination.

On February 14, 2005, upon effectiveness of the acquisition of SMEI, we entered into an Executive Employment Agreement Amendment with Paul Burgess. Under the Executive Employment Agreement Amendment, Mr. Burgess is employed as our Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement Amendment may be renewed upon the mutual agreement of the parties. Mr. Burgess will be paid a base salary of $225,000 per year under the Executive Employment Agreement Amendment. We previously agreed to grant Mr. Burgess 200,000 shares of restricted stock. This grant was replaced by the grant of fully vested options to purchase 200,000 shares of common stock at an exercise price of $0.30 per share. We also agreed to grant Mr. Burgess fully vested options to purchase an additional 200,000 shares of common stock at an exercise price of $0.50 per share as a bonus for services rendered during 2004. Further, upon the effective date of the Executive Employment Agreement Amendment, we agreed to grant Mr. Burgess options to purchase 600,000 shares of common stock at an exercise price of $1.00 per share, which will vest one-third each year over a three-year period beginning February 14, 2005. In addition, we agreed to pay Mr. Burgess an incentive bonus based on 1% of the revenue of the most recent 12-month period of any acquisitions closed by us during the term of the Executive Employment Agreement Amendment. The Executive Employment Agreement Amendment may be terminated by Mr. Burgess at his discretion by providing at least 30 days prior written notice to us. In the event our business is acquired, or we are the non-surviving party in a merger, or we sell all or substantially all of our assets, the surviving company is bound to the provisions of the Executive Employment Agreement Amendment. In September 2006, Mr. Burgess’ employment agreement was amended to provide that he will receive an incentive bonus based on five percent of our before tax net income of the most recent twelve month period of any acquisitions closed by us during the term of the agreement, so long as such before tax net income also resulted in an increase in earnings per share. The incentive salary payment shall be made within thirty day of the close of any such transactions. The amendment also added a provision that provides that following the termination of the agreement and for one year thereafter Mr. Burgess will not engage in the information and communication technology business in the United States where we then have officers and/or sell our products.

On March 7, 2005, we signed a three year employment agreement with Joe Noto to be our Vice President of Finance and Administration, at an initial annual base salary of $130,000. The term of the agreement is for three years commencing February 1, 2005. Thereafter, the agreement may be renewed upon mutual agreement of the parties. Mr. Noto is entitled to a cash incentive bonus equal to 20% of base salary based on meeting predetermined objectives. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 30 days prior written notice to us. The agreement may be terminated by us upon five days notice to Mr. Noto in the event Mr. Noto: (a) is in material breach of the agreement; (b) habitually neglects his duties; (c) engages in any dishonest conduct, damages the our reputation or standing or is convicted of any criminal act or engages in any act of moral turpitude. The agreement provides that in the event Mr. Noto is promoted to the position of Chief Financial Officer, his base salary will adjust to not less than $150,000 per year. Effective May 12, 2005, Mr. Noto assumed the position as our Chief Financial Officer at an annual base salary of $150,000. In September 2006, Mr. Noto’s employment agreement was amended to add a provision that provides that following the termination of the agreement and for one year thereafter Mr. Noto will not engage in the information and communication technology business in the United States where we then have officers and/or sell our products.

In September 2006, we entered into an employment agreement with Michael Ricciardi, pursuant to which he is serving as our Chief Operating Officer. Pursuant to his employment agreement, Mr. Ricciardi is to receive a base salary of $165,000 per year and an annual bonus of not less than 30% of his then current base salary, if established revenue and personal goals are achieved. In addition, the Company is to granted an incentive stock option to purchase 125,000 shares of the common stock at an exercise price of $.60 per share. The term of the agreement is three (3) year unless sooner terminated pursuant to its terms. Thereafter, the Agreement shall automatically renew from year to year unless terminated as provided therein.

During the year ended 2006 no directors were paid any compensation to serve on our Board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 1, 2007 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	800,000	4.6%
Eric D. Zelsdorf	583,560	3.5%
Robert Galbraith (4)	124,500	*
Michael Ricciardi (5)	3,118,703	18.8%
Marie Riccirdi (5)	3,118,703	18.8%
Burlington Assembly of God (6) 2035 Columbus Road Burlington, New Jersey 08016	1,000,000	5.9%
Joe Noto (3)	66,667	*
Dragonfly Capital Partners, LLC (7) 420 Lexington Avenue Suite 2620 New York, New York 10170	978,200	5.5%
Jeannemarie Devolites Davis	-	*
Thomas F. Gillett	-	*
Donald Upson	-	*
Alan Bashforth (8)	1,659,836	9.5%
All named executive officers and directors as a group (8 persons)	4,693,430	26.8%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)
Applicable percentage ownership is based on 16,629,848 shares of common stock outstanding as of April 1, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 1, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 30, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents shares issuable upon exercise of options.

(4)	Includes 5,000 shares owned by Mr. Galbraith’s wife, as to which Mr. Galbraith disclaims beneficial interest

(5)
Mr. and Mrs. Ricciardi are husband and wife. The number of shares beneficially owned by each of them includes (a) 717,974 shares owned by Michael Ricciardi, (b) 1,480,823 shares owned by Marie Ricciardi, and (c) 919,905 shares owned by them as custodian for their minor child. Mr. and Mrs. Ricciardi disclaims beneficial interest in the shares owned by the other and their minor child.

(6)	Represents 666,667 shares of common stock and 333,333 shares of common stock issuable upon exercise of warrants.

(7)	Warrants issued to Dragonfly as placement fees for the Barron financing. These warrants were issued in 2 traunches of 489,100 each with a strike price of $0.50 and $1.25 per share respectively with a five year term.

(8)
Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; and (d) 200,000 shares issuable upon exercise of options held by Calabash Holdings Ltd exercisable at 0.50 per share which expire March 31, 2008; and (e) 600,000 warrants exercisable at $1.00 per share which expire 2012 and (f) 170,000 shares and 850,000 warrants issued in connection with the private placement of common stock between April 14th and May 11, 2006. The warrants are five year warrants and have a strike price of $1.20 per share.

Barron Partners owns notes and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the note and warrant, by their terms, may not be converted or exercised if such conversion or exercise would result in Barron Partners or its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 4, 2005, we entered into a consulting agreement with SMEI and Herbert B. Quinn, Jr., who was a director which is effective as of the date we completed the acquisition of SMEI. Under the agreement, Mr. Quinn will perform strategic analytical and advisory services as reasonably requested by SMEI’s Chief Executive Officer. For his services, SMEI agreed to pay Mr. Quinn $150,000 per year. Mr. Quinn also is eligible to receive options under our stock option plan or any similar plan that is in effect. The term of the agreement is for one year and will automatically renew for one additional year unless either party gives at least 30 days prior written notice of their intent not to extend the agreement. The agreement does not contain any termination provisions.

In connection with our purchase of all of the issued and outstanding stock of RTI:

•
we paid Michael Ricciardi, our chief operating officer, $ 512,064 and issued to him 717,975 shares of common stock; 162,560 shares of series B preferred stock, which shall on September 18, 2007 automatically convert into approximately 135,466 shares of common stock; and an option to purchase 125,000 shares of our common stock at a purchase price of $0.65 per share.

•
we paid Marie Ricciardi, Mr. Ricciardi’s spouse, $1,056,135 and issued her we issued her 1,480,823 shares of our common stock and 335,281 shares of our Series B preferred stock, which shall on September 18, 2007 automatically convert into approximately 279,400 shares of our common stock.

•
we paid $656,082 to Michele Ricciardi and issued Marie and Michael Richardi Custodian for their minor child under the Uniform Gifts to Minors Act 208,280 shares of our Series B preferred stock which shall on September 18, 2007 automatically convert into approximately 173,566 shares of our common stock

Director Independence

Of the members of the Company’s board of directors, Jeannemarie Devolites Davis, Thomas F. Gillett and Donald Upson are considered to be independent under the listing standards of the Rules of Nasdaq setforth in the Nasdaq Manual independent as that term is set forth in the listing standards of the National Association of Securities Dealers.

ITEM 13. EXHIBITS.

Exhibit
Number	Description
2.1

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

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.**

3.1	Certificate of Incorporation (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

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

3.9	By-laws (Incorporated by reference to the Company's registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3
Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP**

4.5	Promissory Note issued to Barron Partners LP**

4.6	Form of warrant issued to Dragonfly Capital Partners LLC**

4.7	Secured Promissory Note issued to Michael Ricciardi**

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.**

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Commmon Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1
Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005)**

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.**

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.**

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

10.5	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7
Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8
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

10.10
Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11
Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12
Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006**

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi**.

10.17	Amendment to Employment Agreement - Paul Burges**

10.18	Amendment to Employment Agreement - Joseph Noto**

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.**

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

14.1	Code of Ethics (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006

99.10	Lockup Agreement from Laurus Master Fund, LTD.**

99.11	Irrevocable Proxy**

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006**

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.

** Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005 were $101,357 and $93,400 , respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were$2,450 and $1,575, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2006 and 2005.

Audit Committee Pre-Approval Policies and Procedures

Until February 2007, our Board of Directors acted as our audit committee, and as a result for the year ended December 31, 2006 consulted with respect to audit policy, choice of auditors, and approval of out of the ordinary financial transactions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: April 16, 2007	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: April 16, 2007	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	April 16, 2007

/s/ Joe Noto
Joseph Noto	Chief Financial Officer and Secretary	April 16, 2007

/s/ Robert Galbraith
Robert Galbraith	Director	April 16, 2007

Jeannemarie Devolites Davis	Director	April ___, 2007

/s/ Thomas F. Gillett
Thomas F. Gillett	Director	April 16,2007

Donald Upson	Director	April ___, 2007

Lattice Incorporated (formerly Science Dynamics Corp)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated (formerly Science Dynamics Corp.)

We have audited the accompanying consolidated balance sheets of Lattice Incorporated (formerly Science Dynamics Corp.). and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Lattice Incorporated will continue as a going concern. As discussed in Note1 (b) to the financial statements, the Company has generated significant losses and requires additional working capital to continue operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are more fully described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter C. Cosmas Co. CPA’s

Peter C. Cosmas Co. CPA’s
370 Lexington Ave.
New York, NY 10017
March 9, 2007

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$392,275	$53,997
Accounts receivable - trade	2,412,164	706,255
Inventories	64,442	6,049
Other current assets	698,514	190,581
Total current assets	3,567,395	956,882

Property and equipment, net	37,187	35,279
Goodwill	2,547,866	2,063,833
Other Intangibles, net	7,344,235	1,077,110
Other assets	122,936	19,213
		-
Total assets	$13,619,618	$4,152,317

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Customer deposits	$15,000	$150,199
Customer Prepayments	62,495	-
Accounts payable	892,773	986,505
Accrued expenses	1,736,754	1,084,555
Current maturities notes payable	1,998,189	2,667,942
Derivative Liability	19,873,782	462,462
Total current liabilities	24,578,993	5,351,663

Non-Current Deferred Tax Liabilities	406,162	-
Minority Interest	135,561	78,316

Shareholders' equity - (Deficit)
Preferred stock - .01 par value
10,000,000 shares authorized
1,000,000 and 0 issued	10,000	-
Common stock - .01 par value,
200,000,000 shares authorized,
16,642,428 and 8,967,477 issued
16,629,848 and 8,954,897 outstanding
in 2006 and 2005 respectively.	166,425	89,675

Additional paid-in capital	25,571,152	19,609,720

(Deficit)	(36,850,842)	(20,579,224)
	(11,103,265)	(879,829)
Common stock held in treasury, at cost	(397,833)	(397,833)

Total shareholders' equity (Deficit)	(11,501,098)	(1,277,662)

Total liabilities and shareholders'
Equity	$13,619,618	$4,152,317

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Sales - Technology Products	$1,692,052	$1,224,042
Sales - Technology Services	5,802,836	3,011,227
Total Sales	7,494,888	4,235,269

Cost of Sales - Technology Products	554,136	439,483
Cost of Sales - Technology Services	2,801,085	1,834,281
Total Cost of Sales	3,355,221	2,273,764

Total Gross Profit	4,139,667	1,961,505

Operating costs and expenses:

Research and development	435,768	431,021
Selling, general and administrative	3,248,013	2,537,365
	3,683,781	2,968,386

Operating income (Loss) before other income (expenses)	455,886	(1,006,881)

Other income (expense):
Derivative income (loss)	(13,753,295)	370,027
Extinguishment gain (loss)	(158,266)
Interest Expense	(704,178)	(509,007)
Finance Expense	(2,054,520)	(26,979)
Total other expenses	(16,670,259)	(165,959)

Net (Loss) from operations
Before State Income tax benefit	(16,214,373)	(1,172,840)
Benefit from State Taxes	—	216,058

Loss before minority interest	(16,214,373)	(956,782)
Minority Interest	(57,245)	93,679

Net Loss	$(16,271,618)	$(863,103)

Basic and diluted earnings per common share
= From Net Loss	$(1.37)	$(0.10)

Weighted average shares outstanding basic and diluted	11,888,458	8,508,529

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

Cash flows from operating activities:
Net (loss)	$(16,271,618)	$(863,103)

Adjustments to reconcile net (loss) to net cash
provided by (used for) operating activities:
Depreciation	40,831	107,825
Amortization Intangible assets	739,454	56,690
Amortization of debt discount	371,753	154,702
Stock based compensation	90,612	5,000
Financing expense	2,054,520	26,979
Derivative (Income) expense	13,753,295	(370,027)
Minority interest	57,245	(93,679)
Extinguishment Loss	158,266	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(818,847)	535,754
Inventories	23,150	44,969
Other current assets	(69,472)	(14,809)
Other assets	1,649	(64,401)
Increase (decrease) in:
Accounts Payable and
accrued expenses	(270,269)	489,745
Customer Deposits	(135,199)	150,199
Deferred Revenue	62,495	-

Total adjustments	16,059,483	1,028,947

Net cash provided by (used for)
operating activities	(212,135)	165,844

Cash flows from investing activities:
Acquisitions	(3,665,638)	(1,655,325)
Cash acquired in acquisitions	156,772	5,519
Purchase of property and equipment	(39,837)	(12,212)

Net cash (used) in investing activities	(3,548,703)	(1,662,018)

Cash flows from financing activities:
Issuance of common stock	1,293,906	-
Repayment of convertible notes payable (Laurus)	(1,000,000)	-
Financing fees in connection with Barrons financing and
Revolving accounts receivable line	(553,059)	-
Loans from Stockholders & Officers	250,000	188,301
Loans paid Stockholders & officers	(245,629)	(78,912)
Payment of Bank Notes	-	(131,250)
Issuance of Convertible Debt (Barrons)	4,450,000	1,867,500
Short term notes paid	(234,000)	(66,000)
Net borrowing (Payment)on Revolving AR credit facility	137,898	(422,149)

Net cash (used in) provided by financing activities	4,099,116	1,357,490

Net increase (decrease) in
cash and cash equivalents	338,278	(138,684)
Cash and cash equivalents -
beginning of period	53,997	192,681

Cash and cash equivalents -
end of period	$392,275	$53,997

Supplemental information:
Interest paid	$315,470	$235,718
Taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In		Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total

December 31, 2004			5,396,417	53,964	16,566,639	(19,716,121)	12,580	(397,833)	(3,493,351)

Discount on 2005 Laurus Note					16,735				16,735

Issuance of common stock
Convertible debt Conversion			1,542,872	15,429	1,336,158				1,351,587

Issuance of Stock
Acquisition of SMEI			1,655,325	16,553	1,340,813				1,357,366

Issuance of Common to
SMEI Employees			65,863	659	67,020				67,679
Warrants issued					10,000				10,000

Issuance of Common
Stock issued for Service			307,000	3,070	272,355				275,425

Net Loss						(863,103)			(863,103)

Balance
December 31, 2005	-	-	8,967,477	89,675	19,609,720	(20,579,224)	12,580	(397,833)	(1,277,662)

Issuance of common stock
Private Placement June 2006			2,274,951	22,750	1,371,156				1,393,906

Issuance of Stock
Acquisition of RTI			5,000,000	50,000	3,040,000				3,090,000

Issuance of Common to
Keshet Funds on Extinguishment of debt			300,000	3,000	177,000				180,000

Laurus Amendment
July 06			100,000	1,000	57,500				58,500

Issuance of 1,161,588
of warrants in June 2006					720,185				720,185

Preferred “Series B” issued	1,000,000	10,000			504,979				514,979

Issuance of
Common
Share-based comp.	—	—			90,612				90,612

Net Loss		-				(16,271,618)			(16,271,618)

Balance
December 31, 2006	1,000,000	$10,000	16,642,428	$166,425	$25,571,152	$(36,850,842)	12,580	$(397,833)	($11,501,098)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Summary of Significant Accounting Policies

a) Organization

Lattice Incorporated (formerly Science Dynamics Corp.) (the "Company", was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solutions provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in "SMEI" in February 2005. On September 19, 2006, the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors.

b) Basis of Financial Statement Presentation

The Company’s auditors have expressed a going concern opinion in their audit reports for 2006 and 2005. Management acknowledges the basis for the going concern opinion, given the Company’s historical net losses and working capital deficits. However, it should be noted that the Company has made significant improvements in its operating performance in 2006. The Company has increased its sales by approximately 76.9% compared to 2005, through organic growth and acquisitions, posted positive operating income of $455,886 versus an operating loss of $1,006,881 in 2005 and was able to increase the availability of its revolving credit facility financing from $1M to $2M with the refinancing of the PFC facility with GBBF. Additionally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5M note with Barron to Series A Preferred Stock. Given these events collectively and the anticipation that the positive trends will continue, management expects the going concern opinion to be removed from future filings.

The accompanying financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (86%) subsidiary of Lattice from February 14, 2005 (Acquisition Date) to December 31, 2006. On February 14, 2005 the Company recorded on its Balance Sheet a Minority Interest Liability of $171,995 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $171,995 has since been reduced by $3,180 at December 31, 2006 giving effect to SMEI’s cumulative operating results.

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

Goodwill- Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets. Goodwill is not amortized. The Company tests goodwill for impairment annually ( or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value to determine if there is an indication that potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time.

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

g) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

h) Income Taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", (SFAS No. 109) which establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the entity’s financial statements. ,

i)  Revenue Recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97.2 with regards to its software products. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the producst sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (postcontract custome support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original susotmer arrangement but are rendered at the time of delivery of the product and invoicing.

The Company provides IT and business process outsourcing services under time-and-material, fixed-price contracts, which may extend up to 5 years. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any further event.

j) Fair Value Disclosures:

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments.

k) Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

l ) Stock Based Compensation:

   On January 1, 2006, we adopted SFAS 123(R), “share-based payments” which establishes accounting for equity instruments exchanged for employee services. SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25. Under the provisions of SFAS 123(R), stock-based compensation Cost is measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant.

     Prior to January 1, 2006, we accounted for stock-based compensation to employees under the intrinsic value method in accordance with APB 25, as permitted under SFAS 123. Under this method, compensation cost was recognized for the difference between the quoted market price on the date of grant, less the amount, if any, the employee was required to pay for the common stock.

     Accordingly, we did not recognize compensation cost for our stock option awards or our employee stock purchase plan because we issue options at exercise prices equal to the market value of our stock on the date of grant and because our employee stock purchase plan is non compensatory.

We adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated. Under this method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R).

See Note 14 for a description of the company’s share-based compensation plans, information related to awards granted under those plans and additional information on the company’s adoption of FAS 123R.

  The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 if we had recognized compensation expense by applying the fair value based method to all awards as provided for under SFAS 123:

2005
Net Loss As reported	$(863,103)
Deduct compensation expenses (Fair Value Options)	(299,124)
Deduct Compensation expense (Fair Value Warrants)	(504,241)

Pro Forma Net Loss	$(1,666,468)

Basic and Diluted Net Loss per share
As reported	($0.10)
Pro Forma Net Loss	($0.20)

m) Reclassifications

Certain amounts in prior years financial statements and related notes have been reclassified to conform to the 2006 presentation.

n) New Financial Accounting Standards

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 on January 1, 2008, and have not yet determined the impact, if any, on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006, and there was no impact on our consolidated financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140 (“SFAS 155”). SFAS 155 amends SFAS 133, which required that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately under certain conditions. SFAS 155 is effective for all financial instruments acquired or issued (or subject to a remeasurement event) following the start of an entity’s first fiscal year beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007, The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated results of operations and financial condition..

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. We estimate compliance with FIN 48 will not have a material impact on our consolidated results of operations or cash flows.

Note 2—Acquisitions

Acquisition “SMEI”

On February 14, 2005, the Company completed the execution of a Stock Purchase Agreement (the “Agreement”) with Systems Management Engineering, Inc. ("SMEI") and the holders of a majority of its outstanding common stock. Pursuant to the Agreement, the Company acquired 4,177,500 shares of SMEI common stock which represented 86% of the issued and outstanding shares on the acquisition date. The acquisition of SMEI extends the Company’s offerings into new markets, including the Department of Defense of the United States Government. Based upon criteria set forth in current accounting standards, the Company has accounted for the acquisition as its purchase of SMEI. The results of operations of SMEI are included with those of the Company for all periods following the date acquired.

In connection with the Agreement, the Company issued (i) 1,655,325 shares of the Company's common stock to certain owners of SMEI, (ii) 658,627 shares to former SMEI employees to replace outstanding compensatory SMEI stock options, and (iii) $1,655,325 in cash. The common stock issued was valued based upon an average closing price for five days preceding and five days following the date that the Company and SMEI agreed to all significant terms of the Agreement, and such terms were publicly disseminated. The total purchase price, that includes direct acquisition expenses of $40,000, amounted to $3,120,371 and was allocated as follows, based upon the fair values of assets acquired and liabilities assumed:

Category	Amount
Current assets	$1,197,538
Property and equipment	93,613
Intangible assets	3,197,633
Deposits	2,000
Current liabilities	(1,104,668)
Debt	(93,750)
Minority interest	(171,995)
$3,120,371

Intangible assets acquired consisted of the following:	Life
Goodwill	—	$2,063,833
Contractual backlog (a)	5	854,084
Customer lists	5	279,716
Total amount of intangible assets acquired and weighted average life	5	$3,197,633

a) The company recorded $226,760 and $56,690 of amortization in 2006 and 2005 respectively.

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

The following unaudited condensed pro forma financial information gives effect to the Company’s operations as if the SMEI acquisition had occurred on January 1, 2005. Unaudited pro forma financial information is not necessarily indicative of the results that the Company would have achieved had the acquisition occurred on either of those dates.

Year ended December 31:	2005
Revenues	$4,633,227
Net income (loss) from continuing operations	$(989,755)
Basic and diluted net income (loss) per share from continuing operations	$(0.10)

Acquisition "RTI"

On September 19, 2006, the Company, closed on its Stock Purchase Agreement with Ricciardi Technologies Inc. (RTI) and the holders of all of the outstanding common stock of RTI. The Company completed the acquisition of 19,685 shares of the outstanding common stock of RTI which shares constitute 100% of the issued and outstanding shares of capital stock of RTI on a fully diluted basis. As consideration for such shares of RTI the Company paid (i)$3,500,000 in cash, and issued (ii) 5,000,000 shares of common stock, (iii)a $500,000 promissory note payable in full twelve months from the closing, and (iv)1,000,000 shares of the Company's Series B Convertible Preferred stock. Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of 8 1/3 shares of common stock, subject to adjustment in the event of stock dividends, splits and other distributions. The Company may at any time until September 18, 2007 redeem the Series B Preferred Stock at a redemption price of $0.50 per share. To secure the indemnification obligations of the former RTI stockholder, a portion of the purchase price, consisting of $350,000 and 5,833,333 shares of common stock was placed in escrow for a period of 18 months. The common stock issued was valued based upon an average of five days preceding and five days following the date that the Company and RTI agreed to all significant terms of the Agreement, and such terms were publicly disseminated.

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

Pursuant to the RTI agreement the Company is to deliver to the RTI employees incentive stock options to purchase 200,000 shares of common stock at an exercise price of $0.60. In addition, during the two years following the closing, the Company shall grant the RTI employees an additional 50,000 shares in each year of the two year period at an exercise price equal to the market price on the date of issuance. These options have three year vesting and a ten year life.

The total purchase price amounted to $7,820,617 and was allocated as follows, based upon the fair value of assets acquired and liabilities assumed:

Category	Amount
Current assets	$1,230,027
Property and equipment	1,473
Intangible assets	7,490,612
Deposits	9,406
Current liabilities	(910,901)
$7,820,617

Intangible assets acquired consisted of the following:

	Life
Customer relationships	5	$3,382,517
Know how and processes	5	2,924,790
Goodwill	—	484,033
Contractual backlog	1	534,271
Employment contract	1	165,000
		$7,490,611

The Company recorded amortization of $512,694 in 2006 related to the intangible assets listed above. The Company believes that the expansion into this business affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of RTI. Due to certain limitations imposed by the Internal Revenue Service, the Company does not expect goodwill to result in any deductible amounts in the near future.

The following unaudited condensed pro-forma financial information gives effect to the Company’s operations as if the RTI acquisition had occurred on January 1, 2006. Unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the acquisition occurred on either of those dates.

2006
Revenues	$9,759,858

Net (Loss)	$(15,674,107)

Basic and diluted net (loss) per share	$(1.32)

Note 3-Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2006 and 2005.

Note 4-Property and Equipment

A summary of the major components of property and equipment is as follows:

	2006	2005
Computers, fixtures
And equipment	$1,633,452	$1,590,713

Less accumulated
Depreciation	(1,596,265)	(1,555,434)

Totals	$37,187	$35,279

Note 5-Goodwill and other intangible assets:

The table below presents amortizable intangible assets as of December 31, 2006 and December 31, 2005:

2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	$3,382,517	$(169,126)	$3,213,391
Know how and processes	2,924,790	(146,240)	2,778,550
Customer backlog	1,388,355	(364,288)	1,024,067
Customer lists	279,717	(69,929)	209,788
Employment contract	165,000	(46,562)	118,438
	$8,140,379	$(796,145)	$7,344,234

2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer backlog	$854,084	$(42,704)	$811,380
Customer lists	279,716	(13,986)	265,730
	$1,133,800	$(56,690)	$1,077,110

Total intangibles amortization expense was $739,454 for the year ended December 31, 2006 and $56,690 for the year ended December 31, 2005.

Estimated annual intangibles amortization expense as of December 31, 2006 is as follows:

2007	$2,081,710
2008	1,579,767
2009	1,579,767
2010	1,523,077
2011	579,915

Total	$7,344,236

Under SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The Company tested goodwill for impairment as of year-end 2006 and 2005 and no impairment was indicated.

Note 6-Segment Reporting

Management views its business as two strategic operating units, the Technology Services and the Technology Products.

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
Revenue
Technology Services	$5,802,836	(a)	3,011,227	(a)
Technology Products	1,692,052		1,224,042
Total Consolidated Revenue	$7,494,888	(a)	$4,235,269	(a)

Net Income (loss)
Technology Services	151,052	(a)	(575,456	)(a)
Technology Products	(16,422,670)		(287,647)
Total Consolidated Net (Loss)	$(16,271,618	)(a)	$(863,103	)(a)

Assets
Technology Services	$12,406,195	(b)	3,896,321	(b)
Technology Products	$1,213,422		255,996
Total Consolidated Assets	$13,619,617	(b)	$4,152,317	(b)

(a) - . For the Year ended December 31, 2006, operating results reflect the period from September 19, 2006, the date of acquisition of RTI, to December 31, 2006. For the Year ended December 31, 2005, operating results reflect the period from February 14, 2005, the date of the SMEI acquisition, to December 31, 2005

(b) - For the Year ended December 31, 2006, includes $2,063,833 of Goodwill related to the SMEI acquisition and $484,033 of Goodwill related to the RTI acquisition. For the Year ended December 31, 2005, includes $2,063,833 of Goodwill related to the SMEI acquisition.

Note 7- Income Taxes

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

At this time, the Company does not believe it can reliably predict profitability for the long-term. Accordingly, the deferred tax asset applicable to 2006 and 2005 operations has been reduced in its entirety by the valuation allowance.

As a result of the operating losses for the years ended December 31, 1990 and 1992-2006 the Company has available to offset future taxable income with net operating losses of approximately $22,824,292 expiring 2010-2026. In addition, research credits expiring 2006-2019 are available to offset future taxes.

The Company recovered in 2006 and 2005 $0.00 and $216,058 respectively through the sale of New Jersey State net-operating loss carryovers as permitted by the State. This recovery was recognized as a credit from State taxes in the years ended December 31, 2005 Statement of Operations.

The components of the provision (credit) for income taxes from continuing operations is as follows:

	2006	2005
Deferred

Federal	$-	$-

Current
Federal	-	-
State	-	-
	$-	$-

Our reconciliation of income tax benefit computed using the U.S. federal statutory income tax rate of 35% to actual income tax benefit is as follows:

	2006	2005

Income tax benefit at the
U.S. federal statuary tax rate	$5,675,031	$410,494

(Reduction) increase in tax
Benefit from:
Derivative income(loss)	(4,813,653)	129,509
Extinguishment (loss)	(55,393)	-
Amortization of debt discount	(130,114)	(54,146)
Benefit from state taxes	-	(75,620)

Actual income tax benefit not
Provided due to valuaton
Allowance	$675,871	$410,237

Components of the Company's deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005
Deferred tax assets:

Tax benefits related
To net operating
Loss carry forwards
And research tax Credits	$8,063,954	$7,388,083

Valuation Allowance for
Deferred tax Assets	$8,063,954	$7,388,083

Net deferred tax Assets	$-0-	$-0-

Note 8- Commitments

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

The Company’s also leases space for its Technology Products business located at 7150 North Park Drive, Suite 500, Pennsauken, New Jersey. This lease expires on May 31, 2009. The Company is currently renegotiating with the Landlord to renew the lease.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 2006 are as follows:

2007	148,509
2008	36,744
2009	15,310
2010	-0-

Total minimum lease payments	$200,563

Note 9-Notes payable

Notes payable consists of the following as of December 31, 2006 and December 31, 2005:

	2006	2005
Face value $2,000,000, variable rate (8.0% at December 31, 2005) Secured
Convertible Term Note, due in monthly payments of $60,606 commencing June 30,
2005 (a)	$—	$1,442,462

$400,000, 8.0% Secured Convertible Keshet Term Note (b)	—	400,000
Revolving credit facility (c)	590,749	202,851
Notes Payable - Stockholders/Officers (d)	893,000	388,629
Short term notes payable (e)	250,000	234,000
Convertible note (f)	264,440	—
Total notes payable	1,998,189	2,667,942
Less current maturities, associated with notes payable	(1,998,189)	(2,667,942)

Long-term debt	$—	$—

(a) 2005 Laurus Agreements:

On February 14, 2005, the Company entered into a Securities Purchase Agreement, dated February 11, 2005, with Laurus Master Fund, Ltd. ("Laurus") for the sale of a $2,000,000 principal amount Secured Convertible Term Note (the "Note") convertible at $1.00 per share and a Common Stock Purchase Warrant to purchase 600,000 shares of the Company's common stock at $1.10 that expire February 11, 2012. The sale of the Note and the Warrant were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D under the Securities Act.

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

The Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but not less than 8%. The interest terms include a monthly reset feature that provided for decreases in interest rates pro-rata for certain increases in the Company’s common stock above the conversion rate; such features would not become effective until the underlying common shares are registered. Otherwise, interest was payable monthly in arrears commencing March 1, 2005 and on the first business day of each consecutive calendar month thereafter until the maturity date, February 11, 2008 (each a "Repayment Date"). Amortizing payments of the aggregate principal amount outstanding under the Note were required to begin on June 1, 2005 and recur on the first business day of each succeeding month thereafter until the maturity date (each an "Amortization Date"). Beginning on the first Amortization Date, the Company was required to make monthly payments to Laurus on each Repayment Date, each in the amount of $60,606.06, together with any accrued and unpaid interest to date on such portion of the principal amount plus any and all other amounts which are then owing under the Note, the Purchase Agreement or any other related agreement but have not been paid (collectively, the "Monthly Amount").

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

Pursuant to the terms of a registration rights agreement, the Company agreed to include the shares of common stock issuable upon conversion of the Note and Warrants in a registration statement to be filed not later than March 13, 2005 and to use its reasonable commercial efforts to cause such registration statement to be declared effective no later than May 12, 2005. Failure to file or become effective results in liquidating damages penalties of 2% per month of the face value of the Note. The Company has been in default on the note by not becoming effective on the registration statement by the required date and by not making the required monthly principal payments to Laurus since June 1, 2005. On November 21, 2005, the Company signed an amendment and waiver with Laurus waiving each Event of Default for our failure to pay accrued interest, and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC. As consideration of the waiver, the Company issued to Laurus a seven year warrant to purchase 300,000 shares of the common stock of the Company with an exercise price of $0.75 per share. The Company further agreed to file a Registration Statement to register the shares of Common Stock that may be issued upon exercise of the Additional Warrant within 90 days of the date of the waiver. The Amendment and Waiver agreement was effective November 22, 2005 when the Company paid Laurus $32,236.25 of overdue interest under the secured convertible term note and issued Laurus the Additional Warrant. The Company allocated the fair value of the Additional Warrant to deferred finance costs ($42,275) and derivative expense ($5,725) on a relative fair value basis. The additional deferred finance costs are being amortized through periodic charges to interest expense using the effective interest method which commenced in the fourth fiscal quarter of 2005.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the basis from the 2005 Laurus Agreements was allocated to embedded derivative features indexed to the Company’s common stock (consisting of the conversion and interest reset features) in the amount of $444,920, and the Warrant, in the amount, in the amount of $270,000. See Derivative Financial Instruments, below. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $1,285,080. The debt is being amortized through charges to interest expense over the debt term using the effective method. Amortization during the year ended December 31, 2006 amounted to $107,311.

On July 21, 2006, the Company entered into a Forbearance Agreement with Laurus Master Fund, Ltd. (“Laurus”) waiving each Event of Default for the Company’s failure to pay accrued interest, and principal through November 1, 2005 and the failure to timely file a Registration Statement with the SEC. As consideration of the waiver, the Company paid $500,000 and issued 100,000 shares of its common stock to Laurus. In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” the Company performed an analysis to determine if the Forbearance Agreement caused an extinguishment of debt. The Company recorded a loss on extinguishment of approximately $121,000 related to this transaction. The Company allocated the fair value of the Common Stock to deferred finance costs ($52,578) and derivative expense ($5,922) on a relative fair value basis. The additional deferred finance costs are being amortized through periodic charges to interest expense using the effective interest method.

On September 18, 2006, the Company entered into an Omnibus Amendment and Waiver Agreement with Laurus. Under the terms of the amendment, in exchange for full and complete satisfaction of the $2,000,000 note, the Company i) paid Laurus $500,000 ii) issued a seven year warrant to purchase up to 1,458,333 shares of common stock for an exercise price of $.10 per share and iii) entered into a Term Note for $250,000 with Laurus. The Term Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on August 1, 2006 and ending on the maturity date which is September 18, 2007. In the third quarter of 2006, the Company recognized a loss on extinguishment of approximately $529,000 related to this transaction.

(b) 2001 Keshet Financing Agreements

On May 21, 2001, the Company entered into concurrent financing arrangements, each bearing similar terms and conditions, with Keshet Capital for $400,000,. The notes bore interest at 8% and were due and payable in May 2003. The notes were convertible into the Company’s common stock at 85% of the average trading market price over a period of twenty days preceding conversion. In addition, the notes were issued with detachable warrants to purchase 290,908 shares of common stock. The warrants had terms of five years and fixed strike prices of $1.43.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” The debt discount was amortized through charges to interest expense over the term using the effective method at effective interest rate of 99.07%. The basis from the 2001 Keshet Agreements was allocated to embedded derivative features indexed to the Company’s common stock (consisting of the conversion feature) in the amount of $253,800, and the Warrant, in the amount, in the amount of $133,818. These discounts resulted in an initial carrying value of the Secured Convertible Term Note of $12,382. The debt discount was amortized through charges to interest expense over the term using the effective method at effective interest rate of 99.07%.

Pursuant to an agreement dated September 18, 2006 between the Company and Keshet Capital, the Company agreed to issue 300,000 shares of common stock in consideration for cancellation of all payment obligations arising under the convertible notes. As a result, according to the provisions of FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company recognized a gain on extinguishment of approximately $492,000 in the third quarter of 2006.

 (c) Revolving Line of credit

On November 7, 2005 the Company opened a Line of Credit with Presidential Financial Group. The Line of Credit with Presidential is for a period of 12 months and is a credit facility up to $1,000,000 and is secured by SMEI's accounts receivables. The Advance Rate on the Company's government receivables is 85%. Interest on the line will be charged at the rate of prime plus 2% on the average daily loan balance with a minimum monthly loan balance requirement of $200,000. Additionally, a monthly service charge will be charged at a rate of 1.00% of the average daily loan balance. The total outstanding balance on this facility as of December 31, 2006 and 2005 was $0 and $202,851 respectively.

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of December 31, 2006 was $590,749. Addionally, the Company incurred an up-front fee of $20,000 which is being amortized ratably over the twelve month term of the facility. As of December 31, 2006, 16,667 remains unamortized

(d) Notes Payable Stockholders/officers

The Company has a short-term loan payable with a former officer and stockholder of the Company amounting to $143,000, this note bears interest of 8% per annum. The note is an unsecured demand note.

At December 31, 2006 the Company has a short term notes payable of $250,000 with a director of the Company. This note is collateralized by proceeds from the future sale of the New Jersey Net Operating Loss in 2006, upon approval from the State of NJ. In the event, the Company is not approved for this program; the Company will repay this note and accrued interest from operating cash flows. The note bears interest at 20% per annum and is payable at maturity date of December 31, 2007.

As part of the RTI acquisition the Company issued a note in the amount of $500,000 to the former Stockholders of RTI as part of the purchase price. The note is payable no later than September 17, 2007 and bears an interest rate of 10% per annum.

(e) Short term notes

In connection with the September 18, 2006 omnibus amendment and waiver agreement with Laurus the Company entered into a Term Note for $250,000 with Laurus. The Term Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on September 19, 2006 and ending on the maturity date which is September 18, 2007.

(f) 2006 Barron Securities Agreement

Convertible Promissory Notes

On September 19, 2006, the Company entered into a financing arrangement that provided for the issuance of $4,500,000, 6.0% Convertible Promissory Notes, due May 31, 2007, and warrants to purchase 250,000,000 shares of common stock. Proceeds, which were net of $454,851 in cash financing costs, amounted to $4,045,149. Proceeds from this financing arrangement were allocated to the fair value of the conversion option and warrants, based upon their fair values, because share-settlement of these instruments is not within the Company’s control. The following table reflects the components of the initial allocation:

Financial instrument:
Warrant derivative	$13,895,090
Compound derivative	8,113,451
Convertible notes payable	—
Financing costs, net of cash costs of $454,851	(867,357)
Day-one derivative loss	(17,096,035)
$4,045,149

The derivative warrants were issued in two traunches, each having terms of five years. The traunches have exercise prices of $0.50 and $1.20, respectively. The Company fair valued the derivative warrants using the Black-Scholes-Merton Technique using a volatility factor of 90.76% and a risk free interest rate of $4.69%. The Company uses the Black-Scholes-Merton valuation technique for warrants because this technique embodies all of the assumptions necessary to fair value non-complex instruments.

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

The Company amortizes the discount on the Convertible Notes Payable resulting from the initial allocation over the term of the debt instrument using the effective method. Amortization expense, including amortization of deferred financing costs, arising from this method during the period from inception to December 31, 2006 amounted to $953,839, of which, $264,441 represented amortization of debt discount.

Note 10 - Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 47,891,751 and 6,307,242 shares of the Company’s common stock as of December 31, 2006 and 2005, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments for the year ended December 31, 2006 and 2005:

Derivative income (expense)	Year ended December 31, 2006	Year ended December 31, 2005
Conversion features	$(13,858,526)	$264,752
Warrant derivative	$105,231	$105,275
	$(13,753,295)	$370,027

Liabilities	December 31, 2006	December 31, 2005
Compound derivative	($ 6,756,114)	($ 255,462)
Warrant derivative	($ 13,117,668)	($ 207,000)
Total	($ 19,873,782)	($ 462,462)

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $0.1 - $1.10; volatility factors ranging from 35.50% - 126.43% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 4.69% - 5.01%. Fair value for forward-based features (principally the interest reset feature) is determined using the income approach; generally discounted cash flows.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives. Significant assumptions included in the Flexible Monte Carlo included: conversion or strike prices ranging from $0.23 - $1.00; volatility factors ranging from 40.70% to 127.01% based upon forward terms of instruments; terms-remaining term for all instruments; equivalent interest rate risk ranging from 3.10% to 11.59% and equivalent yield rate ranging from 11.57% to 13.15%.

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Note 11- Private Placement - Equity Financing

Between April 14, 2006 and May 11, 2006 the Company sold 2,274,951 shares of common stock and 1,161,587 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received $1,293,906 and exchanged $100,000 of accrued expenses for a total of $1,393,906.. Each unit is comprised of 10 shares and 5 warrants to purchase one shares of common stock with an exercise price of $1.20 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $60.00, or $0.60 per share.

The warrants were valued using Black Scholes at $0.62 per share at the date of issuance. The following assumptions were used; Interest of 4.92% and volatility 156.01% . The underlying stock value at the date of issuance was $0.685 per share. The Company recorded a one-time non-cash financing expense of $720,184 on the transaction.

Note 12 Common Stock

February 2, 2007 the Company affected a one-for-ten reverse stock split restating the common shares at December 31, 2006 and 2005 from 166,424,280 and 89,841,500 ,respectively to 16,642,428 and 8,984,150 respectively. All reference to shares have been restated to reflect the reverse.

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

Upon the filing of the restated certificate of incorporation with the State of Delaware, principal and interest due on the note shall be automatically converted into such number of shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the note by the Conversion Price, which initially is $.575. Prior to such filing, the note is convertible at the Conversion Price at the option of the holder. The filing was effected February 2, 2007 which effected a ten to one reverse split of the Company’s Commons shares. Concurrently, the convertible note and accrued interest converted to Preferred Stock .

Each share of Series A Preferred Stock is convertible into 25 shares of common stock subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price applicable to the Series A Preferred Stock, which is initially $.023 per share, subject to adjustment.

Note 13-Related party agreements

On September 19, 2006 in connection with the RTI acquisition the Company signed a three year employment contract with Michael Ricciardi the former majority shareholder of RTI. He is the chief operating officer of the Company. His base salary is $165,000 annually, plus bonuses of not less than 30% of his base salary if established revenue and personal goals are achieved. , In addition he will be granted an incentive stock option to purchase 125,000 shares of the Company's common stock at a price of $0.60 per share, pursuant to the Employer's 2002 incentive option plan. The options will have a ten year life and will vest annually on anniversary dates over a three year period.

Marie Ricciardi , spouse of Mike Ricciardi is being compensated $15,000 per quarter from October 1, 2006 to March 31, 2007. $15,000 has been recorded as expense and paid in 2006.

On August 28, 2006 the Company amended Mr. Paul Burgess's 2003 employment contract as follows: Mr. Burgess will receive an incentive bonus of 5% of the before tax net income of the most recent twelve month period of any acquisition closed by the Company during the term of this contract. On November 3, 2006, the Board of Directors approved a bonus in connection with the RTI acquisition and Barron's financing of $52,500.The bonus was recorded in general and administrative expenses. Mr Burgess is eligible for a bonus of $100,000 upon effective registration of SB2 filed February 12, 2007. Mr. Paul Burgess CEO & President of the Company has waived his right to the base salary of $112,500 for the first half of 2006.

On March 7, 2005, the Company signed a three year employment contract with Joe Noto to be its Vice President of Finance and Administration, at an initial annual base salary of $130,000, He is also entitled to a cash incentive bonus equal to 20% of Base Salary based on meeting predetermined company objectives. In 2006 Mr. Noto was granted a bonus of $30,000. In addition he was granted 2,000,000 options to purchase the Company’s stock at $1.00 per share. He will also receive medical, vacation and profit sharing benefits consistent with the Company's current policies. Effective May 12, 2005, Joe Noto assumed the position as Chief Financial Officer of the Company at an annual base salary of $150,000.

On July 14, 2005, The Company entered into an agreement dated July 1, 2005 terminating the Company's consulting agreement with Calabash Consultancy, Ltd ("Calabash"). Calabash is owned and controlled by Alan C. Bashforth, former Secretary and a director of the Company. Notwithstanding the termination, the 600,000 seven-year warrants with a strike price of $1.00 per share and the 200,000 options with a strike price of $0.50 granted to Calabash under the consulting agreement will remain in effect, subject to the following amendments: (a) the right to exercise the Warrants will commence on March 31, 2006; and (b) the right to exercise the Options will expire March 31, 2008. The Company owed Calabash $125,000 in consulting fees under the consulting agreement.. In May 2006 Mr. Bashforth exchanged $100,000 of this obligation for 166,667 shares of the company common stock and a warrant to purchase 83,333 shares of common stock at $1,20, in connection this the May private placement. The balance was paid in cash.

On February 4, 2005, the Company entered into an Employment Agreement with SMEI and Eric D. Zelsdorf. Under the agreement, Mr. Zelsdorf will be employed as SMEI’s Chief Technology Officer until December 31, 2007. For his services, SMEI agreed to pay Mr. Zelsdorf a base salary of $160,000 per year. Mr. Zelsdorf also may be paid an incentive bonus based on a percentage of his base salary. Upon completion of the Company’s acquisition of SMEI, the Company agreed that it would grant Mr. Zelsdorf stock options in accordance with the Company’s employee stock option program. The exercise price of the stock options are to be set at the Company’s stock price at the close of the acquisition of SMEI by the Company. No options were issued in 2005.

Note 14-Stock Based Compensation

a)	2002 Employee Stock option plan

On November 6, 2002 the stockholders approved the adoption of The Company's 2002 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the"Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The maximum number of options made available for issuance under the Plan are two million (2,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. For the year ended December 31, 2006, the Company implementation of SFAS 123R

 The fair value of stock options at date of grant was estimated using the Black-Scholes model with the following assumptions: expected volatility ranging from 99%,-156% expected term of 10 years, risk-free interest rate ranging from 4.88% to 4.92%, and expected dividend yield of 0%. Expected volatility is based on the historical volatilities of the Company's common stock. The expected life of employee stock options is determined using historical data of employee exercises and represents the period of time that stock options are expected to be outstanding. The risk free interest rate is based on U.S. Treasury constant maturing for the expected life of the stock option.

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price

Balance December 31, 2004	1,826,000	53,500	$1.20
Options granted under Plan 2005	(1,034,000)	1,034,000	$1.00
Options expired in 2005		(41,500)	$1.10

Balance December 31, 2005	792,000	1,046,000	$1.00

Options granted under Plan in 2006	(325,000)	325,000	$0.60

Balance December 31, 2006	467,000	1,371,000	$1.00

Options issued in December 31, 2006 and 2005 were 325,000 and 992,500 vesting equally over a three year period at a price of $0.60 and $1.00 respectively. The weighted average contractual life of those options was 8 years.

The weighted-average fair value per share of the options granted during 2006 and 2005 was estimated on the date of grant using the Black-Scholes option pricing model, was $.59 and $0.27 respectively. The following assumptions were used to estimate the fair value of the options at grant date based on the following:

	2006	2005

Risk-Free interest rate	4.92%	4.88%
Expected dividend yield	-	-
Expected stock price volatility	156%	99%
Expected option Life	10 years	10 years

b) Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees' sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There are no shares issued under the plan in 2006 or 2005.

c) Warrants

The Company issued 28,598,120 and 1,500,00 common stock purchase warrants in 2006 and 2005 respectively at a prices ranging from $0.10 to $1.25 per share in connection with financing activities.

Note 15-Major Customers

With the RTI acquisition in September 2006 and the SMEI acquisition closed in February 2005, our primary "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 77% and 71% of total sales for 2006 and 2005 respectively.

Note 16-Earnings (Loss) Per Share

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

The weighted average number of shares used to compute basic loss per share was 11,888,458 and 8,508,529 in 2006 and 2005 respectively.

Note 17-Subsequent events

Upon the effectiveness of the restated certificate of incorporation, February 2, 2007 the principal and interest due on the Barrons note automatically converted into 7,826,087 shares of series A preferred stock.

On February 8, 2007 the company issued a warrant to purchase 1,900,000 shares of its common stock at an exercise price of $0.50, as consideration for an amendment to the September 19, 2006 Securities purchase agreement, which extended the filing date of a registration statement from 60 days from September 19, 2006 to no later than February 12, 2007. It also extended the date to have an independent board, and an audit committee comprised of not less than three directors, a majority of whom are independent directors, and a compensation committee to February 12, 2007.

On February 12, 2007 the Company filed an SB-2 to register 5,000,000 shares of the company’s common stock in connection with the Barrons September 19, 2006 Securities purchase agreement; 3,000,000 shares of preferred series A and 2,000,000 are issuable upon the exercise of warrants.

On February 2 , 2007 the company changed it name to Lattice Incorporated.