Form 10QSB
period 2007-03-31
Lattice INC
filed 2007-05-21
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER ________________________________

LATTICE CORPORATION
(Name of small business issuer in its charter)

DELAWARE	22-2011859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 N. Pennsauken, New Jersey 08109
(Address of principal executive offices)

Issuer’s telephone Number: (856) 910-1166

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had 16,629,848 outstanding shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LATTICE CORPORATION
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

LATTICE INCORPORATED (FORMALLY SCIENCE DYNAMICS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$240,739	$392,275
Accounts receivable - trade	3,087,553	2,412,164
Inventories	65,674	64,442
Other current assets	129,741	698,514
Total current assets	3,523,707	3,567,395

Property and equipment, net	33,061	37,187
Goodwill	2,547,866	2,547,866
Other Intangibles, net	6,823,807	7,344,235
Other assets	96,701	122,935
Total assets	$13,025,142	$13,619,618

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Customer deposits	$15,000	$15,000
Deferred Revenue	33,874	62,495
Accounts payable	983,671	892,773
Accrued expenses	940,013	1,736,754
Current maturities notes payable	1,607,178	1,998,189
Derivative Liability	13,047,396	19,873,782
Total current liabilities	16,627,132	24,578,993

Non-Current Deferred Tax Liabilities	406,162	406,162
Minority Interest	182,604	135,561

Shareholders' equity - (Deficit)
Preferred stock - .01 par value
10,000,000 shares authorized 8,826,087 and 1,000,000 issued	88,261	10,000
Common stock - .01 par value, 200,000,000 shares authorized, 16,642,428 and
16.642.428 issued 16,629,848 and 16.629.848 outstanding
in 2007 and 2006 respectively	166,425	166,425

Additional paid-in capital	3,205,731	25,571,152

(Deficit)	(36,953,340)	(36,850,842)

	(3,792,923)	(11,103,265)
Common stock held in treasury, at cost	(397,833)	(397,833)

Total shareholders' equity (Deficit)	(4,190,756)	(11,501,098)

Total liabilities and shareholders' Equity	$13,025,142	$13,619,618

The accompanying notes are an integral part of these consolidated financial statements

LATTICE INCORPORATED (FORMALLY SCIENCE DYNAMICS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Sales - Technology Products	$289,402	$423,890
Sales - Technology Services	2,887,079	917,917
Total Sales	3,176,481	1,341,807

Cost of Sales - Technology Products	89,192	154,120
Cost of Sales - Technology Services	1,383,262	478,248
Total Cost of Sales	1,472,454	632,368

Total Gross Profit	1,704,027	709,439
Operating costs and expenses:
Research and development	109,041	109,134
Selling, general and administrative	1,649,152	504,606
	1,758,193	613,740

Operating Income(loss) before other income (expenses)	(54,166)	95,699
Other income (expense):
Derivative	(1,684,074)	—
Extinguishment (gain)	2,073,589	—
Interest Expense	(385,803)	(129,890)
Finance Expense	(5,000)	(8,043)

Total Other income (expenses)	7,712	(137,933)

Net Income (Loss) before Minority Interest	(46,454)	(42,234)

Minority Interest	47,043	(7,442)

Net Loss	$(93,497)	$(49,676)

Net Loss per Common Share -Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	16,629,848	8,984,150

The accompanying notes are an integral part of these consolidated financial statements.

LATTICE INCORPORATED (FORMALLY SCIENCE DYNAMICS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities: Net (loss)	$(102,497)	(49,676)

Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Depreciation	4,125	20,940
Amortization Intangible assets	520,428	56,690
Financing expense non cash	5,000	8,043
Derivative Expense	1,684,074	—
Non Cash interest Derivative	113,207	36,180
Amortization of Debt Discount	205,809	—
Extinguishment gain	(2,073,589)	—
Minority interest	47,043	7,442
Stock base compensation	61,440	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(675,389)	(320,390)
Inventories	(1,232)	4,106
Other current assets	8,090	(37,049)
Other assets	26,235	(2,100)
Increase (decrease) in:
Accounts Payable and accrued expenses	180,911	154,883
Customer Deposits	—	16,111
Deferred revenue	(28,621)	—
Total adjustments	77,531	(55,144)
Net cash provided by (used for) operating activities	(24,966)	(104,820)
Cash flows from financing activities:
Payments of Short term note payable	(45,000)	—
Net borrowing (Payment)on Revolving AR credit facility	(81,570)	166,591
Net cash (used in) provided by financing activities	(126,570)	166,591
Net increase (decrease) in cash and cash equivalents	(151,536)	61,771
Cash and cash equivalents - beginning of period	392,275	53,997
Cash and cash equivalents - end of period	$240,739	$115,768
Supplemental Information:
Interest Paid	$40,315	$54,527

The accompanying notes are an integral part of these consolidated financial statements.

LATTICE INCORPORATED (FORMALLY SCIENCE DYNAMICS CORPORATION) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1- Organization and Summary of Significant Accounting Policies

a) Organization

Lattice Incorporated (Formally known as Science Dynamics Corporation and referred to herein as) (the "Company", "Latiice " ) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. With the SMEI acquisition, approximately 90% of the Company’s revenues are derived from solution services. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In January, 2007, we changed our name to Lattice Incorporated.

b) Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S B. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 200 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The accompanying financial statements include the operating results of Systems Management Engineering Systems, Inc. (SMEI), a majority owned (86%) subsidiary of Lattice. On February 14, 2005 the Company recorded on its Balance Sheet a Minority Interest Liability of $171,995 representing the net asset value not acquired by the Company. The carrying value of the minority interest of $171,995 has increased to $182,604 at March 31, 2007 giving effect to the SMEI’s net operating results. The carrying value increased by $47,043 in the three months ended March 31, 2007 giving effect to the portion of SMEI’s net operating profit allocable to minority shareholders.

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

e) Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. For the three months ended March 31, 2007 and 2006, stock-based compensation expense was $61,440 and $0.00 respectively. As of March 31, 2007, there was approximately $312,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. $312,000 will be amortized over the weighted average remaining service period of two years.

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

g) Derivative Financial Instruments

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

h) Recent Accounting Pronouncements In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that FAS 159 will have any material effect on its financial statements.

Note 2- Acquisition of "RTI" Stock

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

The total purchase price amounted to $7,820,617 and was allocated as follows, based upon the fair value of assets acquired and liabilities assumed:

Category	Amount
Current assets	$1,230,027
Property and equipment	1,473
Intangible assets	7,490,612
Deposits	9,406
Current liabilities	(910,901)
$7,820,617

Intangible assets acquired consisted of the following:

	Life
Customer relationships	5	$3,382,517
Know how and processes	5	2,924,790
Goodwill	—	484,033
Contractual backlog	1	534,272
Employment contract	1	165,000
		$7,490,612

The Company recorded amortization of $463,738 in March 31, 2007 related to the intangible assets listed above. The Company believes that the expansion into this business affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of RTI. Due to certain limitations imposed by the Internal Revenue Service, the Company does not expect goodwill to result in any deductible amounts in the near future.

Note 3- Segment Reporting

Management views its business as two operating units, Technology Products and Technology Services.

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2005
Revenue
Technology Products	$289,402	$423,890
Technology Services	2,887,079	917,917
Total Consolidated Revenue	$3,176,481	$1,341,807
Gross Profit
Technology Products	$200,210	$269,770
Technology Services	1,503,817	439,669
Total Gross Profit	$1,704,027	$708,439

Note 4 - Notes payable

Notes payable consists of the following as of March 31, 2007 and December 31, 2006:

	2007	2006

Revolving credit facility (a)	509,178	$590,749
Notes Payable - Stockholders/Officers (b)	848,000	893,000
Short term notes payable (c)	250,000	250,000
Convertible note (d)	—	264,440
Total notes payable	1,607,178	1,998,189
Less current maturities, associated with notes payable	(1,607,178)	(1,998,189)

Long-term debt	$—	$—

(a) Revolving Line of credit

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of March 31, 2007 and December 31, 2006 was $509,178 and $590,749 respectively. Additionally, the Company incurred an up-front fee of $20,000 which is being amortized ratably over the twelve month term of the facility. As of March 31, 2007, 11,667 remain unamortized

(b) Notes Payable Stockholders/officers

The Company has a short-term loan payable with a former officer and stockholder of the Company amounting to $98,000, this note bears interest of 8% per annum. The note is an unsecured demand note.

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

(c) Short term notes

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

(d) 2006 Barron Financing Agreement

Convertible Promissory Notes

On September 19, 2006, the Company entered into a financing arrangement that provided for the issuance of $4,500,000, 6.0% Convertible Promissory Notes, due May 31, 2007, and warrants to purchase 25,000,000 shares of common stock. Proceeds, which were net of $404,851 in cash financing costs, amounted to $4,045,149. Proceeds from this financing arrangement were allocated to the fair value of the conversion option and warrants, based upon their fair values, because share-settlement of these instruments is not within the Company’s control. The following table reflects the components of the initial allocation:

Financial instrument:
Warrant derivative	$13,895,090
Compound derivative	8,113,451
Convertible notes payable	--
Financing costs, net of cash costs of $404,851	(867,357)
Day-one derivative loss	(17,096,035)
$4,045,149

The derivative warrants were issued in two traunches, each having terms of five years. The traunches have exercise prices of $0.5 and $1.20, respectively. The Company fair valued the derivative warrants using the Black-Scholes-Merton Technique using a volatility factor of 90.76% and a risk free interest rate of $4.69%. The Company uses the Black-Scholes-Merton valuation technique for warrants because this technique embodies all of the assumptions necessary to fair value non-complex instruments.

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

The Company amortized the discount on the Convertible Notes Payable resulting from the initial allocation over the term of the debt instrument using the effective method.

On February 2, 2007, upon filing of the Restated Certificate of Incorporation, the Convertible Notes Payable was automatically converted into Series A Preferred Stock. Based upon the Company’s evaluation of the terms and conditions of the Series A Preferred Stock, the Company concluded that the Preferred Stock was more akin to equity rather than debt and thus have been classified as stockholders’ equity. Since the conversion features on the debenture had been bifurcated from the convertible debt host contract and recorded as a liability, there was no equity conversion feature remaining in the debt instrument for accounting purposes. Therefore, for accounting purposes, both liabilities (i.e. the debt host contract and the bifurcated derivative liability) were subject to extinguishment accounting.

On February 7, 2007, the Company entered into an amendment agreement in which the investors amended the Securities Purchase Agreement and Registration Rights Agreement, and provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement in 60 days as is required in the registration rights agreement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. On February 7, 2007, the Company issued warrants to purchase 1.9 million shares of common stock as compensation to the investors for this amendment, valued at approximately $1,031,000 using the Black-Scholes-Merton technique. Since the warrants met the eight conditions for equity classification provided in EITF 00-19, the fair value of these warrants was classified as equity. This debt modification was deemed to be a modification rather than a debt extinguishment since it did not rise to the requirements of EITF 96-19 to be deemed a debt extinguishment. The Company recorded the modification in conjunction with the preferred stock conversion which resulted in a derivative expense of $838,709 for the amount of the warrant consideration that was allocated to the derivative instruments and an extinguishment gain of $1,199,589 related to the conversion.

In accordance with FAS 5, the Company had accrued a liability for the liquidated damages of $874,000. Upon receipt of the waiver of the liquidating damages, this amount was recorded as a gain on extinguishment.

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the amendment provides for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments, previously required under FAS133 and EITF 00-19. Rather, registration payments are to be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which provides for the recognition of registration payments when they are both probably and reasonably estimable. The FSP was adopted by the Company on January 1, 2007, as was required by the new accounting pronouncement. However, the Company had previously applied the view (provided in EITF 05-04) that registration payments required recognition pursuant to FAS 5.

Adoption of the FSP involved management’s reevaluation of the conditions for equity or liability classification of existing derivative financial instruments pursuant to the revised criteria of EITF 00-19. As a result of the reevaluation, management concluded that the warrants, associated with the 2006 Barron financing agreement, and classified as liabilities, did not meet the eight conditions for equity classification provided in EITF 00-19, and are continued to be recorded as liabilities and adjusted to fair value each quarter. There were two traunches of Series C warrants to purchase 4,891,000 shares of common stock each that had been considered “tainted” due to the conversion features in the Barron financing. These warrants were initially recorded as liabilities when the Company entered into the Barron financing on September 19, 2006 at which time it lost the ability to net share-settle all of its obligations. The company affected a 1 for 10 reverse stock split February 2, 2007 at which time it regained the ability to net share-settle all of its obligations. Since the Series C warrants met the eight conditions for equity classification provided in EITF 00-19, the fair value of these warrants ($462,517) was reclassified to equity. The fair value of the warrants was determined using the Black-Scholes-Merton valuation technique.

 Note 5 - Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 27,358,333 and 6,307,242 shares of the Company’s common stock as of March 31, 2007 and 2006, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments for the quarter ended March 31, 2007 and 2006:

Derivative income (expense)	Quarter ended March 31, 2007		Quarter ended March 31, 2006
Conversion features	$	(1,305,829)	$264,752
Warrant derivative	$	(322,600)	$105,275

Liabilities	March 31, 2007	March 31, 2006
Compound derivative	$-	($ 255,462)
Warrant derivative	($ 13,033,396)	($ 207,000)

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices ranging from $0.1 - $1.10; volatility factors ranging from 88.21% - 148.83% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 4.54% - 4.65%. Fair value for forward-based features (principally the interest reset feature) is determined using the income approach; generally discounted cash flows.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. During the first quarter of 2007, the embedded derivatives were recorded at fair value prior to the conversion into shares of Series A Preferred Stock. The compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives. Significant assumptions included in the Flexible Monte Carlo included: conversion or strike price of $0.23; volatility factor of 157.20% based upon forward terms of instruments; terms-remaining term for all instruments; equivalent interest rate risk of 11.81% and equivalent yield rate of 11.59%.

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

Note 6 Common Stock/Preferred Stock

February 2, 2007 the Company affected a one-for-ten reverse stock split restating the common shares from 166,424,280 to 16,642,428.. All reference to shares has been restated to reflect the reverse.

February 2, 2007 the Company file a restated certificate of incorporation with the State of Delaware, upon the effectiveness the principal and interest due on the Barrons note was automatically converted into7,826,087 shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the note by the Conversion Price, which initially is $.575.

Each share of Series A Preferred Stock is convertible into 25 shares of common stock subject to adjustment in certain instances, including the issuance by the Company of common stock at a price which is less than the conversion price applicable to the Series A Preferred Stock, which is initially $0.023 per share, subject to adjustment

Note 7-Stock Based Compensation

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

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance January 1, 2007	467,000	1,371,000	$1.00
Options granted under Plan	—	—
Options expired	—	—
Balance March 31, 2007	467,000	1,371,000	$1.00

No options were issued in March 31, 2007 and 2006.

The weighted-average fair value per share of the options granted during 2007 and 2006 was estimated on the date of grant using the Black-Scholes option pricing model, The following assumptions were used to estimate the fair value of the options at grant date based on the following:

	2007	2006
Risk-Free interest rate	4.65%	4.92%
Expected dividend yield		—
Expected stock price volatility	156%	156%
Expected option Life	10 years	10 years

Warrants

On February 8, 2007 the company issued a warrant to purchase 1,900,000 shares of its common stock at an exercise price of $0.50, as consideration for an amendment to the September 19, 2006 Securities purchase agreement, which extended the filing date of a registration statement from 60 days from September 19, 2006 to no later than February 12, 2007. It also extended the date to have an independent board, and an audit committee comprised of not less than three directors, a majority of whom are independent directors, and a compensation committee to February 12, 2007

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

GENERAL OVERVIEW

Lattice Incorporated (Formally Science Dynamics Corporation) was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over twenty-five years and recently expanded our product offering to include IT solutions with the acquisition of 86% of Systems Management Engineering, Inc. ("SMEI") on February 14, 2005. In September 2006, pursuant to a Stock Purchase Agreement, dated as of September 12, 2006 (the "RTI Agreement"), the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. RTI is headquartered in Manassas, Virginia. The purchase of RTI's common stock was completed on September 19, 2006.

For the quarter ended March 31, 2007, the company has continued to demonstrate improved operating performance. The positive “Adjusted Operating Income” (reported operating loss of ($54,166) plus non-cash depreciation and amortization of $524,553 and share-based compensation of $61,440). These results are especially encouraging when compared to the same period a year ago which shows an increase in Adjusted Operating Income of 200%+. The company's improved results are a direct reflection of the company's efforts to manage our costs effectively, the acquisition of “RTI” in the third quarter of 2006 and the expansion of our existing contracts and addition of new contracts.

The Company's management believes “Adjusted Operating Income”, a non-GAAP financial measure, is an important financial metric to monitor operating performance. The Company also believes “Adjusted Operating Income" provides meaningful insight to its investors in understanding the Company's operating performance.

For the three months ended March 31, 2007 and 2006, the Company's “Adjusted Operating Income” reconciles to reported operating income as follows:

	For the three months ended March 31,
	2007	2006
Reported Operating Income (Loss)	$(54,166)	$95,699

Add-back:
Non-cash Depreciation & Amortization expenses	$524,553	$77,630
Share-based Compensation	$61,440	$—

Adjusted Operating Income	$531,827	$173,329

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2006. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Revenues for the three months ended March 31, 2007 were $3,176,481, compared to $1,341,807 for the three months ended March 31, 2006. This represents an increase of $1,834,674, or 237% comparing the two periods. The increase in revenue for the three months ended March 31, 2007 includes the results of “RTI” which was acquired in the third quarter of 2006. Excluding the “RTI” acquisition, revenues increased by $376,319 or 28% compared to the year ago period.

Product revenues decreased $134,488, or 32%, during the three months ended March 31, 2007 compared to the same period in fiscal 2006. Product revenues are sensitive to unit shipments on a quarter to quarter basis and should be viewed on a full year basis.

Service revenues increased $2,084,196, or 227% to $3,002,113 during the three months ended March 31, 2007 compared to the same period in fiscal 2006. The increase in revenues included the results of”RTI” which was acquired in the third quarter of 2006. Excluding “RTI”, service revenues increased by $625,841 or 68%.

Gross profit increased by $994,588, or 140%, to $1,704,027 for the three months ended March 31, 2007 compared to $709,439 for the three months ended March 31, 2006. The increase in gross profit included the results of “RTI” acquired in the third quarter of 2006. Excluding RTI, gross margin increased by $174,588 or 25%, which was in line with our revenue growth.

For the three months ended March 31, 2007, Research and development expenses were $109,041 compared to $109,134 for the three months ended March 31, 2006.

For the three months ended March 31, 2007, selling, general and administrative expenses totaled $1,649,152 compared to $504,606 for the period ended March 31, 2006 for an increase of $1,144,546, or 227%.

The increase in selling, general and administrative expenses included the results of “RTI”, which was acquired in the third quarter of 2006. Excluding RTI, selling, general and administrative increased $274,688 or 54%. The increase in baseline selling, general and administrative expenses was primarily attributable to: non-cash share-based compensation of $61,440 in the current quarter, executive salaries of $56,000 (waived in the first quarter of 2006), and an overall increase in operating expenses.

Interest and finance expense was $390,803 and $137,933 for the three months ended March 31, 2007 and 2006, respectively. This was an increase of $252,870. Included in the current quarter expense of $390,803 was non-cash amortization totaling $315,000 of debt discount and finance fees related to the $4.5M Barron convertible promissory note. The note was converted to equity (Series “A” Preferred Stock) during the current quarter.

Our net loss was $102,497 for the three months ended March 31, 2007 compared to a net loss of $49,676 for the three months ended March 31, 2006. The current quarter net loss included non-cash amortization expenses related to acquired intangibles totaling $520,428 compared to amortization expense of $56,690 in the year ago period.

Liquidity and Capital Resources

As of March 31, 2007 our cash balance was $240,739, compared to $392,275 at December 31, 2006. Total current assets at March 31, 2007 were $3,523,707 compared to $3,567,395 at December 31, 2006. Current liabilities totaling $16,627,132 at March 31, 2007 which includes non-cash derivative liabilities of $13,047,396. Excluding the non-cash derivative liabilities, current liabilities totaled $3,579,736 at March 31, 2007. We currently plan to use our cash balance and cash generated from operations for increasing our working capital reserves and paying down short term debt coming due in the next twelve months. Management believes that the current cash on hand, additional cash expected from operations in fiscal 2007 and the availability on our line of credit facility will be sufficient to cover our working capital requirements for fiscal 2007.

Our accounts receivable at March 31, 2007 was $2,980,145, compared to $2,412,164 at December 31, 2006. The change in accounts receivable is primarily due to; slower collections with certain government agencies.

We have approximately $1,100,000 of short term debt coming due by end of fiscal 2007. We plan to pay this with proceeds generated from anticipated operating cash flows, our current cash position and the availability on our line of credit facility. Our outstanding balance on the $2.0M line of credit facility was $509,000 at March 31, 2007.

At March 31, 2007 the Company had no long term debt.

Financings

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

Pursuant to the RTI Agreement, the Company is to deliver to the RTI's employee’s incentive stock options to purchase 200,000 shares of common stock at an exercise price equal to the greater of: (i) the market price on the closing date and (ii) the volume-weighted average price per share for the fifteen (15) days prior to the Closing Date. The grant of the options shall be subject to approval by the Company, with approval not to be unreasonably withheld. During the two years following the closing, the Company shall grant the RTI employees incentive stock options to purchase 50,000 shares in each year of the two year period. These options shall have an exercise price equal to the greater of: (i) the closing market price and (ii) the volume-weighted average price per share for the fifteen (15) days prior to the date of each such grant. The options will have a ten-year term and shall vest equally in each year in first three years and such vesting shall accelerate if (i) such employee is terminated without cause or without good reason or (ii) upon a change of control of the Company.

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

 On February 8, 2007 the company issued a warrant to purchase 1,900,000 shares of its common stock at an exercise price of $0.50, as consideration for an amendment to the September 19, 2006 Securities purchase agreement, which extended the filing date of a registration statement from 60 days from September 19, 2006 to no later than February 12, 2007. It also extended the date to have an independent board, and an audit committee comprised of not less than three directors, a majority of whom are independent directors, and a compensation committee to February 12, 2007 (will be tied to the derivatives)

The Company entered into a Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD ("Laurus"), dated September 18, 2006 (the "Laurus Agreement") for the purpose of amending, restating and waiving certain terms of (i) the Amended and Restated Secured Convertible Term Note, issued as of February 11, 2005 and amended and restated as of July 21, 2006 (as amended and restated, amended, modified and supplemented from time to time, the "Term Note") by the Company to Laurus, (ii) the Securities Purchase Agreement, dated as of February 11, 2005 (as amended, modified or supplemented from time to time, the "Purchase Agreement") by and between the Company and Laurus, (iii) the Common Stock Purchase Warrant, issued as of February 11, 2005 by the Company to Laurus (as amended and restated, amended, modified and supplemented from time to time, the "Initial Warrant"), (iv) the Common Stock Purchase Warrant, issued as of November 18, 2005 by the Company to Laurus (as amended and restated, amended, modified and supplemented from time to time, the "Additional Warrant") and (v) the Forbearance Agreement, dated as of July 21, 2006 between the Company and Laurus (as amended, modified or supplemented from time to time, the "Forbearance Agreement"). The Company issued 100,000 common shares and paid $500,000 in cash in conjunction with the July 21, 2006 agreement.

Pursuant to the Laurus Agreement, on September 19, 2006, Laurus waived each Event of Default that may have arisen under Section 4.1 of the Term Note and Section 3 of the Forbearance Agreement solely as a result of the failure by the Company to make the $32,656 in interest payments due to Laurus on September 1, 2006.

Pursuant to Laurus Agreement, on September 19, 2006, in exchange for the cancellation of the term note in the principal amount of $2,000,000, the Company (a) paid $500,000 in principal amount of the Term Note, (b) issued an amendment and restated note in the principal amount of $250,000, and (c) issued a warrant to purchase up to 1,458,333 shares of common stock (subject to adjustment), upon the cashless exercise by the holder thereof for an imputed exercise price of $0.10 per share.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Summary of Significant Accounting Policies

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective to provide (i) reasonable assurance that information we are required to disclose in this report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see subsection “Significant Deficiencies in Disclosure Controls and Procedures or Internal Controls” below.

Significant Deficiencies in Disclosure Controls and Procedures or internal Controls

We have identified the following material weakness in our internal controls. The Company has experienced difficulty gaining access to the financial records of its subsidiary Ricciardi Technologies, Inc. The Company’s management is taking corrective actions in order to ensure timely access to such financial records.

PART II

Item 1.  Legal Proceedings.

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

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description
3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement on Form SB-2 filed on February 12, 2007.)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification by and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: May 21, 2007	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: May 21, 2007	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer