Form 10QSB/A
period 2007-03-31
Lattice INC
filed 2007-06-13
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 21, 2007, the issuer had 16,629,848 outstanding shares of Common Stock , $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

LATTICE CORPORATION
MARCH 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

Explanatory Note

The Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 is being amended by this Amendment No. 1 to correct two typographical error and to included additional disclosure related to Impairment of Long-Lived Assets, in the report as originally filed with the SEC on May 21, 2007. The typographical errors, which occurred during the process of converting the report to html format for filing with the SEC, the additional disclosure is being provided in accordance with comments from the SEC, include the following:

In the Unaudited Consolidated Statements of income on page 3, the $7,712 total other income (expenses) has been corrected to ($1,288).

In the Unaudited Consolidated Statements of income on page 3, the ($93,497) Net loss has been corrected to ($102,497).

In the Unaudited Notes to Consolidated Financial Statements on page 6 Note 1 Organization and Summary of Significant Accounting Policies (f) Goodwill additional disclosure provided.

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

The accompanying notes are an integral part of these consolidated financial statements

LATTICE INCORPORATED (FORMALLY SCIENCE DYNAMICS CORPORATION) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Sales - Technology Products	$289,402	$423,890
Sales - Technology Services	2,887,079	917,917
Total Sales	3,176,481	1,341,807

Cost of Sales - Technology Products	89,192	154,120
Cost of Sales - Technology Services	1,383,262	478,248
Total Cost of Sales	1,472,454	632,368

Total Gross Profit	1,704,027	709,439
Operating costs and expenses:
Research and development	109,041	109,134
Selling, general and administrative	1,649,152	504,606
	1,758,193	613,740

Operating Income(loss) before other income (expenses)	(54,166)	95,699
Other income (expense):
Derivative	(1,684,074)	—
Extinguishment (gain)	2,073,589	—
Interest Expense	(385,803)	(129,890)
Finance Expense	(5,000)	(8,043)

Total Other income (expenses)	(1,288)	(137,933)

Net Income (Loss) before Minority Interest	(55,454)	(42,234)

Minority Interest	47,043	(7,442)

Net Loss	$(102,497)	$(49,676)

Net Loss per Common Share -Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding basic and diluted	16,629,848	8,984,150

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

c) Principles of Consolidation :

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests.

d) Use of Estimates :

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

e) Stock-Based Compensation - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation , to account for compensation costs under its stock option plans. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

Goodwill

Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets. The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142. The provisions of Statement 142 require that a two-step impairment test be performed on goodwill. In the first step, the Company compares the fair value of each reporting unit, as measured by discounted cash flows, to its carrying value to determine if there is an indication that potential impairment may exist. Significant assumptions include projected revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates and future economic and market conditions. Each time goodwill is tested for impairment, the Company reviews its assumptions and makes appropriate adjustments, if any, based on facts and circumstances available at that time.

The Company’s reporting units are consistent with the reportable segments identified in Note 3 of the Notes to Consolidated Financial Statements. The reporting units are determined based on the fact that discrete financial information is available for each unit so that management is able to regularly review the operating results of each unit and the components included in each unit have similar economic characteristics. Goodwill is allocated to the reporting units based on the reporting unit’s expected benefit from the combination. The reporting units are reviewed on an annual basis and if necessary, the Company reassigns goodwill according to the benefit received by the different reporting units. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. To determine the implied fair value of the reporting unit’s goodwill, the reporting unit’s fair value is allocated to the reporting unit’s assets and liabilities in accordance with SFAS No. 141, Business Combinations. The difference between the reporting unit’s fair value and the sum of the amounts assigned to the reporting unit’s individual assets and liabilities is the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference.

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

h) Recent Accounting Pronouncements In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that FAS 159 will have any material effect on its financial statements.

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

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements , which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities . Generally, the amendment provides for the exclusion of registration payments, such as the liquidated damages that the Company has incurred, from the consideration of classification of financial instruments, previously required under FAS133 and EITF 00-19. Rather, registration payments are to be accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies , which provides for the recognition of registration payments when they are both probably and reasonably estimable. The FSP was adopted by the Company on January 1, 2007, as was required by the new accounting pronouncement. However, the Company had previously applied the view (provided in EITF 05-04) that registration payments required recognition pursuant to FAS 5.

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

Our net loss was $ 102,497   for the three months ended March 31, 2007 compared to a net loss of $ 49,676   for the three months ended March 31, 2006. The current quarter net loss included non-cash amortization expenses related to acquired intangibles totaling $520,428 compared to amortization expense of $56,690 in the year ago period.

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

LATTICE INCORPORATED

Date: June 12, 2007	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: June 12, 2007	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer