Form 10QSB
period 2007-06-30
Lattice INC
filed 2007-08-20
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER                          000-10690

LATTICE INCORPORATED
(Name of small business issuer in its charter)

DELAWARE	22-2011859
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2007, the issuer had 16,642,428 outstanding shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LATTICE INCORPORATED
JUNE 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Sales -- Technology services	$6,265,887	$1,882,675	$3,378,808	$964,758
Sales -- Technology products	630,487	801,886	341,085	377,996
Total sales	6,896,374	2,684,561	3,719,893	1,342,754

Cost of sales -- Technology services	2,945,113	923,924	1,561,851	445,676
Cost of sales -- Technology products	212,170	269,820	122,978	115,700
Total cost of sales	3,157,283	1,193,744	1,684,829	561,376

Gross profit	3,739,091	1,490,817	2,035,064	781,378
Operating costs and expenses:
Selling, general and administrative	3,608,003	1,061,197	1,958,852	556,590
Research and development	205,298	218,269	96,257	109,135
	3,813,301	1,279,466	2,055,109	665,725

Operating loss	(74,210)	211,351	(20,045)	115,653
Other income (expense):
Derivative income (expense)	1,060,882	13,445	1,906,247	13,445
Other income	-	13,505	-	13,505
Extinguishment loss	(157,130)	-	-	-
Interest expense	(479,002)	(264,753)	(93,198)	(134,864)
Finance expense	(14,318)	(16,309)	(9,318)	(8,266)
Total other income (expenses)	410,432	(254,112)	1,803,731	(116,180)

Income (loss) before minority interest	336,222	(42,761)	1,783,686	(527)

Minority interest	(101,179)	(14,021)	(54,136)	(6,579)

Net income (loss)	$235,043	$(56,782)	$1,729,550	$(7,106)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	$235,043	$(56,782)	$1,729,550	$(7,106)
Preferred stock dividends	(25,000)	-	(12,500)	-
	$210,043	$(56,782)	$1,717,050	$(7,106)

Income (loss) per common share:
Basic	$0.01	$(0.01)	$0.10	$(0.00)
Diluted	$(0.02)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares:
Basic	16,642,428	9,371,901	16,642,428	9,759,652
Diluted	64,230,056	9,499,330	64,230,056	9,887,081

See accompanying notes.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31,
	June 30, 2007	2006
ASSETS	(Unaudited)	(Restated)
Current assets:
Cash and cash equivalents	$272,174	$392,275
Accounts receivable, net	3,974,858	2,412,164
Inventories	86,329	64,442
Other current assets	102,000	698,514
Total current assets	4,435,361	3,567,395

Property and equipment, net	28,937	37,187
Goodwill	2,547,866	2,547,866
Other intangibles, net	6,303,379	7,344,235
Other assets	96,556	122,935
Total assets	$13,412,099	$13,619,618

LIABILITIES AND SHAREHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$1,558,601	$892,773
Accrued expenses	800,122	1,736,754
Customer deposits	15,000	$15,000
Deferred revenue	-	62,495
Notes payable	1,654,192	1,998,189
Derivative Liability	11,141,149	19,873,782
Total current liabilities	15,169,064	24,578,993

Deferred tax liabilities	406,162	406,162
Minority interest	236,740	135,561

Shareholders' equity (deficit):
Preferred stock - .01 par value
10,000,000 shares authorized 8,826,087 and 1,000,000 issued	88,261	10,000
Common stock - .01 par value, 200,000,000 shares authorized,
16,642,428 and 16,629,848 issued and outstanding
in 2007 and 2006, respectively	166,425	166,425
Additional paid-in capital	33,638,894	24,850,967
Accumulated deficit	(35,895,614)	(36,130,657)
	(2,002,034)	(11,103,265)
Common stock held in treasury, at cost	(397,833)	(397,833)
Shareholders' deficit	(2,399,867)	(11,501,098)
Total liabilities and shareholders' deficit	$13,412,099	$13,619,618
-		-

See accompanying notes.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$235,043	$(56,782)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Derivative (income) expense	(1,060,882)	(13,445)
Amortization of intangible assets	1,040,856	113,380
Amortization of debt discount (effective method)	205,809	79,332
Amortization of financing expense	127,525	16,309
Extinguishment loss	157,130	-
Minority interest	101,179	14,021
Share-based payments	122,880	-
Depreciation	8,250	35,279
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,559,695)	(169,650)
Inventories	(21,887)	4,106
Other current assets	36,167	-
Other assets	26,380	(57,905)
Increase (decrease) in:
Accounts payable and accrued expenses	603,196	(252,328)
Customer deposits	-	(135,199)
Deferred revenue	(62,495)	-
Total adjustments	(275,587)	(366,100)
Net cash provided by (used for) operating activities	(40,544)	(422,882)
Cash flows from financing activities:
Payments on notes payable	(68,000)	(209,000)
Sale of common stock, net	-	1,291,906
Revolving credit facility (payments) borrowings, net	(11,557)	99,875
Net cash (used in) provided by financing activities	(79,557)	1,182,781
Net increase (decrease) in cash and cash equivalents	(120,101)	759,899
Cash and cash equivalents - beginning of period	392,275	53,996
Cash and cash equivalents - end of period	$272,174	813,895

Supplemental cash flow information:
Interest paid in cash	$215,685	-

See accompanying notes.

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1- Organization and summary of significant accounting policies:

a) Organization

Lattice Incorporated (the "Company",) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. With the SMEI acquisition, approximately 90% of the Company’s revenues are derived from solution services. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 90% of the Company’s revenues are derived from solution services. In January 2007, we changed our name from Science Dynamics to Lattice Incorporated.

b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our years ended December 31, 2006 and 2005.

c) Principles of consolidation:

The accompanying condensed consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. We consider a controlling financial interest to reflect unimpaired ownership in a majority of the voting common shares of a subsidiary. We consider the effects of minority rights in determining our consolidation rights; there are no minority participation rights related to our consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interests in our consolidated net income (loss) are reflected as a component of minority interest in the accompanying statement of operations. During the periods presented, minority interest represents the minority interest in the income of our 86.0% owned subsidiary, Systems Management Engineering, Inc. (“SMEI”).

d) Use of estimates:

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

e) Share-based payments - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the six months ended June 30, 2007 and 2006, share-based payment expense was $122,880 and $0.00 respectively. As of June 30, 2007, there was approximately $312,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. $312,000 will be amortized over the weighted average remaining service period of two years. See Note 7 for more information.

f) Depreciation, amortization and long-lived assets

Property, plant and equipment - These assets are recorded at cost and increased by the cost of any significant improvements. The Company depreciates the cost over the assets' estimated useful lives using the straight-line method.

Goodwill- Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets acquired. Goodwill is not amortized. Rather, the Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value to determine if there is an indication that potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions when goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time.

Identifiable intangible assets - These assets are recorded at cost. Intangible assets with finite lives are amortized evenly over their estimated useful lives using the straight-line method. Intangible assets with indefinite lives are not amortized but are subjected to impairment tests along with goodwill, as described above.

At least annually, the Company reviews all long-lived assets for impairment. When necessary, charges are recorded for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

g) Derivative financial instruments and registration payment arrangements:

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 5 for additional information.

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended FAS 133..The FASB Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). FAS 5 provides for the recognition of registration payments when they are both probable of being incurred and reasonably estimable. The Company adopted EITF 00-19-2 in the fourth fiscal quarter of the Company’s year ended December 31, 2006. Accordingly, during the fourth quarter of 2006, the Company recorded a contingent liability of $874,000 related to the liquidated damages as estimated and calculated under FAS 5. As more fully discussed in Note 4(b), our liability was settled during the first quarter of this current fiscal year.

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

i)  Earnings per common share The Company calculates earnings per share in accordance with Statements on Financial Accounting Standards No 128, Earnings Per Share (“FAS 128”). Basic earnings per common share is based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements, whether or not declared or paid. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds. See Note 8 for the components of the earnings per common share computation.

Note 2- Business acquisition:

On September 19, 2006, the Company closed on its Stock Purchase Agreement with Ricciardi Technologies Inc. (“RTI”) and the holders of all of the outstanding common stock of RTI. The Company completed the acquisition of 19,685 shares of the outstanding common stock of RTI which shares constitute 100% of the issued and outstanding shares of capital stock of RTI on a fully diluted basis. As consideration for such shares of RTI the Company paid (i) $3,500,000 in cash, and issued (ii) 5,000,000 shares of common stock, (iii)a $500,000 promissory note payable in full twelve months from the closing, and (iv)1,000,000 shares of the Company's Series B Convertible Preferred stock. Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of 8 1/3 shares of common stock, subject to adjustment in the event of stock dividends, splits and other distributions. The Company may at any time until September 18, 2007 redeem the Series B Preferred Stock at a redemption price of $0.50 per share. To secure the indemnification obligations of the former RTI stockholder, a portion of the purchase price, consisting of $350,000 and 5,833,333 shares of common stock was placed in escrow for a period of 18 months. The common stock issued was valued based upon an average of five days preceding and five days following the date that the Company and RTI agreed to all significant terms of the Agreement, and such terms were publicly disseminated.

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

Pursuant to the RTI agreement the Company delivered to the RTI employee’s, incentive stock options to purchase 200,000 shares of common stock at an exercise price of $0.60. In addition, during the two years following the closing, the Company shall grant the RTI employees an additional 50,000 shares in each year of the two year period at an exercise price equal to the market price on the date of issuance. These options have three year vesting and a ten year life.

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
		$7,490,612

The Company recorded amortization of $927,476 for the six months ended June 30, 2007 related to the intangible assets listed above. The Company believes that the expansion into this business affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of RTI. Due to certain limitations imposed by the Internal Revenue Service, the Company does not expect goodwill to result in any deductible amounts in the near future.

Note 3- Segment reporting:

Management views its business as two operating units, Technology Products and Technology Services.

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	30-June-07	30-June-06	30-June-07	30-June-06
Revenue
Technology Products	$630,487	$801,886	$341,085	$377,996
Technology Services	6,265,887	1,882,675	3,378,808	964,758
Total Consolidated Revenue	$6,896,374	$2,684,561	$3,719,893	$1,342,754

Gross Profit
Technology Products	$418,317	$532,066	$218,107	$262,296
Technology Services	3,320,774	958,751	1 816,957	519,082
Total Gross Profit	$3,739,091	$1,490,817	$2,035,064	$781,378

Note 4 - Notes payable

Notes payable consists of the following as of June 30, 2007 and December 31, 2006:

	2007	2006

Revolving credit facility (a)	579,192	$590,749
Notes Payable - Stockholders/Officers (b)	825,000	893,000
Short term notes payable (c)	250,000	250,000
Convertible note (d)	—	264,440
Total notes payable	1,654,192	1,998,189
Less current maturities, associated with notes payable	(1,654,192)	(1,998,189)

Long-term debt	$—	$—

(a) Revolving line of credit:

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85% of qualifying accounts receivable. Interest on the line is at of Prime (currently 8.25%), plus 6.0%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of June 30, 2007 and December 31, 2006 was $8 and $590,749 respectively. Additionally, the Company incurred an up-front fee of $20,000 which is being amortized on the straight-line method, due to the immaterial amount involved, over the twelve month term of the facility. As of June 30, 2007, $6,667 remains unamortized.

(b) Notes payable stockholders/officers:

The Company has a short-term loan payable to a former officer and stockholder of the Company amounting to $75,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note.

At December 31, 2006 the Company has a short term note payable of $250,000 with a director of the Company. This note is collateralized by proceeds from the future sale of the New Jersey Net Operating Loss in 2006, upon approval from the State of NJ. In the event, the Company is not approved for this program; the Company will repay this note and accrued interest from operating cash flows. The note bears interest at 20.0% per annum and is payable at maturity date of December 31, 2007.

As part of the RTI acquisition the Company issued a note in the amount of $500,000 to the former stockholders of RTI as part of the purchase price. The note is payable in September 2007 and bears an interest rate of 10.0% per annum.

(c) Short term notes:

On September 18, 2006, the Company entered into an Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD (“Laurus”). Under the terms of the amendment, in exchange for full and complete satisfaction of the $2,000,000 note, the Company i) paid Laurus $500,000 ii) issued a seven-year warrant to purchase up to 1,458,333 shares of common stock for an exercise price of $0.1 per share and iii) entered into a Term Note for $250,000 with Laurus. The Term Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on August 1, 2006 and ending on the maturity date which is September 18, 2007. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton technique because that technique embodies all the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

(d) 2006 Barron Financing Arrangement:

On September 19, 2006, the Company entered into a financing arrangement that provided for the issuance of $4,500,000, 6.0% Convertible Promissory Notes, due May 31, 2007, and warrants to purchase 25,000,000 shares of common stock. Proceeds, which were net of $404,851 in cash financing costs, amounted to $4,045,149. The Convertible Promissory Note was convertible into Preferred Stock at $.575; however, if a Restated Certificate of Incorporation was not filed within 150 days, then for each month, the conversion price would be reduced by 6%. Upon filing of the Restated Certificate of Incorporation, the note provided for automatic conversion of the face value into Series B Preferred Stock. The Company concluded that the conversion feature embedded in the note was not afforded either the FAS133 exemption as a “Conventional Convertible” instrument or the FAS133 exemption for derivative instruments indexed to a company’s own stock due to the variable conversion feature; that is, the variable conversion feature results in the presumption that the Company would have insufficient common shares to settle all of its share-indexed obligations. Since share settlement was not considered to be in the Company’s control, certain other non-exempt freestanding derivative instruments (principally warrants to purchase common stock) were considered tainted (that is, the aforementioned presumption puts their share settlement presumably beyond the Company’s control, also) and in accordance with Emerging Issues Task Force Consensus EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, they were reclassed from stockholder’s equity to liabilities at their fair value of approximately $523,000.

Proceeds from this financing arrangement were allocated to the fair value of the conversion option and warrants, based upon their fair values because share-settlement of these instruments was not considered to be within the Company’s control. There was no basis in the proceeds following the allocation to the derivative financial instruments to allocate to the Convertible Notes Payable. Thus, they were initially recorded a zero value and are subject to amortization over the term using the effective interest method.

The following table illustrates the components of the initial allocation of the net proceeds:

Financial instrument or account:
Warrant derivative, at fair value	$13,895,090
Compound derivative, at fair value	8,113,451
Deferred financing costs	(867,357)
Convertible notes payable	--
Day-one derivative loss	(17,096,035)
$4,045,149

The derivative warrants were issued in two traunches, each having terms of five years. The traunches have exercise prices of $0.50 and $1.20, respectively. The Company recorded the derivative warrants at fair value using the Black-Scholes-Merton Technique because this technique embodies all of the assumptions necessary to fair value non-complex instruments. The compound derivative comprises certain derivative features embedded in the host convertible note payable contract including the variable conversion feature, anti-dilution protections and certain redemption features. These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value. The Company applied the Monte-Carlo valuation technique to fair value this derivative because Monte Carlo embodies all assumptions (including credit risk, interest rate risk, conversion/redemption behaviors) necessary to fair value complex, compound derivative financial instruments. Fair values of our derivative financial instruments are highly influenced by our trading stock price and volatility, changes in our credit risk and market interest rates. Further derivative income or expense will reflect changes in these underlying assumptions.

As reflected in the above table, proceeds were insufficient to record the derivative financial instruments at their fair values. Accordingly, the Company was required to recognize a day-one derivative loss in its statement of operations in the amount of $17,096,035. This charge was recorded in the Company’s third fiscal quarter of its year ended December 31, 2006.

The Restated Certificate of Incorporation was filed on February 2, 2007, at which time, the conversion rate on the Convertible Promissory Notes became fixed at $.575 and the bifurcated conversion option no longer required separate derivative classification and accounting under FAS 133. However, we were required to adjust the derivative value to fair values on the date of this event and recognize the adjustments in income. Based on the guidance of EITF 06-07, Issuers Accounting for a Previously Bifurcated Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No.133, when a previously bifurcated conversion option no longer requires bifurcation, the Company is required to immediately adjust the derivative to fair value and reclass that amount to stockholder’s equity. Application of this standard resulted in reclassification of the fair value of the embedded conversion feature on the event date (amounting to $7,223,234) to paid in capital. The warrants continue to require classification as derivative warrants because, notwithstanding the Company’s re-established ability to share settle all of its share-indexed financial instruments, the warrants continue to fail certain other requirements for equity classification (principally the requirement of payment of penalties in the event of non-filing of reports with the Securities and Exchange Commission; a requirement under the arrangement presumed not to be within our control).

Generally, under EITF 06-07, the host debt instrument remains subject to continued amortization using the effective method following the reclassification of the embedded conversion feature to stockholder’s equity However, in accordance with the terms of the agreement, the convertible note automatically converted into Preferred Stock upon the filing of the Restated Certificate of Incorporation. Based on the guidance of APB 26, Early Extinguishment of Debt and a related Accounting Interpretation of APB Opinion No. 26, the carrying amount of the debt, including the unamortized discount was credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss was recognized. Adoption of this guidance resulted in reclassification of $27,776 to the capital accounts.

On February 7, 2007, the Company entered into a letter agreement with Barron provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. This waiver required compensation in the form of warrants to purchase 1,900,000 shares of common stock which were valued at approximately $1,031,000 using the Black-Scholes-Merton technique. Significant assumptions used in the model included: exercise price of $.50; volatility factor of 126.43%; 5 year term to expiration; and a risk free rate of 4.73%. Since the warrants met the eight conditions for equity classification provided in EITF 00-19, the fair value of these warrants was classified as equity. As discussed in Note 1, the Company had an accrued liability amounting to $874,000 for liquidating damages and, accordingly, the difference between the fair value of the warrants and the carrying amount of the liability was recognized as a loss on extinguishment of approximately $151,000.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities at December 31, 2006 consists of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus. Derivative liabilities at June 30, 2007 consist of the warrants issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 46,923,550 and 46,923,550 shares of the Company’s common stock as of June 30, 2007 and December 31, 2006, respectively, and are carried at fair value. The following tabular presentation sets forth information about the derivative instruments for the six months ended June 30, 2007 and 2006:

Derivative income (expense)	Six months ended June 30, 2007		Six months ended June 30, 2006	Three months ended June 30, 2007	Three months ended June 30, 2006
Conversion features	$	(467,120)	$13,445	$-	$13,445
Warrant derivative		$1,528,002	$-	$1,906,247	$-

Liabilities	June 30, 2007	December 31, 2006
Compound derivative	$-	($ 6,756,114)
Warrant derivative	($ 11,141,149)	($ 13,117,668)

Freestanding derivative instruments, consisting of warrants that arose from the Laurus and Barron financings are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: exercise or strike prices ranging from $0.10 - $1.25; volatility factors ranging from 82.61% - 139.49% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 4.92% - 5.03%.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.

Note 6. Stockholders’ equity:

On August 28, 2006, the Company designated 9,000,000 shares as Series A Convertible Preferred Stock (“Series A Preferred”) and 1,000,000, shares as Series B Convertible Redeemable Preferred Stock (“Series B Preferred”), each with a stated par value of $.01 per share.

The Series A Preferred shares do not have voting rights or cumulative dividends. The preferred shares are convertible into the Company’s common stock at a fixed conversion price of $.23 per common share, subject to adjustment in certain instances, including the issuance by the Company of common stock at a price less $.23 per share. In the event the Company’s EBITDA for the year ended December 31, 2006 is less than $.019 per share or if the Company’s EBITDA for the year ended December 31, 2007 is less than $.0549 on a fully-diluted basis, then the conversion price will be reduced by the percentage shortfall, up to a maximum of 30%. Each share of Series A Preferred is convertible into 25 shares of the Company’s common stock and will be automatically converted into common stock upon a change in control or liquidation, at an amount equal to $.575 per share. The Series A Preferred stock ranks senior to holders of common stock with respect to payment of dividends and amounts upon liquidation, dissolution or winding up of the Company. If the Company does not deliver conversion shares in accordance with the terms of the agreement, the Company will be required to pay liquidating damages of $50 per trading day for each $5,000 of conversion value. These damages will increase to $100 per trading day after three trading days and $200 per trading day after six trading days.

The Series B Preferred shares do not have voting rights unless a vote is required by law in connection with a merger, consolidation or sale of substantially all of the Company’s assets. The holders of the Series B Preferred shares are entitled to receive an annual dividend of $.05 per share, payable quarterly, commencing November 1, 2006. The Series B Preferred stock ranks senior to holders of common stock with respect to payment of dividends and amounts upon liquidation, dissolution or winding up of the Company. One year from the date the Certificate of Designation is filed, the preferred stock will automatically convert into common stock at a rate of 8 1/3 shares of common stock for every share of Series B Preferred Stock. The Company has the right to redeem the Series B Preferred Stock, any time prior to one year from the date the Certificate of Designation is filed with the Secretary of State, at $.50 per share. No dividends have been declared on the Series B Preferred Stock.

On February 2, 2007 the Company affected a one-for-ten reverse stock split restating the common shares from 166,424,280 to 16,642,428. All reference to shares has been restated to reflect the reverse.

On February 2, 2007 the Company file a restated certificate of incorporation with the State of Delaware, upon the effectiveness the principal and interest due on the Barron note was automatically converted into 7,826,087 shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the note by the Conversion Price, which initially is $.575.

Note 7-Share-based payments:

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

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance January 1, 2007	467,000	1,371,000	$1.00
Options granted under Plan	—	—
Options expired	—	—
Balance June 30, 2007	467,000	1,371,000	$1.00

No options were issued in the six month period ended June 30, 2007 and 2006.

The weighted-average fair value per share of the options granted during 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	2007	2006
Risk-Free interest rate	4.65%	4.92%
Expected dividend yield		—
Expected stock price volatility	156%	156%
Expected option Life	10 years	10 years

Note 8 Earnings per common share:

The following table sets forth the computation of basic and diluted earnings per share:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Income (loss) applicable to common stockholders, as reported	$210,043	$(56,782)	$1,717,050	$(7,106)
Reconciliation to numerator for diluted earnings per share:
Preferred stock dividends	25,000	--	12,500	--
Income on derivative warrants	(1,528,002)	**	(1.906,247)	--

Numerator for diluted earnings per share	$(1,292,959)	$(56,782)	$(176,697)	$(7,106)

Weighted average shares	16,642,428	9,371,901	16,642,428	9,759,652
Reconciliation to denominator for diluted earnings per share
Dilutive derivative warrants	27,011,111	--	27,011,111	--
Shares indexed to convertible preferred stock	20,398,517	--	20,398,517	--
Dilutive employee options	178,000	127,429	178,000	127,429
Denominator for diluted earnings per share	64,230,056	9,499,330	64,230,056	9,887,081

Earnings per common share:
Basic	0.01	(0.01)	0.10	(0.00)
Diluted	(0.02)	(0.01)	(0.00)	(0.00)

The above table includes only dilutive instruments and their effects on earnings per common share.

Note 9. Restatement:

The accompanying consolidated balance sheet as of December 31, 2006 has been restated to correct an error related to the improper expense of $720,185 direct financing costs that are required to be recorded in stockholders’ equity. Accordingly, accumulated deficit and paid-in capital in the accompanying restated balance sheet are each lower by the amount of the restatement.

The Company is currently engaged in amending its Annual Report on Form 10-KSB for this error and certain other disclosures, which we believe are appropriate, that have arisen from a review of our recent filings by the Securities Exchange Commission. We anticipate that we will file our amended Annual Report on Form 10-KSB before the close of the third-fiscal quarter of the year ended December 31, 2007.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

GENERAL OVERVIEW

Lattice Incorporated was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over twenty-five years and recently expanded our product offering to include IT solutions with the acquisition of 86% of Systems Management Engineering, Inc. ("SMEI") on February 14, 2005. In September 2006, pursuant to a Stock Purchase Agreement, dated as of September 12, 2006 (the "RTI Agreement"), the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. RTI is headquartered in Manassas, Virginia. The purchase of RTI's common stock was completed on September 19, 2006.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

SALES:

Total sales for the three months ended June 30, 2007 increased by $2,377,139 or 177% to $3,719,893 compared to $1,342,754 for the three months ended June 30, 2006. This consisted of service revenues of $3,378,808 (91% of Total Revenues) and product revenues of $341,085 (9% of Total Revenues). Included in the increase were revenues of $1,577,000 attributable to the acquisition of “RTI” which closed in September 2006.

Total sales for the six months ended June 30, 2007 were $6,896,374 compared to $2,684,561 for the six months ended June 30, 2006, representing an increase of $4,211,813 or 157% in sales for the six months period ended June 30, 2007. This consisted of service revenues of $6,265,887 (91% of Total Revenues) and product revenues of $630,487 (9% of Total Revenues). Included in the increase were revenues of $2,921,000 attributable to the acquisition of “RTI” which closed in September 2006 .

GROSS MARGIN:

Gross margin for the three months ended June 30, 2007 was $2,035,064, an increase of $1,253,686 or 162% compared to the $781,378 for three months ended June 30, 2006. Our overall gross margin percentage decreased to 54.7% from 58.2% for the same period in 2006. This is attributable to higher component of our total revenues attributable to services (91% of revenues) compared to prior year quarter (72% of revenues). Services revenues gross margins is in the 50%+ range versus Product gross margin in the 60%+ range. The gross margin percentage for technology products for the three months ended June 30, 2007 decreased to 63.9% from 69.4% for the three months ended June 30, 2006.

Gross margin for the six months ended June 30. 2007 was $3,739,091, an increase of $2,248,274 or 151% compared to prior year. Our overall gross margin percentage decreased to 53.6% from 55.5% in 2006. The overall gross margin percentages were impacted by a shift in business mix towards services partially offset by an increase in our service margins. The improvement in services margins was primarily a result of handling a higher component of service business in-house as opposed to utilizing subcontractors.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development.

For the three months ended June 30, 2007, research and development expenses decreased to $96,257 as compared to $109,135 for the three months ended June 30, 2006.

Research and development expenses decreased slightly to $205,298 for the six months ended June 30, 2007 compared to $218,269 for the six months ended June 30, 2006. Management believes that continual enhancements of the Company's products will be required to enable the Company to maintain its competitive position. The Company will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, depreciation and amortization of intangible assets.

For the three months ended June 30, 2007 SG&A expenses increased to $1,958,852 compared to $556,590 for the comparative three months ended June 30, 2006. The increase was primarily due to SG&A expenses of RTI acquired September 2006 combined with amortization expenses of intangibles related to the “RTI” purchase accounting. The non-cash amortization expense in the quarter related to “RTI” intangibles was $462,000.

For the six months ended June 30, 2007 SG&A increased to $3,608,003, an increase of $2,546,806 from $1,061,197 for the comparative six months ended June 30, 2006. The increase as discussed above was primarily due to the addition of “RTI” expenses and non-cash amortization expense. The non-cash amortization expense related to the “RTI” and “SMEI” intangibles in the six month period was $1,040,856.

INTEREST EXPENSE:

Interest Expense decreased to $93,198 for the three months ended June 30, 2007 compared to $134,864 for the three months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 was $479,002 compared to $264,753 for the six months ended June 30, 2006. Included in 2007 interest was non-cash amortization of debt discount of $205,809 attributable to the $4.5 million convertible debt with Barron and non cash derivative interest of $117,525. During February 2007, the Barron debt was automatically converted into preferred stock. Accordingly, in the absence of additional borrowings, we anticipate a decrease in our interest expense as a result of this conversion.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

Derivative income (expense)	Six months ended June 30, 2007		Six months ended June 30, 2006	Three months ended June 30, 2007	Three months ended June 30, 2006
Conversion features	$	(467,120)	$13,445	$-	$13,445
Warrant derivative		$1,528,002	$-	$1,906,247	$-

As provided in the discussion of the Company’s accounting policies in Note 1, derivative financial instruments are recorded initially and subsequently at fair value. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) will reflect the volatility in these estimate and assumption changes.

It should be noted that during February 2007, the Company was able to reclassify the conversion feature in the above table to stockholders’ equity. Accordingly, no further fair value adjustments will arise from this feature. However, the warrants continue to require liability classification and fair value measurement. As noted in the preceding paragraph, the effects on our future income will be affected, possibly significantly, by the changes in the assumptions underlying our valuation techniques.

EXTINGUISHMENT LOSS:

On February 7, 2007, the Company entered into a letter agreement with Barron which provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. This waiver required compensation in the form of warrants to purchase 1,900,000 shares of common stock which were valued at approximately $1,031,000 using the Black-Scholes-Merton technique. The accrued liability settled amounted to $874,000 and, accordingly, the difference between the fair value of the warrants and the carrying amount of the liability was recognized as a loss on extinguishment of approximately $151,000.

NET INCOME (LOSS):

The Company's net income for the three months ended June 30, 2007 was $1,729,550 which compared to a net loss of $7,106 for the three months ended June 30, 2006. Net income is influenced by the matters discussed in the other sections of this MDA However, it should be noted that net income included $1,906,247 of derivative income which represents the decrease in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). The Company’s net income for the six months ended June 30 2007 was $235,043 compared to a net loss of $56,782 for the six months ended June 30, 2006. Derivative income in those periods amounted to $1,060,882 and $13,445, respectively. See Derivative Income (Expense) above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to cumulative undeclared dividends on the Company’s Series B Preferred Stock amounting to $25,000 and $12,500 for the six and three month periods ended June 30, 2007. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our years ended December 31, 2006 and 2005.

Working capital and other activities:

The Company’s working capital deficiency as of June 30, 2007 amounts to $10,733,000 compared to a deficiency of $21,011,000 as of June 30, 2007. The decline in the deficiency is largely attributable to the decrease by $8,733,000 of our derivative liabilities. This decrease gives effect to the reclassification of $7,223,000 of derivative liabilities to stockholders’ equity upon achieving equity classification conditions for the embedded conversion feature previously bifurcated from certain hybrid debt agreements and fair value adjustments to remaining derivative financial instruments that continue to require liability classification and fair value measurement.. As of June 30, 2007, the remaining derivative balance of $11,141,000 relates to certain warrants that do not achieve equity classification under current accounting standards. Other components of our working capital and changes there in are discussed as follows:

For the six months period ended June 30, 2007, cash and cash equivalents decreased to $272,174 from $392,275 at December 31, 2006. Net cash used by operating activities was $40,544 for the six months ended June 30, 2007 compared to net cash used by operating activities of $422,882 in the corresponding six month period ended June 30, 2006. This consisted of net income of $235,043, an increase in our accounts receivable of $1,559,695, an increase in inventories of $21,887, a decrease in deferred revenue offset by a decrease in other current assets of $36,167, a decrease in other assets of $26,380, an increase in the Company's accounts payable and accrued expenses of $603,196, favorably offset by net non-cash items (depreciation, amortization of intangibles, derivative interest, minority interest expense and financing cost) amounting to $702,747.

Net cash used by financing activities was $79,557 for the six months ended June 30, 2007 compared to net cash provided by financing of $1,182,781 in the corresponding six months ended June 30, 2006. In the 2006 period, the Company successfully closed on a Private Placement of Common stock resulting in net proceeds to the Company of $1,292,000.

Total current assets at June 30, 2007 were $4,435,361 compared to current liabilities totaling $15,169,064 (including non-cash derivative liabilities of $11,141,149).

The current maturities of our short-term notes at June 30, 2007 totaled $1,654,192 compared to $1,998,189 at December 31, 2006. The Company has $1,075,000 of short term notes coming due by December 31, 2007 ($750,000 in September, 2007 and $325,000 in December 2007) (See Note 4 to the Financial Statements for a discussion of these liabilities) The Company anticipates that it will have sufficient availability on its $2.0M line of revolving credit facility to satisfy these payments.

The Company has no long term debt obligations.

Off Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Sensitive Estimates:
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Derivative Financial Instruments:

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Revenue Recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97.2 with regards to its software products. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (postcontract customer support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $6,332,000 (or 47%) of total assets at June 30, 2007. The Company considers the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets of businesses the Company has acquired. Goodwill is not amortized. Rather, the Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value of the reporting unit to determine if there is an indication that potential impairment may exist. One of the most significant assumptions underlying this process is the projection of future sales. The Company reviews its assumptions when goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  The material weakness in our internal controls identified in the period ended March 31, 2007 relating to the difficulty of access to the financial records of our subsidiary has been rectified.

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

LATTICE INCORPORATED

Date: August 20, 2007	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: August 20, 2007	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer