Form 10KSB/A
period 2006-12-31
Lattice INC
filed 2007-09-17
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-KSB/A

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

7150 N. Park Drive, Suite 500, Pennsauken, New Jersey 08109
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

EXPLANATORY NOTE:

This Amendment No. 1 to our Annual Report on Form 10-KSB gives effect to the correction in our financial statements of an error in our previous filing that resulted in the incorrect treatment of approximately $720,000 as a financing expense in our statement of operations rather than as a component of stockholders’ equity. The accompanying financial statements have been restated for this error. In addition, the Company has received comments from the Staff of the Securities and Exchange Commission in connection this and certain other reports that it has filed under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933. The aforementioned error arose from our consideration of these comments. In addition, certain disclosures have been enhanced as a result of our consideration of the comments. We intend to fully respond to, and properly address, all comments received. While we believe this amendment embodies all comments and suggestions by the Staff, they have not approved our filings and, accordingly, additional changes may be required.

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

Government Contracts

Virtually all of our SMEI’s and RTI’s revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of revenues contingent on government funding was primarily SMEI’s and RTI’s which represented approximately 77% of our total revenues for the twelve months ended December 31, 2006 and 71% for the year ended December 31, 2005. The full revenue contribution of RTI occurred in the 4 th quarter of 2006 since the acquisition closed late in the 3 rd quarter (September 19, 2006). Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 21, 2005

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2006	2005
Sales	$7,494,888	$4,235,269

Net loss	$(15,551,433))	$(863,103)

Net loss per common share	$(1.31)	$(0.10)

	OPERATING EXPENSES		PERCENT OF SALES
	2006	2005	2006	2005

Research & Development	435,768	431,021	5.8%	10.2%

Selling, General & Administrative	3,248,013	2,537,365	43.3%	59.9%

Total Operating Costs and Expenses	$3,683,781	$2,968,386	49.1%	70.1%

SALES:

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

COST OF SALES:

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

RESEARCH AND DEVELOPMENT:

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

INTEREST EXPENSE;

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

FINANCE EXPENSE:

Finance Expense for the year ended December 31, 2006 amounted to $1,334,335, compared to $26,979 for the year ended December 31, 2005. Finance expense in 2006 represents our amortization of deferred financing fees that were incurred with the September 2006 Barron financing amounting to $442,477.Financing expense also includes $874,000 of estimated damages under registration payment arrangements that we will have to pay for delays in the meeting registration effectiveness dates. Subsequent to year-end, the Company and the investors settled these liquidated damages. However, the contractual provisions of the registration payment arrangements remain in effect and, accordingly, the Company may again be required to accrue registration payments if and when such amounts become both probable and reasonably estimable.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 10 in the accompanying financial statements.

Derivative income (expense)	Year ended December 31, 2006	Year ended December 31, 2005
Conversion features and day-one derivative loss	$(13,858,526)	$264,752
Warrant derivative	$105,231	$105,275
	$(13,753,295)	$370,027

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

As more fully discussed in the notes to the accompanying financial statements, proceeds from our Baron Financing Arrangement were insufficient to record the derivative financial instruments arising from the transaction at their full fair values. Accordingly, the Company was required to recognize a day-one derivative loss in its statement of operations in the amount of $17,096,035. This charge was recorded in the Company’s third fiscal quarter of its year ended December 31, 2006. The remaining balances of derivative income (expense) are attributable to changes in the fair values of our derivative financial instruments. See the preceding paragraph for our techniques and the financial implications of changes in the underlying assumptions.

It should be noted that during February 2007, the Company was able to reclassify the conversion (but not the warrants) to stockholders’ equity because the conditions for equity classification were achieved during that month. Accordingly, no further fair value adjustments will arise from the conversion feature. However, the warrants continue to require liability classification and fair value measurement. As noted in the preceding paragraph, the effects on our future income will be affected, possibly significantly, by the changes in the assumptions underlying our valuation techniques for warrants.

NET INCOME (LOSS):

The Company's net loss for the year ended December 31, 2006 was $(15,551,433) which compared to a net loss of $(863,103)for the year ended December 31, 2005. Net income is influenced by the matters discussed in the other sections of this MDA However, it should be noted that net income included $13,753,295 of derivative expense which represents the increase in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). See Derivative Income (Expense) above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income.

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:

Income (loss) applicable to common stock gives effect to our net income (loss), cumulative undeclared dividends on the our Series B Preferred Stock amounting to $8,333 and $-0- for the year ended December 31, 2006 and 2005, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

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

The Company’s working capital deficiency as of December 31, 2007 amounted to $21,011,598 compared to a deficiency of $4,394,781 as of December 31, 2005. The increase in the deficiency is largely attributable to the increase by $19,411,320 in our derivative liabilities arising largely from our Baron Financing Transaction. Subsequent to December 31, 2006 the Company reclassified $7,223,000 of derivative liabilities to stockholders’ equity upon achieving equity classification conditions for the embedded conversion feature previously bifurcated from certain hybrid debt agreements and fair value adjustments to remaining derivative financial instruments that continue to require liability classification and fair value measurement.. However, the remaining derivative balance after this reclassification of $11,141,000 relates to certain warrants that do not achieve equity classification under current accounting standards. Other components of our working capital and changes therein are discussed as follows:

Cash and cash equivalents increased to $392,275 at December 31, 2006 from $53,997 at December 31, 2005. Net cash used for operating activities was $212,135 for the twelve months ended December 31, 2006 compared to net cash provided by operating activities of $165,844 in the corresponding twelve months ended December 31, 2005. The $212,135 cash used for operating activities consisted of; a net loss of $15,551,433 favorably offset by; non-cash expense items totaling $15,154,211, finance expense of $1,334,335, minority interest expense of $57,245 and a decrease in inventory of $23,150 and an increase in deferred revenue of $62,495,offset by; an increase in our accounts receivable of $818,847 a decrease in accounts payable and accrued expenses of $405,467, a decrease in customer deposits of $135,199 and an increase of $69,472 in other assets.. The increase in receivables of $818,847 was mainly due to a higher level sales in the 4 th quarter 2006 versus a year ago and to a lesser extent some processing delays in collecting government receivables as a result of switching our credit facility from PFC to CAPCO in November 2006. The processing delays have been addressed and we expect the government collections to return to normal levels.

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

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND SENSITIVE ESTIMATES:

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

Derivative Financial Instruments Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Revenue Recognition - Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97.2 with regards to its software products. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (post-contract customer support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $9,929,288 (or 72%) of total assets at December 31, 2006. The Company considers the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

Eric D. Zelsdorf, Chief Technology Officer . Mr. Zelsdorf founded SMEI in 1997 and since then he has been the Chief Technology Officer, President and a Director of SMEI. Mr. Zelsdorf has led SMEI since its inception and currently advises clients as well as industry standards groups on the implementation of secure Web services and enterprise architecture and integration. From 1992 to 1997, Mr. Zelsdorf was Vice President and Chief Technology Officer for ECG, Inc.

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

 Thomas F. Gillett, Director . Mr. Gillett has been a member of our board of directors since January 2007. Mr. Gillett has held a number of executive level positions with Qwest Communications, including President QCC (Qwest IXC), Senior Vice President for Corporate Development & Strategy and Vice President Merger Integration. Mr. Gillett has also worked at a venture capital firm, Alta Communications and held a senior position at Cable Television Laboratories. Mr. Gillett holds undergraduate and graduate degrees in Management Engineering and Management from Rensselaer Polytechnic Institute.

 Donald Upson, Director. Mr. Upson has been a member of our board of directors since January 2007 . Mr. Upson recently retired as the Commonwealth of Virginia’s first Secretary of Technology. Mr. Upson has more than two decades of government, corporate, and high technology experience. Mr. Upson is a graduate of California State University Chico.

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

(8)
Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; and (d) 200,000 shares issuable upon exercise of options held by Calabash Holdings Ltd exercisable at 0.50 per share which expire March 31, 2008; and (e) 600,000 warrants exercisable at $1.00 per share which expire 2012 and (f) 170,000 shares and 850,000 warrants issued in connection with the private placement of common stock between April 14 th and May 11, 2006. The warrants are five year warrants and have a strike price of $1.20 per share.

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

LATTICE INCORPORATED

Date: September 13, 2007	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: September 13, 2007	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	September 13, 2007

/s/ Joe Noto
Joseph Noto	Chief Financial Officer and Secretary	September 13, 2007

/s/ Robert Galbraith
Robert Galbraith	Director	September 13, 2007

Jeannemarie Devolites Davis	Director	September 13, 2007

/s/ Thomas F. Gillett
Thomas F. Gillett	Director	September 13,2007

Donald Upson	Director	September 13, 2007

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

/s/ Peter C. Cosmas Co. CPA’s

Peter C. Cosmas Co. CPA’s
370 Lexington Ave.
New York, NY 10017
March 9, 2007

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2006	2005
	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$392,275	$53,997
Accounts receivable - trade	2,412,164	706,255
Inventories	64,442	6,049
Other current assets	698,514	190,581
Total current assets	3,567,395	956,882

Property and equipment, net	37,187	35,279
Goodwill	2,547,866	2,063,833
Other intangibles, net	7,344,235	1,077,110
Other assets	122,936	19,213

Total assets	$13,619,618	$4,152,317

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	892,773	986,505
Accrued expenses	1,736,754	1,084,555
Customer deposits	$15,000	$150,199
Customer prepayments	62,495	-
Current maturities notes payable	1,998,189	2,667,942
Derivative liabilities	19,873,782	462,462
Total current liabilities	24,578,993	5,351,663

Deferred tax liabilities	406,162	-
Minority interest	135,561	78,316

Shareholders' equity (deficit):
Preferred stock - .01 par value:
10,000,000 shares authorized, 1,000,000 and -0- issued and outstanding	10,000	-
Common stock - .01 par value:
200,000,000 shares authorized, 16,642,428 and 8,967,477 issued 16,629,848 and 8,954,897 outstanding in 2006 and 2005 respectively.	166,425	89,675
Additional paid-in capital	24,850,967	19,609,720
Accumulated deficiency	(36,130,657)	(20,579,224)
	(11,103,265)	(879,829)
Common stock held in treasury, at cost	(397,833)	(397,833)

Total shareholders' equity (deficit)	(11,501,098)	(1,277,662)

Total liabilities and shareholders' equity (deficit)	$13,619,618	$4,152,317

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
	(Restated)

Sales - Technology products	$1,692,052	$1,224,042
Sales - Technology services	5,802,836	3,011,227
Total sales	7,494,888	4,235,269

Cost of sales - Technology products	554,136	439,483
Cost of sales - Technology services	2,801,085	1,834,281
Total cost of sales	3,355,221	2,273,764

Total Gross Profit	4,139,667	1,961,505

Operating costs and expenses:
Research and development	435,768	431,021
Selling, general and administrative	3,248,013	2,537,365
	3,683,781	2,968,386

Operating income (loss):	455,886	(1,006,881)

Other income (expense):
Derivative income (expense)	(13,753,295)	370,027
Extinguishment (loss)	(158,266)	—
Interest expense	(704,178)	(509,007)
Finance expense	(1,334,335)	(26,979)
Total other expenses	(15,950,074)	(165,959)

Net (loss) before income tax benefit	(15,494,188)	(1,172,840)
Income tax benefit	—	216,058

Net loss before minority interest	(15,494,188)	(956,782)
Minority interest	(57,245)	93,679

Net loss	$(15,551,433)	$(863,103)
Reconciliation of net loss to loss applicable to common shareholders:
Net loss, as reported above	$(15,551,433)	$(863,103)
Preferred stock dividends	(8,333)	-
Loss applicable to common shareholders	$(15,559,766)	$(863,103)

Income (loss) per common share:
Basic	$(1.31)	$(0.10)
Diluted	$(1.31)	$(0.10))

Weighted average shares:
Basic	11,888,458	8.508,529
Diluted	11,888.458	8,508,529

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net (loss)	$(15,551,433)	$(863,103)

Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	40,831	107,825
Amortization Intangible assets	739,454	56,690
Amortization of debt discount	371,753	154,702
Stock based compensation	90,612	5,000
Financing expense	1,334,335	26,979
Derivative (income) expense	13,753,295	(370,027)
Minority interest	57,245	(93,679)
Extinguishment loss	158,266	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(818,847)	535,754
Inventories	23,150	44,969
Other current assets	(69,472)	(14,809)
Other assets	1,649	(64,401)
Increase (decrease) in:
Accounts payable and accrued expenses	(270,269)	489,745
Customer deposits	(135,199)	150,199
Deferred revenue	62,495	-
Total adjustments	16,059,483	1,028,947
Net cash provided by (used in)`operating activities	(212,135)	165,844

Cash flows from investing activities:
Acquisitions	(3,665,638)	(1,655,325)
Cash acquired in acquisitions	156,772	5,519
Purchase of property and equipment	(39,837)	(12,212)
Net cash (used) in investing activities	(3,548,703)	(1,662,018)

Cash flows from financing activities:
Issuance of common stock	1,293,906	-
Repayment of convertible notes payable	(1,000,000)	-
Financing fees in connection with Barrons financing and
revolving accounts receivable line	(553,059)	-
Loans from stockholders and officers	250,000	188,301
Loans paid stockholders and officers	(245,629)	(78,912)
Payment of bank notes payable	-	(131,250)
Issuance of convertible debt (Barrons)	4,450,000	1,867,500
Short term notes paid	(234,000)	(66,000)
Net borrowing (payment) on revolving credit facility	137,898	(422,149)

Net cash (used in) provided by financing activities	4,099,116	1,357,490

Net increase (decrease) in cash and cash equivalents	338,278	(138,684)

Cash and cash equivalents beginning of period	53,997	192,681

Cash and cash equivalents end of period	$392,275	$53,997

Supplemental information:
Interest paid	$315,470	$235,718
Taxes paid	$-	$-

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In		Treasury
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Tota l

December 31, 2004			5,396,417	53,964	16,566,639	(19,716,121)	12,580	(397,833)	(3,493,351)

Discount on 2005 Laurus Note					16,735				16,735

Issuance of common stock
Convertible debt Conversion			1,542,872	15,429	1,336,158				1,351,587

Issuance of Stock
Acquisition of SMEI			1,655,325	16,553	1,340,813				1,357,366

Issuance of Common to
SMEI Employees			65,863	659	67,020				67,679
Warrants issued					10,000				10,000

Issuance of Common
Stock issued for Service			307,000	3,070	272,355				275,425

Net Loss						(863,103)			(863,103)

Balance
December 31, 2005	-	-	8,967,477	89,675	19,609,720	(20,579,224)	12,580	(397,833)	(1,277,662)

Issuance of common stock
Private Placement June 2006			2,274,951	22,750	1,371,156				1,393,906

Issuance of Stock
Acquisition of RTI			5,000,000	50,000	3,040,000				3,090,000

Issuance of Common to
Keshet Funds on Extinguishment of debt			300,000	3,000	177,000				180,000

Laurus Amendment
July 06			100,000	1,000	57,500				58,500

									-

Preferred “Series B” issued	1,000,000	10,000			504,979				514,979

Issuance of
Common
Share-based comp.	—	—			90,612				90,612

Net loss (restated)		-				(15,551,433)			(15,551,433)

Balance
December 31, 2006	1,000,000	$10,000	16,642,428	$166,425	$24,850,967	$(36,130,657)	12,580	$(397,833)	$(11,501,098)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED (formerly Science Dynamics Corp.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and summary of significant accounting policies:

a) Organization:

Lattice Incorporated (formerly Science Dynamics Corp.) (the "Company"), was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solutions provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in "SMEI" in February 2005. On September 19, 2006, the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors.

b) Basis of presentation and going concern:

The Company has incurred losses of ($15,551,433) and ($863,103) during the years ended December 31, 2006 and 2005, and has a working capital deficiency of ($21,011,598) as of December 31, 2006. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. In addition, the Company’s auditors have emphasized the going concern uncertainty in their audit reports for both 2006 and 2005. Management acknowledges the basis for the going concern emphasis, given the Company’s historical net losses and working capital deficits. However, it should be noted that the execution of management’s plans have resulted in improvements in the Company’s operating performance in 2006, which is evidenced by an increase in operating income to $455,886 for the year ended December 31, 2006, compared to an operating loss of ($1,006,881) during the year ended December 31, 2005. Improvements in the operating income are led by increased sales by approximately 76.9% compared to 2005; such increases arose through both organic growth and acquisitions. Further management was able to increase the availability of its revolving credit facility financing from $1 million to $2 million. Finally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5 million note payable to Barron to Series A Preferred Stock as well as reclassify approximately $8,733,000 of related derivative liabilities to stockholders’ equity. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

f) Depreciation, amortization and long-lived assets:

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

h) Income taxes:

The Company accounts for income taxes in accordance with Statements on Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", (SFAS No. 109) which establishes financial accounting and reporting standards for the effect of income taxes. The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequence of events that have been recognized in the entity’s financial statements. ,

i)    Revenue recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer. The company applies the guidance of SOP-97.2 with regards to its software products. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (post-contract customer support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

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

j) Fair value disclosures:

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(k), below, derivative financial instruments are carried at fair value.

k) Derivative financial instruments

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

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements , which amended FAS 133..The FASB Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). FAS 5 provides for the recognition of registration payments when they are both probable of being incurred and reasonably estimable. The Company adopted EITF 00-19-2 in the fourth fiscal quarter of the Company’s year ended December 31, 2006. Accordingly, during the fourth quarter of 2006, the Company recorded a contingent liability of $874,000 related to the liquidated damages as estimated and calculated under FAS 5. As more fully discussed in Note 4(b), our liability was settled during the first quarter of this current fiscal year.

l) Share-based payments:

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payments” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based payments are measured at the date of grant, based on the calculated fair value of the award, and is recognized as expense over the employee’s service period, which is generally the vesting period of the equity grant. The Company adopted SFAS 123(R) using the modified prospective application method and, accordingly, no prior periods have been restated to give effect to the adoption of the standard. Under this method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted after January 1, 2006, based on the grant-date fair value estimated in accordance with SFAS 123(R).

Prior to January 1, 2006, the Company accounted for share-based payments to employees under the intrinsic value method in accordance with APB 25, as permitted under SFAS 123. Under this standard, compensation cost was recognized for the difference in the quoted market price on the date of grant, less the exercise price. Accordingly, in the absence of intrinsic value in the award, the Company did not recognize compensation cost for our stock option awards or our employee stock purchase plan because we issue options at exercise prices equal to the market value of our stock on the date of grant and because our employee stock purchase plan is non compensatory.

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

The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 if we had recognized compensation expense by applying the fair value based method to all awards as provided for under SFAS 123:

2005
Net loss, as reported	$(863,103)
Deduct compensation expenses (Fair Value Options)	(299,124)
Deduct compensation expense (Fair Value Warrants)	(504,241)

Pro forma net loss	$(1,666,468)

Basic and diluted net loss per share
As reported	$(0.10)
Pro forma	$(0.20)

m)  Income (loss) per common share The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards No 128, Earnings Per Share (“FAS 128”). Basic earnings per common share is based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements, whether or not declared or paid. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased bydilutive shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

n) Recent accounting standards:

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

o) Reclassifications:

Certain amounts in prior year financial statements and related notes have been reclassified to conform to the 2006 presentation.

Note 2—Acquisitions:

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

2006
Revenues	$9,759,858

Net (loss)	$(14,953,922)

Basic and diluted net (loss) per share	$(1.32)

 Note 3-Accounts receivable:

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2006 and 2005.

Note 4-Property and equipment:

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

Total amortization expense was $739,454 for the year ended December 31, 2006 and $56,690 for the year ended December 31, 2005.

Estimated annual amortization expense for each year ending December 31 is as follows:

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

Note 6-Segment information:

Management views its business as two strategic operating units: Technology Services and the Technology Products.

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
Sales:
Technology services	$5,802,836	(a)	3,011,227	(a)
Technology products	1,692,052		1,224,042
Total sales	$7,494,888	(a)	$4,235,269	(a)

Net income (loss)
Technology services	151,052	(a)	(575,456)	(a)
Technology products	(15,702,485)		(287,647)
Total net (loss)	$(15,551,433	)(a)	$(863,103	)(a)

Identifiable assets
Technology services	$12,406,195	(b)	3,896,321	(b)
Technology products	$1,213,422		255,996
Total identifiable assets	$13,619,617	(b)	$4,152,317	(b)

(a) For the Year ended December 31, 2006, operating results reflect the period from September 19, 2006, the date of acquisition of RTI, to December 31, 2006. For the Year ended December 31, 2005, operating results reflect the period from February 14, 2005, the date of the SMEI acquisition, to December 31, 2005

(b) For the Year ended December 31, 2006, includes $2,063,833 of Goodwill related to the SMEI acquisition and $484,033 of Goodwill related to the RTI acquisition. For the Year ended December 31, 2005, includes $2,063,833 of Goodwill related to the SMEI acquisition.

Note 7- Income taxes:

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
Provided due to valuation
Allowance	$675,871	$410,237

Components of the Company's deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2006	2005
Deferred tax assets:

Tax benefits related
To net operating
Loss carry forwards
And research tax Credits	$8,063,954	$7,388,083

Valuation Allowance for
Deferred tax Assets	$8,063,954	$7,388,083

Net deferred tax Assets	$-0-	$-0-

Note 8- Commitments:

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

Note 9-Notes payable:

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

(a) 2005 Laurus Financing Arrangement:

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

(b) 2001 Keshet Financing Arrangement:

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

(c) Revolving line of credit:

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

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of December 31, 2006 was $590,749. Additionally, the Company incurred an up-front fee of $20,000 which is being amortized ratably over the twelve month term of the facility. As of December 31, 2006, 16,667 remain unamortized

(d) Notes payable stockholders/officers:

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

(e) Short term notes:

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

(f) 2006 Barron Financing Arrangement:

On September 19, 2006, the Company entered into a financing arrangement that provided for the issuance of $4,500,000, 6.0% Convertible Promissory Notes, due May 31, 2007, and warrants to purchase 25,000,000 shares of common stock. Proceeds, which were net of $404,851 in cash financing costs, amounted to $4,045,149. The Convertible Promissory Note was convertible into Preferred Stock at $.575; however, if a Restated Certificate of Incorporation was not filed within 150 days, then for each month, the conversion price would be reduced by 6%. Upon filing of the Restated Certificate of Incorporation, the note provided for automatic conversion of the face value into Series B Preferred Stock. The Company concluded that the conversion feature embedded in the note was not afforded either the FAS133 exemption as a “Conventional Convertible” instrument or the FAS133 exemption for derivative instruments indexed to a company’s own stock due to the variable conversion feature; that is, the variable conversion feature results in the presumption that the Company would have insufficient common shares to settle all of its share-indexed obligations. Since share settlement was not considered to be in the Company’s control, certain other non-exempt freestanding derivative instruments (principally warrants to purchase common stock) were considered tainted (that is, the aforementioned presumption puts their share settlement presumably beyond the Company’s control, also) and in accordance with Emerging Issues Task Force Consensus EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock , they were reclassed from stockholder’s equity to liabilities at their fair value of approximately $523,000.

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

The Restated Certificate of Incorporation was filed on February 2, 2007, at which time, the conversion rate on the Convertible Promissory Notes became fixed at $.575 and the bifurcated conversion option no longer required separate derivative classification and accounting under FAS 133. However, we were required to adjust the derivative value to fair values on the date of this event and recognize the adjustments in income. Based on the guidance of EITF 06-07, Issuers Accounting for a Previously Bifurcated Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No.133 , when a previously bifurcated conversion option no longer requires bifurcation, the Company is required to immediately adjust the derivative to fair value and reclass that amount to stockholder’s equity. Application of this standard resulted in reclassification of the fair value of the embedded conversion feature on the event date (amounting to $7,223,234) to paid in capital. The warrants continue to require classification as derivative warrants because, notwithstanding the Company’s re-established ability to share settle all of its share-indexed financial instruments, the warrants continue to fail certain other requirements for equity classification (principally the requirement of payment of penalties in the event of non-filing of reports with the Securities and Exchange Commission; a requirement under the arrangement presumed not to be within our control).

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

Note 10 - Derivative Financial Instruments

The balance sheet caption derivative liabilities consist of (i) embedded conversion features that were required to be bifurcated from host debt instruments and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 46,923,550 and 6,307,242 shares of the Company’s common stock as of December 31, 2006 and 2005, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments for the year ended December 31, 2006 and 2005:

Derivative income (expense)	Year ended December 31, 2006	Year ended December 31, 2005
Conversion features	$(13,858,526)	$264,752
Warrant derivative	$105,231	$105,275
	$(13,753,295)	$370,027

Liabilities	December 31, 2006	December 31, 2005
Compound derivative	$(6,756,114)	$(255,462)
Warrant derivative	$(13,117,668)	$(207,000)
Total	$(19,873,782)	$(462,462)

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

Note 11- Private placement:

Between April 14, 2006 and May 11, 2006 the Company sold 2,274,951 shares of common stock and 1,161,587 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received $1,293,906 and exchanged $100,000 of accrued expenses for a total proceeds of $1,393,906. Each unit is comprised of 10 shares and 5 warrants to purchase one shares of common stock with an exercise price of $1.20 per share exercisable for five years. Each unit was sold for a per-unit price of $6.00.

Note 12 Common stock:

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

Note 13-Related party transactions:

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

Marie Ricciardi , spouse of Mike Ricciardi is being compensated $15,000 per quarter from October 1, 2006 to March 31, 2007 for services. The Company has paid $15,000 which has been recorded as expense in 2006.

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

Note 14-Share-based payments:

a)	2002 Employee stock option plan:

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

b) Employee stock purchase plan:

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

c) Warrants:

The Company issued 28,598,120 and 1,500,00 common stock purchase warrants in 2006 and 2005 respectively at a prices ranging from $0.10 to $1.25 per share in connection with financing activities.

Note 15-Major customers:

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

Note 17-Subsequent events:

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

On February 2, 2007 the Company changed it name to Lattice Incorporated.

Note 18-Restatement:

The accompanying consolidated balance sheet, statement of operations, statement of cash flows as of and for the year ended December 31, 2006 has been restated to correct an error related to the improper expense of $720,185 direct equity-related financing costs that are required to be recorded in stockholders’ equity. Accordingly, accumulated deficit and paid-in capital in the accompanying restated balance sheet are each lower by the amount of the restatement. Net loss is lower by this amount, as well, resulting in a decrease in the Company’s basic and diluted loss per common share from ($1.37) to ($1.31).