Form 10QSB/A
period 2007-03-31
Lattice INC
filed 2007-09-17
CIK 350644

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

EXPLANATORY NOTE:

This Amendment No. 2 to our Quarterly Report on Form 10-QSB gives effect to the correction in our financial statements of an error in our previous filing that resulted in the incorrect treatment of our automatic conversion of our Barron Debt as an extinguishment in our statement of operations rather than as a traditional conversion that resulted in a reclassification of (i) the related compound derivative and (ii) the debt carrying value both to stockholders’ equity. The accompanying financial statements have been restated for this error, which resulted in an increase in our net loss for the three months ended March 31, 2007 from ($102,497) to ($1,494,507) and an increase in our loss per common share for the three months ended March 31, 2007 from ($0.00) to ($0.09). This restatement did not result in any changes to our assets or liabilities as of March 31, 2007. In addition, the Company has received comments from the Staff of the Securities and Exchange Commission in connection this and certain other reports that it has filed under the Securities Exchange Act of 1934, as amended and the Securities Act of 1933. The aforementioned error arose from our consideration of these comments. In addition, certain disclosures have been enhanced as a result of our consideration of the comments. We intend to fully respond to, and properly address, all comments received. While we believe this amendment embodies all comments and suggestions by the Staff, they have not approved our filings and, accordingly, additional changes may be required.

PART I - FINANCIAL INFORMATION

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited, Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$240,739	$392,275
Accounts receivable - net	3,087,553	2,412,164
Inventories	65,674	64,442
Other current assets	129,741	698,514
Total current assets	3,523,707	3,567,395

Property and equipment, net	33,061	37,187
Goodwill	2,547,866	2,547,866
Other intangibles, net	6,823,807	7,344,235
Other assets	96,701	122,935
Total assets	$13,025,142	$13,619,618

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$983,671	$892,773
Accrued expenses	940,013	1,736,754
Customer deposits	15,000	15,000
Deferred revenue	33,874	62,495
Notes payable	1,607,178	1,998,189
Derivative liability	13,047,396	19,873,782
Total current liabilities	16,627,132	24,578,993

Deferred tax liabilities	406,162	406,162
Minority interest	182,604	135,561

Shareholders' equity - (deficit)
Preferred stock - .01 par value 10,000,000 shares authorized 8,826,087 and 1,000,000 issued	83,761	10,000
Common stock - .01 par value, 200,000,000 shares authorized, 16,642,428 and16,642,428 issued 16,629,848 and 16.629.848 outstanding in 2007 and 2006 respectively	166,425	166,425
Additional paid-in capital	35,022,426	24,850,967
Accumulated deficit	(39,065,535)	(36,130,657)
	(3,792,923)	(11,103,265)
Common stock held in treasury, at cost	(397,833)	(397,833)
Shareholder’ deficit	(4,190,756)	(11,501,098)
Total liabilities and shareholders' deficit	$13,025,142	$13,619,618

See accompanying notes.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Restated)
Sales - Technology services	$2,887,079	$917,917
Sales - Technology products	289,402	423,890
Total sales	3,176,481	1,341,807

Cost of Sales - Technology services	1,383,262	478,248
Cost of Sales - Technology products	89,192	154,120
Total cost of sales	1,472,454	632,368

Gross profit	1,704,027	709,439
Operating costs and expenses:
Selling, general and administrative	1,649,152	504,606
Research and development	109,041	109,134
	1,758,193	613,740

Operating (loss) income	(54,166)	95,699
Other income (expense):
Derivative income (expense)	(845,365)	—
Extinguishment loss	(157,130)	—
Interest expense	(385,803)	(129,890)
Finance expense	(5,000)	(8,043)
Total other income (expenses)	(1,393,298)	(137,933)

Loss before minority interest	(1,447,464)	(42,234)
Minority interest	(47,043)	(7,442)

Net loss	$(1,494,507)	$(49,676)

Reconciliation of net loss to loss applicable to common shareholders:
Net loss	$(1,494,507)	$(49,676)
Preferred stock dividends	(12,500)	—
	$(1,507,007)	$(49,676)
Loss per common share:
Basic	$(0.09)	$(0.01)
Diluted	$(0.09)	$(0.01)
Weighted average shares – Basic and diluted	16,629,848	8,984,150

See accompanying notes.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Restated)
Cash flows from operating activities:
Net loss	$(1,494,507)	$(49,676)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative (income) expense	845,365	—
Amortization intangible assets	520,428	56,690
Amortization of debt discount (effective method)	205,809	—
Amortization of financing expense	118,207	44,223
Extinguishment loss	157,130	—
Minority interest	47,043	7,442
Share based payments	61,440	—
Depreciation	4,125	20,940
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(675,389)	(320,390)
Inventories	(1,232)	4,106
Other current assets	8,090	(37,049)
Other assets	26,235	(2,100)
Increase (decrease) in:
Accounts payable and accrued expenses	180,911	154,883
Customer deposits	—	16,111
Deferred revenue	(28,621)	—
Total adjustments	1,469,541	(55,144)
Net cash provided by (used in) operating activities	(24,966)	(104,820)

Cash flows from financing activities:
Payments on notes payable	(45,000)	—
Revolving credit facility (payments) borrowings, net	(81,570)	166,591
Net cash (used in) provided by financing activities	(126,570)	166,591
Net increase (decrease) in cash and cash equivalents	(151,536)	61,771
Cash and cash equivalents - beginning of period	392,275	53,997
Cash and cash equivalents - end of period	$240,739	$115,768

Supplemental Information:
Interest paid in cash	$40,315	$54,527

See accompanying notes

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1- Organization and summary of significant accounting policies

a) Organization:

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history the Company has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently the Company provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. With the SMEI acquisition, approximately 90% of the Company’s revenues are derived from solution services. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to the United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 90% of the Company’s revenues are derived from solution services. In January 2007, we changed our name from Science Dynamics to Lattice Incorporated.

b) Basis of presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation SB. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our years ended December 31, 2006 and 2005.

c) Principles of consolidation:

The accompanying condensed consolidated financial statements included the accounts of the Company and all if its subsidiaries in which a controlling financial interest is maintained. We consider a controlling financial interest to reflect unimpaired ownership in a majority of the voting common shares of a subsidiary. We consider the effects of minority rights in determining our consolidation rights; there are no minority participation rights related to our consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interests in our consolidated net income (loss) are reflected as a component of minority interest in the accompanying statement of operations. During the periods presented, minority interest represents the minority interest in the income of our 86% owned subsidiary, Systems Management Engineering Inc. (“SMEI”).

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

e) Share-based payments:

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating far value of stock options, we use the Black-Scholes-Merton valuation technique. For the three months ended March 31, 2007 and 2006, share-based payment expense was $61,440 and $0.00 respectively. As of March 31, 2007, there was approximately $312,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. $312,000 will be amortized over the weighted average remaining service period of two years. See Note 7 for more information.

f) Depreciation, amortization and long-lived assets:

Property, plant and equipment - These assets are recorded at cost and increased by the cost of any significant improvements after purchase. The Company depreciates the cost over the assets' estimated useful lives using the straight-line method.

Goodwill - Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets acquired. Goodwill is not amortized. Rather, the Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value to determine if there is an indication that potential impairment may exist. One of the most significant assumptions is the projection of future sales. The Company reviews its assumptions when goodwill is tested for impairment and, makes appropriate adjustments, if any, based on facts and circumstances available at that time.

Identifiable intangible assets - These assets are recorded at cost. Intangible assets with finite lives are reviewed on an annual basis and amortized evenly over their estimated useful lives using the straight-line method. Intangible assets with indefinite lives are not amortized but are subjected to impairment tests along with goodwill, as described above.

At least annually, the Company reviews all long-lived assets for impairment. When necessary, charges are recorded for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

g) Derivative financial instruments and registration payment arrangements:

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments require classification in stockholders’ equity. See Note 5 for additional information.

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended FAS 133. The FASB Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). FAS 5 provides for the recognition of registration payments when they are both probable of being incurred and reasonably estimable. The Company adopted EITF 00-19-2 in the fourth fiscal quarter of the Company’s year ended December 31, 2006. Accordingly, during the fourth quarter of 2006, the Company recorded a contingent liability of $874,000 related to the liquidated damages as estimated and calculated under FAS 5. As more fully discussed in Note 4(b), our liability was settled during the first quarter of this current fiscal year.

h) Recent accounting pronouncements:

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

i) Earnings per common share:

The Company calculates earnings per share in accordance with Statements on Financial Accounting Standards No. 128, Earnings Per Share (“FAS 128”). Basic earnings per common share is based on the weighted-average number of common shares outstanding in each year and after preferred stock dividend requirements, whether or not declared or paid. Diluted earnings per common share assume that any dilutive convertible debentures and convertible preferred shares outstanding at the beginning of each year were converted at those dates, with related interest, preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds. See Note 8 for the components of the earnings per common share computation.

Note 2 - Business acquisition:

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

Pursuant to the RTI agreement the Company delivered to the RTI employee’s incentive stock options to purchase 200,000 shares of common stock at an exercise price of $0.60. In addition, during the two years following the closing, the Company shall grant the RTI employees an additional 50,000 shares in each year of the two year period at an exercise price equal to the market price on the date of issuance. These options have a three year vesting period and a ten year life.

The total purchase price amounted to $7,820,617 and was allocated as follows, based upon the fair value of assets acquired and liabilities assumed:

Amount
Category
Current assets	$1,230,027
Property and equipment	1,473
Intangible assets	7,490,612
Deposits	9,406
Current liabilities	(910,901)
$7,820,617

Intangible assets acquired consisted of the following:

	Life
Customer relationships	5	$3,382,517
Know how and processes	5	2,924,790
Goodwill	—	484,033
Contractual backlog	1	534,272
Employment contract	1	165,000
		$7,490,612

The Company recorded amortization of $463,738 for the three months ended March 31, 2007 related to the intangible assets listed above. The Company believes that the expansion into this business affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of RTI. Due to certain limitations imposed by the Internal Revenue Service, the Company does not expect goodwill to result in any deductible amounts in the near future.

Note 3- Segment reporting:

Management views its business as two operating units, Technology Products and Technology Services.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenue
Technology Services	$2,887,079	$917,917
Technology Products	289,402	423,890
Total Consolidated Revenue	$3,176,481	$1,341,807
Gross Profit
Technology Products	$1,503,817	$439,669
Technology Services	200,210	269,770
Total Gross Profit	$1,704,027	$708,439

Note 4 - Notes payable:

Notes payable consists of the following as of March 31, 2007 and December 31, 2006:

	2007	2006

Revolving credit facility (a)	509,178	$590,749
Notes Payable - Stockholders/Officers (b)	848,000	893,000
Short term notes payable (c)	250,000	250,000
Convertible note (d)	—	264,440
Total notes payable	1,607,178	1,998,189
Less current maturities, associated with notes payable	(1,607,178)	(1,998,189)

Long-term debt	$—	$—

(a) Revolving Line of credit:

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85% of qualifying accounts receivable. Interest on the line is at of Prime (currently 8.25%), plus 6.0%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of March 31, 2007 and December 31, 2006 was $509,178 and $590,749 respectively. Additionally, the Company incurred an up-front fee of $20,000 which is being amortized on the straight-line method, due to the immaterial amount involved, over the twelve month term of the facility. As of March 31, 2007, $11,667 remains unamortized.

(b) Notes payable stockholders/officers:

The Company has a short-term loan payable to a former officer and stockholder of the Company amounting to $75,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note.

At December 31, 2006 the Company has a short term note payable of $250,000 with a director of the Company. This note is collateralized by proceeds from the future sale of the New Jersey Net Operating Loss in 2006, upon approval from the State of NJ. In the event the Company is not approved for this program, the Company will repay this note and accrued interest from operating cash flows. The note bears interest at 20.0% per annum and is payable at its maturity date of December 31, 2007.

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

The following table illustrates the components of the initial allocation of the net proceeds:

Financial instrument or account:
Warrant derivative, at fair value	$13,895,090
Compound derivative, at fair value	8,113,451
Deferred financing costs	(867,357)
Convertible notes payable	—
Day-one derivative loss	(17,096,035)
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

The Restated Certificate of Incorporation was filed on February 2, 2007, at which time, the conversion rate on the Convertible Promissory Notes became fixed at $.575 and the bifurcated conversion option no longer required separate derivative classification and accounting under FAS 133. However, we were required to adjust the derivative value to fair values on the date of this event and recognize the adjustments in income. Based on the guidance of EITF 06-07, Issuers Accounting for a Previously Bifurcated Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No.133, when a previously bifurcated conversion option no longer requires bifurcation, the Company is required to immediately adjust the derivative to fair value and reclass that amount to stockholder’s equity. Application of this standard resulted in reclassification of the fair value of the embedded conversion feature on the event date (amounting to $7,223,234) to paid in capital. The warrants continue to require classification as derivative warrants because, notwithstanding the Company’s re-established ability to share settle all of its share-indexed financial instruments, the warrants continue to fail certain other requirements for equity classification (principally the requirement of payment of penalties in the event of non-filing of reports with the Securities and Exchange Commission; a requirement under the arrangement presumed not to be within the control of the Company).

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

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liability at December 31, 2006 consists of (i) embedded conversion features and (ii) the Warrants issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus. Derivative liabilities at March 31, 2007 consist of the warrants issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 27,358,333 and 6,307,242 shares of the Company’s common stock as of March 31, 2007 and 2006, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments for the quarter ended March 31, 2007 and 2006:

	Quarter ended March 31, 2007	Quarter ended March 31, 2006
Derivative income (expense)
Conversion features	$(467,120)	$-
Warrant derivative	$(378,245)	$-

	March 31, 2007	March 31, 2006
Liabilities
Compound derivative	$-	$(255,462)
Warrant derivative	$(13,047,396)	$(207,000)

Freestanding derivative instruments, consisting of warrants that arose from the Laurus and Barron financings are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: exercise or strike prices ranging from $0.10 - $1.25; volatility factors ranging from 82.61% - 139.49% based upon forward terms of instruments; remaining term for all instruments; and a risk free rate ranging from 4.92% - 5.03%.

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

 Note 6 - Stockholders’ equity:

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

On February 2, 2007 the Company filed a restated certificate of incorporation with the State of Delaware; upon the effectiveness, the principal and interest due on the Barron note was automatically converted into 7,826,087 shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the note by the Conversion Price, which initially is $.575.

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

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards ("FAS") No.123 (Revised 2004), "Share Based Payment," ("FAS 123R"), using the modified prospective method. In accordance with FAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, FAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the pro forma provisions of FAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance January 1, 2007	467,000	1,371,000	$1.00
Options granted under Plan	—	—
Options expired	—	—
Balance March 31, 2007	467,000	1,371,000	$1.00

No options were issued during the three months ended March 31, 2007 and 2006.

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

Note 8 – Restatement:

We have restated our financial statements for the following matters.

(i)
We have restated our financial statements to treat the automatic conversion of the Barron debt on February 2, 2007 as a conversion of indebtedness under its original terms (See Note 4(d)). We previously accounted for the conversion as an extinguishment. This restatement had the effect of increasing our net loss by ($2,230,719), or ($0.13) per common share.

(ii)
We have restated our financial statements to treat the issuance of 1,900,000 warrants issued to Barron on February 7, 2007 as consideration for the settlement of liquidated damages liabilities (See Note 4(d)). We previously allocated a portion of the fair value of the warrants to derivative expense. This restatement had the effect of decreasing our net loss by $838,709, or $0.05 per common share.

The combined effect of these restatements resulted in a net increase in our net loss by ($1,392,010) or ($0.08) per common share. These restatements did not have an effect on our total assets or liabilities. The following table illustrates the restatement.

	Net Loss	Loss per Common Share
Net loss, as reported	$(102,497)	$(0.00)
Correction for Barron conversion accounting	(2,230,719)	(0.13)
Correction for warrant consideration accounting	838,709	0.05
Net loss, as restated	$(1,494,507)	$(0.09)

In addition to the above matters, we have provided in our amended statement of operations for the three-months ended March 31, 2007 a reconciliation of our net loss, as restated above, to our loss applicable to common shareholders’. The reconciliation provides for the presentation of cumulative, undeclared preferred stock dividends (amounting to $12,500) as a reduction to our net loss to arrive at loss per common share.

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

 RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

SALES:

Total sales for the three months ended March 31, 2007 increased by $1,834,674 or 137% to $3,176,481 compared to $1,341,807 for the three months ended March 31, 2006. This consisted of service revenues of $2,887,079 (91% of Total Revenues) and product revenues of $289,402 (9% of Total Revenues). Included in the increase were revenues of $1,396,491 attributable to the acquisition of “RTI” which closed in September 2006.

GROSS MARGIN:

Gross margin for the three months ended March 31, 2007 was $1,704,027, an increase of $994,588 or 141% compared to the $709,439 for three months ended March 31, 2006. Our overall gross margin percentage increased to 53.7% from 52.9% for the same period in 2006. This was attributable to an improvement in the gross margin percentage for our services segment to 52.1% from 47.9% combined with an increase in the gross margin percentage for our technology products segment to 69.2% from 63.7% for the three months ended March 31, 2006. The increase in service margins was primarily a result of a shift towards higher margin fixed price contracts.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development.

For the three months ended March 31, 2007, research and development expenses decreased to $109,041 as compared to $109,134 for the three months ended March 31, 2006.

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

For the three months ended March 31, 2007 SG&A expenses increased to $1,649,152 compared to $504,606 for the comparative three months ended March 31, 2006. The increase was primarily due to SG&A expenses of RTI acquired September 2006 combined with amortization expenses of intangibles related to the “RTI” purchase accounting. The non-cash amortization expense in the quarter related to “RTI” intangibles was $520,428 .

INTEREST EXPENSE:

Interest Expense increased to $385,803 for the three months ended March 31, 2007 compared to $129,890 for the three months ended March 31, 2006. Included in 2007 interest was non-cash amortization of debt discount of $205,809 attributable to the $4.5 million convertible debt with Barron. The Barron debt was automatically converted into preferred stock. Accordingly, in the absence of additional borrowings, we anticipate a decrease in our interest expense as a result of this conversion.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Derivative income (expense)
Conversion features	$(467,120)	$(394,836)
Warrant derivative	$(378,245)	$(138,000)

As provided in the discussion of the Company’s accounting policies in Note 1, derivative financial instruments are recorded initially and subsequently at fair value. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) will reflect the volatility in these estimates and assumption changes.

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

EXTINGUISHMENT LOSS:

On February 7, 2007, the Company entered into a letter agreement with Barron which provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. This waiver required compensation in the form of warrants to purchase 1,900,000 shares of common stock which were valued at approximately $1,031,000 using the Black-Scholes-Merton technique. The accrued liability settled amounted to $874,000 and, accordingly, the difference between the fair value of the warrants and the carrying amount of the liability was recognized as a loss on extinguishment of approximately $157,130.

NET INCOME (LOSS):

The Company's net loss for the three months ended March 31, 2007 was $1,494,507 compared to a net loss of $49,676 for the three months ended March 31, 2006. Net income is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that net income included $845,365 of derivative loss which represents the increase in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). See Derivative Income (Expense) above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:

Loss applicable to common stock gives effect to cumulative undeclared dividends on the Company’s Series B Preferred Stock amounting to $12,500 and $0 for the three months ended March 31, 2007 and 2006, respectively. Loss applicable to common stockholders’ serves as the numerator in our basic earnings per common share calculation. The Company will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our years ended December 31, 2006 and 2005.

Working capital and other activities:

The Company’s working capital deficiency as of March 31, 2007 amounts to $13,103,425 compared to a deficiency of $4,361,484 as of March 31, 2006. The increase in the deficiency is largely attributable to the increase of $12,640,963 related to our derivative liabilities. This increase gives effect to the reclassification of $7,223,000 of derivative liabilities to stockholders’ equity upon achieving equity classification conditions for the embedded conversion feature previously bifurcated from certain hybrid debt agreements and fair value adjustments to remaining derivative financial instruments that continue to require liability classification and fair value measurement. As of March 31, 2007, the remaining derivative balance of $13,047,396 relates to certain warrants that do not achieve equity classification under current accounting standards. Other components of the Company’s working capital and changes there in are discussed as follows:

For the three month period ended March 31, 2007, cash and cash equivalents decreased to $240,739 from $392,275 at December 31, 2006. Net cash used by operating activities was $24,966 for the three months ended March 31, 2007 compared to net cash used by operating activities of $104,820 in the corresponding three month period ended March 31, 2006. This consisted of a net loss of $1,494,507, an increase in our accounts receivable of $675,389, an increase in inventories of $1,232, a decrease in deferred revenue of 28,621 offset by a decrease in other current assets of $8,090, a decrease in other assets of $26,235, an increase in the Company's accounts payable and accrued expenses of $180,911, favorably offset by net non-cash items (depreciation, amortization of intangibles, amortization of debt discount, derivative interest, minority interest expense, financing cost, share based payments and extinguishment loss) amounting to $1,959,547.

Net cash used by financing activities was $126,570 for the three months ended March 31, 2007 compared to net cash provided by financing of $166,591 in the corresponding three months ended March 31, 2006.

Total current assets at March 31, 2007 were $3,523,707 compared to current liabilities totaling $16,627,132 (including non-cash derivative liabilities of $13,047,396).

The current maturities of our short-term notes at March 31, 2007 totaled $1,607,178 compared to $1,998,189 at December 31, 2006. The Company has $1,075,000 of short term notes coming due by December 31, 2007 ($750,000 in September, 2007 and $325,000 in December 2007) (See Note 4 to the Financial Statements for a discussion of these liabilities) The Company anticipates that it will have sufficient availability on its $2.0M line of revolving credit facility to satisfy these payments.

OFF BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

SENSITIVE ESTIMATES:

The Company’ financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

Derivative Financial Instruments:

Derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments, requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Revenue Recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97.2, "Interim Guidance for Conducting Aggregate Exposure and Risk Assessments," with regards to its software products. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (post contract customer support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $6,856,868 (or 52%) of total assets at March 31, 2007. The Company considers the possibility that impairments may exist when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flow information requires additional assumptions, including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different from those estimates.

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

Item 3.  Controls and Procedures.

During the quarter, we encountered some problems in integrating RTI’s IT systems which as a result limited the CFO function from gaining full access to financial systems detailed information. We have since resolved these issues to where full access to financial information has been restored. Additionally, the detailed information supporting RTI’s book of record was subsequently reviewed and we concluded that there were no material effects to the Company’s financial statements as included with the 10QSB/A for the fiscal quarter ended March 31, 2007 as filed.

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