Form 10QSB
period 2007-09-30
Lattice INC
filed 2007-11-19
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2007, the issuer had ________ outstanding shares of Common Stock , $.01 par value per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LATTICE INCORPORATED
SEPTEMBER 30, 2007 QUARTERLY REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited as
ASSETS		restated)
Current assets:
Cash and cash equivalents	$110,346	$392,275
Accounts receivable, net	4,185,881	2,412,164
Inventories	53,799	64,442
Other current assets	189,902	698,514
Total current assets	4,539,928	3,567,395

Property and equipment, net	25,644	37,187
Goodwill	4,047,866	2,547,866
Other intangibles, net	5,782,951	7,344,235
Other assets	96,502	122,935
Total assets	$14,492,891	$13,619,618

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,754,976	$892,773
Accrued expenses	1,002,152	1,736,754
Due to former Stockholder's per Sept 19, 2006 purchase agreement	1,500,000	0
Customer deposits	14,237	$15,000
Deferred revenue	-	62,495
Notes payable	917,064	1,998,189
Derivative Liability	8,298,243	19,873,782
Total current liabilities	13,486,672	24,578,993

Deferred tax liabilities	406,162	406,162
Minority interest	323,684	135,561

Shareholders' equity (deficit):
Preferred stock - .01 par value
10,000,000 shares authorized 8,826,087 and 1,000,000 issued	88,261	10,000
Common stock - .01 par value, 200,000,000 shares authorized,
16,642,428 issued in 2007 and 2006 , and 16,629,848 outstanding in 2007 and 2006	166425	166425
Additional paid-in capital	33,701,683	24,850,967
Accumulated deficit	(33,282,163)	(36,130,657)
	674,206	(11,103,265)
Common stock held in treasury, at cost	(397,833)	(397,833)
Shareholders' equity (deficit)	276,373	(11,501,098)
Total liabilities and shareholders' equity (deficit)	$14,492,891	$13,619,618

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Sales -- Technology services	$10,242,162	$3,044,670	$3,976,275	$1,161,995
Sales -- Technology products	970,354	1,134,690	339,867	332,804
Total sales	11,212,516	4,179,360	4,316,142	1,494,799

Cost of sales -- Technology services	5,048,465	1,432,116	2,103,352	508,191
Cost of sales -- Technology products	337,991	400,253	125,821	130,433
Total cost of sales	5,386,456	1,832,369	2,229,173	638,624

Gross profit	5,826,060	2,346,991	2,086,969	856,175
Operating costs and expenses:
Selling, general and administrative	4,094,165	1,546,435	1,527,018	598,619
Research and development	314,339	327,474	109,041	109,205
Amortization expense	1,561,284	170,070	520,428	56,690
	5,969,788	2,043,979	2,156,487	764,514

Operating loss	(143,728)	303,012	(69,518)	91,661
Other income (expense):
Derivative income (expense)	3,889,788	(16,921,159)	2,828,906	(16,934,604)
Other income	-	13,505	-	-
Extinguishment loss	(157,130)	(158,266)	-	(158,266)
Interest expense	(530,135)	(409,510)	(51,133)	(144,756)
Finance expense	(21,520)	(126,927)	(7,202)	(110,618)
Total other income (expenses)	3,181,003	(17,602,357)	2,770,571	(17,348,244)

Income (loss) before minority interest	3,037,275	(17,299,345)	2,701,053	(17,256,583)

Minority interest	(188,781)	(30,238)	(87,602)	(16,217)

Net income (loss)	$2,848,494	$(17,329,583)	$2,613,451	$(17,272,800)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	$2,848,494	$(17,329,583)	$2,613,451	$(17,272,800)
Preferred stock dividends	(37,500)	-	(12,500)	-
	$2,810,994	$(17,329,583)	$2,600,951	$(17,272,800)

Income (loss) per common share:
Basic	$0.17	$(1.69)	$0.16	$(1.44)
Diluted	$(0.02)	$(1.69)	$-	$(1.44)

Weighted average shares:
Basic	16,642,428	10,242,597	16,642,428	11,962,879
Diluted	47,587,628	10,242,597	47,587,628	11,962,879

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,848,494	$(17,329,583)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Derivative (income) expense	(3,772,263)	16,921,159
Amortization of intangible assets	1,561,284	170,070
Amortization of debt discount (effective method)	205,809	47,025
Amortization of financing expense	21,520	126,927
Extinguishment loss	157,130	158,266
Minority interest	188,781	30,238
Share-based payments	184,320	44,908
Depreciation	12,375	35,054
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,773,718)	(195,291)
Inventories	10,643	(1,587)
Other current assets	(16,311)	(323,632)
Other assets	(16,818)	-
Increase (decrease) in:
Accounts payable and accrued expenses	987,600	(375,386)
Customer deposits	(763)	(135,199)
Deferred revenue	(62,495)	137,493
Total adjustments	(2,312,906)	16,640,045
Net cash provided by (used for) operating activities	535,588	(689,538)
Cash Used in investing activities:
Investment in RTI	-	(3,665,000)
Acquired Cash RTI	-	156,772
Purchase of equipment	(832)
Net cash used for investing activities	(832)	(3,508,228)
Cash flows from financing activities:
Payments on notes payable	(842,000)	(209,000)
Issuance of convertible debt net of fees	-	4,450,000
Sale of common stock net of fees	-	1,293,906
Payment of convertible debt	-	(1,000,000)
Revolving credit facility (payments) borrowings, net	25,315	1,269
Net cash (used in) provided by financing activities	(816,685)	4,536,175
Net increase (decrease) in cash and cash equivalents	(281,929)	338,409
Cash and cash equivalents - beginning of period	392,275	53,997
Cash and cash equivalents - end of period	$110,346	$392,406

Supplemental cash flow information:
Interest paid in cash	$-	$-

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1- Organization and summary of significant accounting policies:

a) Organization

Lattice Incorporated (the "Company") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. With the SMEI acquisition, approximately 90% of the Company’s revenues are derived from solution services. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 90% of the Company’s revenues are derived from solution services. In January 2007, we changed our name from Science Dynamics to Lattice Incorporated.

b) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our years ended December 31, 2006 and 2005.

c) Principles of consolidation :

The accompanying condensed consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling financial interest is maintained. We consider a controlling financial interest to reflect unimpaired ownership in a majority of the voting common shares of a subsidiary. We consider the effects of minority rights in determining our consolidation rights; there is no minority participation rights related to our consolidated subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interests in our consolidated net income (loss) are reflected as a component of minority interest in the accompanying statement of operations. During the periods presented, minority interest represents the minority interest in the income of our 86.0% owned subsidiary, Systems Management Engineering, Inc. (“SMEI”).

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

e) Share-based payments - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the nine months ended September 30, 2007 and 2006, share-based payment expense was $184,320 and $44,908 respectively. As of September 30, 2007, there was approximately $ 189,275 f total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $ 189,275 will be amortized over the weighted average remaining service period of two years. See Note 7 for more information.

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

Note 2- Business acquisition:

On September 19, 2006, the Company closed on its Stock Purchase Agreement with Ricciardi Technologies Inc. (“RTI”) and the holders of all of the outstanding common stock of RTI. The Company completed the acquisition of 19,685 shares of the outstanding common stock of RTI which shares constitute 100% of the issued and outstanding shares of capital stock of RTI on a fully diluted basis. As consideration for such shares of RTI the Company paid (i) $3,500,000 in cash, and issued (ii) 5,000,000 shares of common stock, (iii)a $500,000 promissory note payable in full twelve months from the closing, and (iv)1,000,000 shares of the Company's Series B Convertible Preferred stock. Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of 8 1/3 shares of common stock provided that all accrued and unpaid dividends on the Series B preferred have been paid and, subject to adjustment in the event of stock dividends, splits and other distributions. The Company may at any time until September 18, 2007 redeem the Series B Preferred Stock at a redemption price of $0.50 per share. To secure the indemnification obligations of the former RTI stockholder, a portion of the purchase price, consisting of $350,000 and 5,833,333 shares of common stock was placed in escrow for a period of 18 months. The common stock issued was valued based upon an average of five days preceding and five days following the date that the Company and RTI agreed to all significant terms of the Agreement, and such terms were publicly disseminated. As of September 30, 2007, the Company had not declared any dividends on the Series B preferred. Accordingly, the Series B preferred have yet to be converted.

In September 2007, the Company recorded a liability of $1,500,000 related to contingent purchase consideration to the former RTI stockholders. This contingent payment, which remains subject to year-end audit adjustment, was recorded as goodwill, based on the Company’s pre-audit computation of the EBITDA targets as defined in the agreement. The payment is payable in May 2008 per the agreement.

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

The total purchase price including contingent consideration amounted to $9,320,617 and was allocated as follows, based upon the fair value of assets acquired and liabilities assumed:

Category	Amount
Current assets	$1,230,027
Property and equipment	1,473
Intangible assets	8,990,612
Deposits	9,406
Current liabilities	(910,901)
$7,820,617

Intangible assets acquired consisted of the following:

	Life
Customer relationships	5	$3,382,517
Know how and processes	5	2,924,790
Goodwill	—	1,984,033
Contractual backlog	1	534,272
Employment contract	1	165,000
		$8,990,612

The Company recorded amortization of $1,391,214 for the nine months ended September 30, 2007 related to the intangible assets listed above. The Company believes that the expansion into this business affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of RTI. Due to certain limitations imposed by the Internal Revenue Service, the Company does not expect goodwill to result in any deductible amounts in the near future.

Note 3- Segment reporting:

Management views its business as two operating units, Technology Products and Technology Services.

	Nine Months Ended	Nine Months Ended		Three Months Ended	Three Months Ended
	30-September-07	30-September-06		30-September-07	30-September-06
Revenue
Technology Products	$970,354	$1,134,690		$339,867	$332,804
Technology Services	10,242,162	3,044,670	(a)	3,976,275	1,161,995	(a)
Total Consolidated Revenue	$11,212,516	$4,179,360		$4,316,142	$1,494,799

Gross Profit
Technology Products	$632,363	$734,437		$214,046	$202,371
Technology Services	4,842,317	1,612,554	(a)	1,872,923	653,804	(a)
Total Gross Profit	$5,337,425	$2,346,991		$2,086,969	$856,175

(a) Revenue and gross profit included RTI sales from September 19, 2006, the date of the acquisition.

Note 4 - Notes payable

Notes payable consists of the following as of September 30, 2007 and December 31, 2006:

	2007		2006

Revolving credit facility (a)		$616.064	$590,749
Notes Payable - Stockholders/Officers (b)		301,000	893,000
Short term notes payable (c)		0	250,000
Convertible note (d)		0	264,440
Total notes payable		917,064	1,998,189
Less current maturities, associated with notes payable		(0)	(1,998,189)

Long-term debt	$		$—

(a) Revolving line of credit:

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85% of qualifying accounts receivable. Interest on the line is at of Prime (currently 8.25%), plus 6.0%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of September 30, 2007 and December 31, 2006 was $616,064 and $590,749 respectively. Additionally, the Company incurred an up-front fee of $20,000 which is being amortized on the straight-line method, due to the immaterial amount involved, over the twelve month term of the facility. As of September 30, 2007, $3,333 remains unamortized.

(b) Notes payable stockholders/officers:

The Company has a short-term loan payable to a former officer and stockholder of the Company amounting to $51,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note.

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

As part of the RTI acquisition the Company issued a note in the amount of $500,000 to the former stockholders of RTI as part of the purchase price. The note is payable in September 2007 and bears an interest rate of 10.0% per annum. In September 2007 the Company paid the entire note to the former stockholders of RTI.

(c) Short term notes:

On September 18, 2006, the Company entered into an Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD (“Laurus”). Under the terms of the amendment, in exchange for full and complete satisfaction of the $2,000,000 note, the Company i) paid Laurus $500,000 ii) issued a seven-year warrant to purchase up to 1,458,333 shares of common stock for an exercise price of $0.1 per share and iii) entered into a Term Note for $250,000 with Laurus. The Term Note bears interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on August 1, 2006 and ending on the maturity date which is September 18, 2007. The Company estimated the fair value of the warrants on the inception date, and subsequently, using the Black-Scholes-Merton technique because that technique embodies all the assumptions (including volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. In September 2007 the Company paid the outstanding balance of $250,000.

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

On February 7, 2007, the Company entered into a letter agreement with Barron provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. This waiver required compensation in the form of warrants to purchase 1,900,000 shares of common stock which were valued at approximately $1,031,000 using the Black-Scholes-Merton technique. Significant assumptions used in the model included: exercise price of $.50; volatility factor of 126.43%; 5 year term to expiration; and a risk free rate of 4.73%. Since the warrants met the eight conditions for equity classification provided in EITF 00-19, the fair value of these warrants was classified as equity. As discussed in Note 1, the Company had an accrued liability amounting to $874,000 for liquidating damages and, accordingly, the difference between the fair value of the warrants and the carrying amount of the liability was recognized as a loss on extinguishment of $157,130.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities at December 31, 2006 consists of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus. Derivative liabilities at September 30, 2007 consist of the warrants issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 46,923,550 and 46,923,550 shares of the Company’s common stock as of September 30, 2007 and December 31, 2006, respectively, and are carried at fair value. The following tabular presentation sets forth information about the derivative instruments for the six months ended September 30, 2007 and 2006:

Derivative income (expense)	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Three months ended September 30, 2007	Three months ended September 30, 2006
Conversion features	$(467,120)	$112,476	$-	$99,031
Warrant derivative	$4,356,908	$62,400	$1,2,828,906	$62,400

Liabilities	September 30, 2007	December 31, 2006
Compound derivative	$-	($ 6,756,114)
Warrant derivative	(8,298,243)	($ 13,117,668)

Freestanding derivative instruments, consisting of warrants that arose from the Laurus and Barron financings are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: exercise or strike prices ranging from $0.10 - $1.25; volatility factors ranging from 94.47% - 136.90% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 4.23% - 4.74%

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.

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

The Series B Preferred shares do not have voting rights unless a vote is required by law in connection with a merger, consolidation or sale of substantially all of the Company’s assets. The holders of the Series B Preferred shares are entitled to receive an annual dividend of $.05 per share, payable quarterly, commencing November 1, 2006. The Series B Preferred stock ranks senior to holders of common stock with respect to payment of dividends and amounts upon liquidation, dissolution or winding up of the Company. One year from the date the Certificate of Designation is filed, the preferred stock will automatically convert into common stock at a rate of 8 1/3 shares of common stock for every share of Series B Preferred Stock provided that all accrued and unpaid dividends on the Series B preferred have been paid. The Company has the right to redeem the Series B Preferred Stock, any time prior to one year from the date the Certificate of Designation is filed with the Secretary of State, at $.50 per share.   No dividends have been declared on the Series B Preferred Stock.

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

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance January 1, 2007	467,000	1,371,000	$1.00
Options granted under Plan	—	—
Options expired	—	—
Balance September 30, 2007	467,000	1,371,000	$1.00

No options were issued in the nine month period ended September 30, 2007.

The weighted-average fair value per share of the options granted during 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	2007	2006
Risk-Free interest rate	4.65%	4.92%
Expected dividend yield		—
Expected stock price volatility	156%	156%
Expected option Life	10 years	10 years

Note 8 Earnings per common share:

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Income (loss) applicable to common stockholders, as reported	$2,810,994	(17,329,583)	2,600,951	(17,272,800)
Reconciliation to numerator for diluted earnings per share:
Preferred stock dividends	37,500	0	12,500	0
Income on derivative warrants	(3,889,788)		(2,828,906)

Numerator for diluted earnings per share	$(1,041,294)	(17,329,583)	(227,955)	(17,272,800)

Weighted average shares	16,642,428		16,642,428
Reconciliation to denominator for diluted earnings per share
Dilutive derivative warrants	27,011,111		27,011,111
Shares indexed to convertible preferred stock	20,398,517		20,398,517
Dilutive employee options	178,000		178,000
Denominator for diluted earnings per share	64,230,056		64,230,056

Earnings per common share:
Basic	$.17	(1,69)	$0.16	(1.44)
Diluted	$(0.02)	(1.69)	$(0.00)	(1.44)

The above table includes only dilutive instruments and their effects on earnings per common share.

Note 9 Related Party

On October 16, 2007 the Company entered into a severance agreement with Michael Ricciardi the former COO of the Company, which supersedes his September 19, 2006 employment agreement. Per the agreement the Company will pay $210,000 as follows: $20,000 upon signing of the agreement and $190,000 shall be paid in equal bi-monthly payment for 12 months. For such consideration the employee agrees to a non compete agreement for the next 12 months.

Note 10. Restatement:

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

SALES:

Total sales for the three months ended September 30, 2007 increased by $2,821,000 or 189% to $$4,316,000 compared to $1,495,000 for the three months ended September 30, 2006. This consisted of service revenues of $3,976,000 (92% of Total Revenues) and product revenues of $340,000 (8% of Total Revenues). Included in the overall increase were revenues of $2,034,000 attributable to the acquisition of “RTI” which closed in September 2006. The remaining increase was mainly attributable to baseline growth from adding new service contracts and the expansion of existing contract vehicles at our Systems Management Engineering Inc. (SMEI) subsidiary.

Total sales for the nine months ended September 30, 2007 were $11,213,000 compared to $4,179,000 for the nine months ended September 30, 2006, representing an increase of $7,033,000 or 168% in sales for the nine months period ended September 30, 2007. This consisted of service revenues of $10,242,000 (91% of Total Revenues) and product revenues of $970,000 (9% of Total Revenues). Consistent with our three month performance, the increase was attributable to revenues of $5,080,000 pertaining to the acquisition of “RTI” which closed in September 2006 and the growth at SMEI.

GROSS MARGIN:

Gross margin for the three months ended September 30, 2007 was $2,087,000, an increase of $1,231,000 or 144% compared to $856,000 for the three months ended September 30, 2006. Our overall gross margin percentage decreased to 48.4% from 57.3% for the same period in 2006. This was attributable to a shift in segment mix towards service revenues (92% of revenues) compared to prior year quarter (78% of revenues). The gross margin percentage for technology products for the three months ended September 30, 2007 increased to 214,000 or 63% as a percent of product revenues, from 202,000 or 61% for the three months ended September 30, 2006.

Gross margin for the nine months ended September 30, 2007 was $5,826,000, an increase of $3,479,000 or 148% compared to prior year. Our overall gross margin percentage decreased to 52% from 56.2% in 2006. The gross margin a percentage was mainly impacted by a shift in segment mix towards services coupled with a decrease in our services segment margins. The decrease in service segment margins were attributable to a higher component of our service cost of sales attributable to subcontractor costs as opposed to in-house labor and a shift in contract mix as a result of a recently awarded cost reimbursable contract. Our service margins decreased to 50.7% versus 53% in the comparable year ago period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, consulting fees associated with product development.

For the three months ended September 30, 2007, research and development expenses were level with prior year at approximately $109,000. Research and development expenses decreased slightly to $314,000 for the nine months ended September 30, 2007 compared to $327,000 for the nine months ended September 30, 2006. Management believes that continual enhancements of the Company's products will be required to enable the Company to maintain its competitive position. The Company will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, depreciation and amortization of intangible assets.

For the three months ended September 30, 2007 SG&A expenses increased by $928,000 to $1,527,000 compared to $599,000 for the comparative three months ended September 30, 2006. The increase was primarily due to SG&A expenses of RTI acquired September 2006 contributing 546,000 of the increase. The remaining increase was due to an increase in operating and corporate related expenses.

For the nine months ended September 30, 2007 SG&A increased to $4,094,000, an increase of $2,548,000 from $1,546,000 for the comparative nine months ended September 30, 2006. The increase, as discussed above, was due to the addition of “RTI” expenses which contributed approximately $1,400,000 of the increase. The remaining increase was due to an increase in general operating and corporate related expenses. .

Amortization:

For the three months ended September 30, 2007, amortization expense increased to $520,000 from $57,000. The increase was related to amortization of intangibles from the RTI acquisition.

For the nine months ended September 30, 2007, amortization expense increased to $1,561,000 from $170,070 in the year ago period. The increase was related to amortization of intangibles from the RTI acquisition.

INTEREST EXPENSE:

Interest Expense decreased to $51,000 for the three months ended September 30, 2007 compared to $145,000 for the three months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007 was $530,000 compared to $410,000 for the nine months ended September 30, 2006. Included in nine months ended September 2007 interest was non-cash amortization of debt discount of $205,809 attributable to the $4.5 million convertible debt with Barron and non cash derivative interest of $117,525. During February 2007, the Barron debt was automatically converted into preferred stock. Accordingly, in the absence of additional borrowings, we experienced a decrease in our interest expense as a result of this conversion.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

Derivative income (expense)	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Three months ended September 30, 2007	Three months ended September 30, 2006
Conversion features	$(467,120)	$112,476	$-	$99,031
Warrant derivative	$4,356,908	$62,400	$2,828,906	$62,400

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

EXTINGUISHMENT LOSS:

On February 7, 2007, the Company entered into a letter agreement with Barron which provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. This waiver required compensation in the form of warrants to purchase 1,900,000 shares of common stock which were valued at approximately $1,031,000 using the Black-Scholes-Merton technique. The accrued liability settled amounted to $874,000 and, accordingly, the difference between the fair value of the warrants and the carrying amount of the liability was recognized as a loss on extinguishment of $157,130.

NET INCOME (LOSS):

The Company's net income for the three months ended September 30, 2007 was $2,613,000 which compared to a net loss of $17,273,000 for the three months ended September 30, 2006. Net income is influenced by the matters discussed in the other sections of this MDA However, it should be noted that net income in September 2007 included $2,829,000 of derivative income which represents the decrease in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). The Company’s net income for the nine months ended September 30, 2007 was $2,848,000 compared to a net loss of $17,330,000 for the nine months ended September 30, 2006. Derivative income (expense) in those periods amounted to $3,890,000 and ($16,921,000), respectively. See Derivative Income (Expense) above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to cumulative undeclared dividends on the Company’s Series B Preferred Stock amounting to $37,500 and $12,500 for the nine and three month periods ended September 30, 2007. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our years ended December 31, 2006 and 2005.

Working capital and other activities:

The Company’s working capital deficiency as of September 30, 2007 amounts to $8,947,000 compared to a deficiency of $21,011,000 as of December 31, 2006. The decline in the deficiency is largely attributable to the decrease by $11,576,000 of our derivative liabilities. This decrease gives effect to the reclassification of $7,223,000 of derivative liabilities to stockholders’ equity upon achieving equity classification conditions for the embedded conversion feature previously bifurcated from certain hybrid debt agreements and fair value adjustments to remaining derivative financial instruments that continue to require liability classification and fair value measurement.. As of September 30, 2007, the remaining derivative balance of $8,298,000 relates to certain warrants that do not achieve equity classification under current accounting standards. Excluding derivatives, current assets of $4,539,000 compared to current liabilities of $5,188,000. Included in current liabilities, the Company recorded an accrual for $1,500,000 during the quarter for contingent consideration or earn-out related to the RTI acquisition. Other components of our working capital and changes there in are discussed as follows:

For the nine months period ended September 30, 2007, cash and cash equivalents decreased to $ 110,000 from $392,000 at December 31, 2006. Net cash provided by operating activities was $536,000 for the nine months ended September 30, 2007 compared to net cash used by operating activities of $690,000 in the corresponding nine months ended September 30, 2006. This consisted of net income of $2,848,000, an increase in our accounts payable of $987,600, a decrease in inventories of $10,643 offset by increase in accounts receivable of $1,773,718, other current assets of $16,113, other assets of $16,818 a decreases in deferred revenue of $62,495, a decrease in customer deposits of $763 and non-cash items (depreciation, amortization of intangibles, derivative interest, derivative income, minority interest , interest expense and financing cost amounting to $(1,441,000).

Net cash used by financing activities was $817,000 for the nine months ended September 30, 2007 compared to net cash provided by financing of $4,536,000 in the corresponding nine months ended September 30, 2006. In the 2006 period, the Company successfully closed on a Convertible Debt financing with Barron Partners and a Private Placement of Common stock resulting in aggregate net proceeds to the Company of $5,744,000.

We have $310,000 of short term notes coming due December 31, 2007 and may have to pay $1,500,000 in an earn-out obligation due under the RTI purchase agreement payable in the second quarter of 2008. The Company believes its anticipated cash flows from operations combined with the availability on its $2.0M revolving line of credit facility will provide the liquidity needed to satisfy these obligations. However, we recognize the majority of our business is dependent on the continued funding of government contracts and any interruption to these funding vehicles may have a material affect on our operating cash flows. This would require us to seek external financing to satisfy these obligations. Accordingly, we can not guarantee that we will be able to obtain the additional financing to satisfy these obligations.

The Company currently has no long term debt obligations.

Off Balance Sheet Arrangements:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $9,831,000 (or 67%) of total assets at September 30, 2007. The Company considers the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

LATTICE INCORPORATED

Date: November 19, 2007	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: November 19, 2007	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer