Form 10KSB
period 2007-12-31
Lattice INC
filed 2008-04-16
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year. $15,217,827

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the average bid and asked price of such common equity as of April 15, 2008 was $6,731,980.

As of April 15, 2008, the issuer had 16,829,950 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I
ITEM 1. DESCRIPTION OF BUSINESS. [COMPANY, PLEASE UPDATE AS NEEDED]

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

On February 14, 2005, we acquired approximately 86% of the stock of Systems Management Engineering, Inc., a Virginia corporation (“SMEI”) on a fully-diluted basis, for which we paid $1,655,325 in cash and issued 1,737,861 shares of common stock.

Pursuant to a stock purchase agreement dated September 12, 2006, between us, Ricciardi Technologies Inc. (“RTI”) and RTI’s shareholders, we acquired all of the issued and outstanding capital stock of RTI for $3,500,000 in cash, issued 5,000,000 shares of common stock, and issued a $500,000 promissory note and 1,000,000 shares of series B convertible preferred stock. To secure the indemnification obligations of the former RTI stockholders, $350,000 and 583,333 shares of common stock was placed in escrow for a period of 18 months, subject to any claims that may arise under the agreement during the 18-month warranty survival period.

At December 31, 2007, we operated the businesses of SMEI and RTI as separate legal entities with regards to our contractual relationships with our government clients. For reporting reasons, the SMEI and RTI operations comprise the Technology Services segment. In addition, Lattice Incorporated continues to supply call control technology to service providers offering Collect-Only calling to inmates of correctional institutions. We have been a primary supplier to a major Local Exchange Carrier and, in recent years; have expanded our customer base to include the newly emerging unregulated companies offering the same service in today’s more highly competitive telecom environment. Our Commander product line is a versatile and feature rich platform, prepared to handle the increasing demand for investigative tools and security.

We are in the process of finalizing the integration of our businesses and hope to complete the integration by the 3rd quarter of 2008.

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

BubbleLink

BubbleLink is a versatile and feature rich transaction processing platform that is used to develop and enhance a variety of customizable communications applications

Commander Call Control System

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

Government Contracts

Virtually all of our SMEI’s and RTI’s revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of revenues contingent on government funding was primarily SMEI’s and RTI’s which represented approximately 91% of our total revenues for the twelve months ended December 31, 2007 and 77% for the year ended December 31, 2006. The full revenue contribution of RTI occurred in the 4 th quarter of 2006 since the acquisition closed late in the 3 rd quarter (September 19, 2006). Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

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

Important partnerships SMEI has developed recently include:

•
Microsoft. SMEI is a Microsoft Certified Partner. Recently, Aquifer’s security model and its presence on the Navy Marine Corps Intranet (NMCI) network have attracted interest from Microsoft Federal and from Microsoft Business Development in Redmond. SMEI is partnering with NMCI formal Microsoft/SMEI case study describing the benefits of .NET and Aquifer.

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

•	RTI’s Software Systems Division (SSD) provides hard core and/or real-time embedded and mission critical solutions to government, military and commercial customers.

•	RTI is headquartered in Manassas Virginia, with additional on-site personnel at client locations in Virginia, Maryland, and California.

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

No assurance can be given as to the scope of any patent protection. We believe that rapid technological developments in the communications and IT industries may limit the protection afforded by its patents. Since our patents precisely define the parameters of their technology, that information may allow competitors to modify the technology in order to circumvent the original patent. Accordingly, we believe that our success is dependent on its engineering competence, service, and the quality and economic value of products.

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

Competition

There are six major competitors in the call control platform field. Of these competitors, T-Netis and Evercom both provide call control systems as part of a telecommunications service offering. In addition, both of these companies sell directly to the correctional facilities while we only sell to service providers. We compete with these companies primarily by offering service providers customized call control features not available on any other platform. Our technology is primarily deployed in smaller facilities where large competitors do not directly compete. This has created a market to sell to smaller regional service provides where the competition does not require major capital expenditures or large-scale support. The larger facilities which make up the majority of the market share are controlled by the major carriers such as Verizon or by larger competitors such as Evercom and T-Netix. Although the regional carriers only account for a small percentage of the inmate market, the competitive landscape is more favorable to us. Key equipment providers that compete with us in this market are Omni Phone and Radical. Both companies manufacture call control systems for this market. Our key competitive advantage in this market is the features our technology provides and our 3-way call detection.

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

Government Regulation

The Federal Communications Commission requires that some of our products meet Part 15 and Part 68 of the Code of Federal Regulations. Part 15 (subpart B) deals with the suppression of radio frequency and electro-magnetic radiation to specified levels. Part 68 deals with protection of the telephone network. Other than Federal Communication Commission requirements, our business is not subject to material governmental regulation. Because all of the components used in our equipment are purchased from other suppliers, their components have already satisfied FCC requirements. As a result FCC regulation does not impact our product.

EMPLOYEES

As of April 14, 2008, we had 51 full time employees and no part time employees. We supplement full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

As of April 14, 2008, SMEI had 15 full time employees and one part time employee. None of SMEI’s employees are covered by a collective bargaining agreement. SMEI considers relations with its employees to be good.

As of April 14, 2008, RTI had 25 full time employees. None of RTI’s employees are covered by a collective bargaining agreement. RTI considers relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease a 3,000 square foot office in an industrial park in Pennsauken, New Jersey. This space is also used to test our products and for other corporate activities. Our lease began June 1, 2006 and is for a term of three years at $2,812 per month.

SMEI leases a facility located at 2411 Dulles Corner Drive, Herndon Virginia 20171. The facility is comprised of 8,740 square feet of office space. The lease is pursuant to a Lease Agreement dated October 22, 2007. The lease commenced November 1, 2007 and ends October 31, 2010. SMEI currently pays $21,850 per month under the lease.

RTI leases a facility located at 8306 Rugby Road, Manassas VA. The facility is comprised of 3,166 square feet of space. The lease expired on March 31, 2007. RTI pays rent of $6,229.17 a month for the RTI facility.

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

None
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

Year Ended December 31, 2007
	High	Low
First Quarter ended March 31, 2007	$.90	$.36
Second Quarter ended June 30, 2007	$.51	$.30
Third Quarter ended September 30, 2007	$.51	$.36
Fourth Quarter ended December 31, 2007	$.53	$.20

Year Ended December 31, 2006
	High	Low
First Quarter ended March 31, 2006	$.90	$.50
Second Quarter ended June 30, 2006	$.80	$.60
Third Quarter ended September 30, 2006	$.70	$.50
Fourth Quarter ended December 31, 2006	$.60	$.40

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of March 4, 2008, we had 16,829,950 outstanding shares of common stock held by approximately 312 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

On September 19, 2006, the Company entered into a private placement with Barron Partners LP (Barron), pursuant to which the Company sold Barron a convertible subordinated promissory note in the principal amount of $4.5 million (See Note 9). As a result of the filing of our amended and restated certificate of incorporation with the State of Delaware, on February 2, 2007, the principal and interest due on the Barron note automatically converted into 7,826,087 shares of Series A Convertible Preferred Stock.

Under the terms of the Series A Convertible Preferred Stock Certificate of Designation, the conversion rate of the preferred stock was to be adjusted based on whether the Company met certain operating performance criteria. The criteria was measured based on the operating results of fiscal 2007. During fiscal 2007 the initial $0.23 per share conversion rate on the preferred stock was adjusted downward as the Company did not achieve $0.549 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2007. The adjustment was limited to a maximum of 30%.

Pursuant to EITF 98-5 a contingent beneficial conversion feature is measured at commitment date but is not recognized in earnings until the contingency is resolved. The Company recognized an incremental deemed dividend and adjustment to retained earnings of $2,954,507, on December 31, 2007, representing the intrinsic value of the additional costs of the shares issued arising from the reduction in the preferred stock conversion rate (from $0.23 to $0.161 per share) arising from the effects of not attaining the 2007 operating performance targets.

The Company has also recorded dividends on the $1.000, 000 5% Series B Preferred Stock In 2007, the Company recorded $50,000 of dividends payable. Dividends can not be paid as long as the Company has an outstanding balance on its revolving line of credit.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2007.

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

None.

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

GENERAL OVERVIEW

Lattice Incorporated (formerly Science Dynamics) was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over twenty-five years.

Business Overview

We began as a provider of specialized solutions to the telecom industry. Currently we provide advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solutions provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, we acquired a majority interest in “SMEI” in February 2005 and acquired “RTI” in September 2006.

On September 19, 2006, pursuant to a securities purchase agreement, we sold to Barron Partners LP, for $4,500,000 (a) a note in the principal amount of $4,500,000, and (b) common stock purchase warrants to purchase up to 12,500,000 shares of common stock at $0.50 per share and 12,500,000 shares of common stock at $1.25 per share.

Pursuant to the purchase agreement, our board of directors approved, subject to stockholder approval, a restated certificate of incorporation which, among other provisions, affects a one-for-ten reverse split in our common stock, and agreed to submit the restated certificate of incorporation to the stockholders for their approval. The restated certificate of amendment was approved by the stockholders on December 18, 2006 and became effective on February 2, 2007.

Upon the effectiveness of the restated certificate of incorporation, principal and interest due on the Note automatically converted into 7,826,087 shares of our series A preferred stock.

Each share of series A preferred stock is convertible into 2.5 shares of common stock subject to adjustment in certain instances, including the issuance by us of common stock at a price which is less than the conversion price applicable to the series A preferred stock (the “Series A Conversion Price”), which is $.23 per share, subject to adjustment. In connection with this purchase, we paid brokerage fees of $234,000 to Dragonfly Capital Partners, LLC $125,000 to Colebrook Capital and $20,000 to Crescent Fund LLC. In addition, we issued to Dragonfly warrants to purchase 489,100 share of common stock at $.50 per share, and 489,100 shares of common stock at an exercise price of $1.25 per share

In September 2006, using the proceeds from the Barron financing, we acquired all of the issued and outstanding common stock of Ricciardi Technologies Inc. (“RTI”). Pursuant to the acquisition agreement with RTI, the consideration for stock of RTI consisted of (a) $3,500,000, which was paid from the proceeds of the sale of the Note and warrants to Barron, (b) 5,000,000 shares of common stock, (c) a $500,000 promissory note (the “RTI Note”), which if not paid sooner must be paid in full on the earlier of (i) twelve months from the closing date, or (ii) the consummation of a transfer of all or substantially all of our assets or equity securities to a third party, and (b) 1,000,000 shares of our Series B Convertible Preferred Stock. To secure the indemnification obligations of the former RTI stockholders, a portion of the purchase price, consisting of $350,000 and 583,333 shares of common stock was placed in escrow for a period of 18 months, subject to any claims that may arise under the agreement during the 18-month warranty survival period. Pursuant to a registration rights agreement between us and the shareholders of RTI, the RTI shareholders were given certain registration rights.

Pursuant to the Laurus Agreement, on September 19, 2006, in exchange for the cancellation of the remaining balance of $1,500,000 on the original term note in the principal amount of $ 2,000,000, the Company (a) paid $500,000 in principal amount of the Term Note, (b) issued an amendment and restated note in the principal amount of $250,000, and (c) issued a warrant to purchase up to 1,458,333 shares of common stock (subject to adjustment), upon the cashless exercise by the holder thereof for an imputed exercise price of $1.00 per share.

In connection with the Laurus Agreement, Laurus also executed a lock up agreement, pursuant to which it agreed that, provided the Company is not in default on the note, it will not without the written consent of the Company sell, offer, contract or grant any option to sell (including without limitation any short sale), pledge, transfer, establish an open “put equivalent position” within the meaning of Rule 16a-1(h) under the Securities Exchange Act of 1934, as amended, or otherwise dispose of the Shares or publicly announce an intention to do any of the foregoing, for a period of five (5) months from September 19, 2006. Additionally, pursuant to an irrevocable Proxy, Laurus also gave us a proxy to vote all shares of Common Stock of the Company, now or in the future owned by Laurus to the extent such shares are issued to Laurus upon its exercise of its warrant to purchase 1,458,333 shares of common stock. Upon the sale or other transfer of the Shares, in whole or in part, or the assignment of the warrant, the proxy shall automatically terminate (x) with respect to such sold or transferred shares at the time of such sale and/or transfer, or (y) with respect to all shares in the case of an assignment of the warrant, at the time of such assignment, in each case, without any further action required by any person.

Pursuant to a letter agreement between us and the Keshet Fund LP and Keshet L.P. (collectively the “Keshet”), we agreed to issue 300,000 shares of common stock in consideration of the cancellation of all payment obligations arising under the convertible notes issued to Keshet by us. Additionally, Keshet will, at our expense, terminate all of its agreements with us, other than in respect of (x) indemnification and expense reimbursement provisions of such agreements and such other provisions thereof as expressly survive the payment in full of the obligations and (y) any options and/or warrants received by Keshet from us.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED  DECEMBER 21, 2006

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2007	2006
Sales	$15,217,827	$7,494,888

Net income (loss)	$3,726,213	$(15,551,433)

Net income (loss) per common share - Diluted	$0.01	$(1.31)

	OPERATING EXPENSES		PERCENT OF SALES
	2007	2006	2007	2006

Research & Development	432,069	435,768	2.8%	5.8%

Selling, General & Administrative	6,113,338	2,508,559	40.2%	33.5%

Total Operating Costs and Expenses, less amortization	$6,545,407	$2,944,327	43.0%	39.3%

SALES:

Total Revenues for the fiscal year ended December 31, 2007 increased to $15,217,827 compared to $7,494,888 in the prior year ended December 31, 2006, representing an increase of $7,722,939, or 103%. The revenue increase attributable to the acquisition of RTI (acquired revenues) in Sept 2006 was $5,299,000 or 71%. The remaining increase in revenues (32%) representing existing growth was mainly attributable to new contract vehicles and the expansion of existing contract vehicles in our Technology Services segment.

We derived 91% and 77% of our revenue during the twelve months ended December 31, 2007 and 2006, respectively, from contracts with U.S. government agencies which we segment as Technology Services. Our Technology Service revenues are derived from services and solutions provided to the federal government Dept of Defense (DoD) agencies or to prime contractors supporting the federal government, including services provided by our employees and our subcontractors.

COST OF SALES:

Cost of Sales for the fiscal year ended December 31, 2007 increased 151% to $8,423,090 from $3,335,221 for the prior year ended December 31, 2006. The increase in cost of sales attributable to the RTI acquisition in Sept 2006 was $2,720,000 or 82%. The remaining increase (69%) was attributable to organic growth and an increased use of subcontractors (higher component of cost of sales) to support our Technology Services revenues. Cost of sales in our Technology Services segment consists of direct labor and ODCs, which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in the government contracting industry, typically are incurred in response to specific client tasks and may vary from period to period. As a percentage of revenues, cost of sales increased 10.6% to 55.4% from 44.8% for the same period in 2006. The increase was mainly due to a higher component of our costs of sales attributable to an increased use of subcontractors in support of our government contracts, primarily the JPMIS Seaport-e contract a material contract which was awarded late in the 3rd quarter of 2007. If all options and award terms are exercised, this contract can generate revenue of $55 million over five years.

RESEARCH AND DEVELOPMENT:

Research and Development Expenses decreased slightly to $432,069 for the fiscal year ended December 31, 2007 from $435,768 in the year ended December 31, 2006. Engineering staffing levels are comparable to 2006 levels. Management believes that continual enhancements of the Company's products will be required to enable Lattice to maintain its competitive position. Lattice will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, General and Administrative Expenses ("SG&A") consist primarily of expenses for management, finance and administrative personnel, legal, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2007, SG&A increased to $6,113,338 from $2,508,559 for the comparable year ended December 31, 2006, representing an increase of $3,604,779 or 144%. The RTI acquisition in Sept 2006 contributed $1,389,000 or 55% of the increase to SG&A costs for the period ended December 31, 2007. Also included in the increase were non-recurring expenses totaling approximately $750,000 incurred primarily in the 3rd and 4th quarters of 2007consisiting of; integration expenses related to the RTI and SMEI acquisitions, office relocation costs , merger and acquisition expenses and management recruiting fees. The merger and acquisition expenses incurred in the 4th quarter were approximately $250,000 and were related to a transaction which failed to close. Additionally, our CEO had waived his salary in the 1st half of 2006 accounting for approximately $100,000 of the 2007 increase over prior year. Also included in our SG&A was $245,760 and $90,612 in share-based compensation expense under SFAS No. 123R, for the years ended December 31, 2007 and 2006, respectively. The remaining increase was attributable to added SG&A costs incurred to accommodate the RTI and SMEI acquisitions and prepare for future growth. As a percentage of revenues, SG&A costs increased to 40.2% from 33.5% for the years ended December 31, 2007 and 2006 respectively. Excluding nonrecurring items, our SG&A as a percentage of revenues for 2007 was 35.2% compared to 33.5% for the year ago period.

AMORTIZATION

Non-cash amortization expense for 2007 and 2006 related to intangible assets recognized in the purchase accounting of SMEI and RTI amounted to $1,990,164 and $739,454 respectively.

INTEREST EXPENSE;

Interest Expense consists of interest paid and accrued on: outstanding convertible notes, amortization of debt discount, notes payable, interest due on loans from stockholders. Interest expense decreased to $494,414 for the year ended December 31, 2007 from $704,178 for the prior year ended December 31, 2006. Included in interest expense for 2007 was $316,427 related to derivative accounting of the 2006 Barron Convertible Note and the 2005 Laurus Convertible Note. The derivative interest expense arises from amortizing to the face or redemption value (using the effective interest method) the discounted value of the host debt instrument. Included in interest expense for 2006 was $371,753 related to the derivative accounting of the 2006 Barron Convertible Note and the 2005 Laurus Convertible Note. Excluding the effects of the derivative expense, interest costs decreased slightly to $177,987 from $332,425 in 2006. During February 2007, the Barron debt was automatically converted into preferred stock.

FINANCE EXPENSE:

Finance Expense for the year ended December 31, 2007 amounted to $99,279, compared to $1,334,335 for the year ended December 31, 2006. Finance expense in 2007 represents our amortization of deferred financing fees that were incurred with the September 2006 Barron financing amounting to $33,530. Financing expense also includes $65,749 of estimated damages under registration payment arrangements that we will have to pay for delays in the meeting registration effectiveness dates. Subsequent to year-end, the Company and the investors settled these liquidated damages. However, the contractual provisions of the registration payment arrangements remain in effect and, accordingly, the Company may again be required to accrue registration payments if and when such amounts become both probable and reasonably estimable.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 10 in the accompanying financial statements.

	Year ended December 31, 2007	Year ended December 31, 2006
Derivative income (expense)	$(467,120)	$(13,858,526)
Conversion features and day-one derivative loss	$5,438,051	$105,231
Warrant derivative	$4,970,931	$(13,753,295)

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

NET INCOME (LOSS):

The Company's net income for the year ended December 31, 2007 was $3,626,213 which compared to a net loss of $(15,551,433) for the year ended December 31, 2006. Net income (loss) is influenced by the matters discussed in the other sections of this MDA However, it should be noted that net loss included $4,970,932 of derivative income which represents the decrease in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). See Derivative Income (Expense) above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income.

INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS:

Income (loss) applicable to common stock gives effect to our net income (loss), cumulative undeclared dividends on our Series B Preferred Stock amounting to $50,000 and $8,333 for the year ended December 31, 2007 and 2006, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever. In connection with our adjustment to the conversion price of the Series A Convertible Preferred Stock on December 31, 2007, we recorded deemed dividends of $2,954,507. These deemed dividends are reflected as an adjustment to net income for year ended 2007 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s auditors have expressed a going concern opinion in their audit reports for 2007 and 2006. Management acknowledges the basis for the going concern opinion, given the Company’s historical net losses and working capital deficits. However, it should be noted that the Company has made significant improvements in its operating performance in 2007. The Company has increased its sales by approximately 103% compared to 2006, through organic growth and acquisitions and reported positive cashflow from operating activities of $1,086,050 for 2007 compared to negative operating cashflow of $212,135 in 2006. The Company has also repaid short term debt totaling $833,000 in 2007. Additionally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5M note with Barron to Series A Preferred Stock. Given these events collectively and the anticipation that the positive trends will continue, management expects the going concern opinion to be removed from future filings.

At December 31, 2007, the Company’s current assets of $4,803,306 compared to current liabilities of $13,751,680. Current liabilities included $7,217,099 of non-cash derivative liabilities and a $1,500,000 accrued liability in accordance with an earn-out provision of the RTI securities purchase agreement. The earn-out provision was based on performance targets set for the 12 month anniversary from the date of acquisition (September 19, 2006). The cash earn-out payment of $1,500,000 will become payable at May 31, 2008. Excluding the derivative liabilities and the earn-out contingency, our total current liabilities were $5,034,581 which compared to current assets of $4,803,306 at December 31, 2007. Subsequent to December 31, 2006 the Company reclassified $7,223,000 of derivative liabilities to stockholders’ equity upon achieving equity classification conditions for the embedded conversion feature previously bifurcated from certain hybrid debt agreements and fair value adjustments to remaining derivative financial instruments that continue to require liability classification and fair value measurement. However, the remaining derivative balance after this reclassification of $7,217,099 relates to certain warrants that do not achieve equity classification under current accounting standards. Other components of our working capital and changes therein are discussed as follows:

Cash and cash equivalents increased to $769,915 at December 31, 2007 from $392,275 at December 31, 2006. Net cash provided from operating activities was $1,086,050 for the twelve months ended December 31, 2007 compared to net cash used by operating activities of $212,135 in the corresponding twelve months ended December 31, 2006. The $1,086,050 cash provided form operating activities consisted of; a net income of $3,626,213 favorably offset by non-cash finance expense of $91,589, minority interest expense of $79,038, an increase in accounts payable and accrued expenses of $2,294,270 offset by; non-cash income items totaling $2,186,878, a non-cash tax benefit of $1,225,976, an increase in inventory of $1,404 and an decrease in deferred revenue of $62,495, an increase in our accounts receivable of $1,427,580, and an increase in other assets of $100,727. The increase in receivables of $1,427,580 was mainly due to higher 4th quarter revenues compared to a year ago combined with some processing delays in collecting government receivables as a result of funding modifications made to task orders on a couple of our government contract vehicles. The processing delays have since been resolved in the 1st quarter of 2008 and our level of receivables is in line with industry standards.

Net cash used in investment activities was $24,916 for the twelve months ended December 31, 2007 compared to $3,548,703 in the corresponding period ended December 31, 2006. The investment in 2006 consisted mainly of the net cash component of the RTI purchase price combined with direct acquisition costs totaling $3,508,866. Purchase of Property, Plant and equipment totaled $24,916 for 2007 compared to $39,837 prior year. With revenues mostly focused on services, there is not a significant requirement for capital expenditures. The capital requirement is limited to mostly personal computers, in-house servers and network infrastructure.

Net cash used by financing activities was $683,494 for the twelve months ended December 31, 2007 compared to net cash provided by financing activities of $4,099,116 in the corresponding twelve months ended December 31, 2006. The $683,494 consisted of; repayments of short term notes totaling $833,000 favorably offset by increased borrowings on our line of credit facility of $149,506.

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85%. Interest on the line will be charged at the rate of prime plus 6%. Upon securing the line with GBBF, the Company closed the line of credit and repaid in full the outstanding balance with Presidential Financial Group. The outstanding balance with GBBF was $740,254 as of December 31, 2007.

On March 7, 2008, Lattice Incorporated (the “Company”) paid off the CAPCO line and entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the Line of Credit, which in the aggregate do not exceed 85% of the Company’s eligible accounts. The Line of Credit bears interest at 3% above the Prime Rate.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements and debt repayments. At December 31, 2007, we had $769,915 in cash and cash equivalents. We originally anticipated that our expected cashflows from operations and the availability on our Credit Facility together will provide the necessary liquidity to support operations and any payments coming due in the next twelve months. Since that time, we have experienced follow-on task order and funding delays on several of our existing contract vehicles which have negatively impacted our profitability and cashflows from operations in the 4th quarter of 2007 and into the 1st quarter of 2008. As a result, we are projecting that our cash position together with the availability on our line of credit with Private Bank will be insufficient to pay the $1,500,000 earn-out payment due the former RTI owners on May 30, 2008. We are projecting a shortfall of approximately $1,000,000. Management has been actively engaged in seeking alternative financing to make up for this shortfall. As of the time of this filing, we have not been able to secure the necessary financing.

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

Basis of Financial Statement Presentation

The Company’s auditors have expressed a going concern opinion in their audit reports for 2007 and 2006. Management acknowledges the basis for the going concern opinion, given the Company’s historical net losses and working capital deficits. However, it should be noted that the Company has made significant improvements in its operating performance in 2007. The Company has increased its sales by approximately 103% compared to 2006, through organic growth and acquisitions, posted positive operating cashflow of $1,086,050 versus negative operating cashflow of $212,135 in 2006. Additionally, upon the effectiveness of its restated certificate of incorporation on February 2, 2007, the Company was able to convert its $4.5M note with Barron to Series A Preferred Stock. Given these events collectively and the anticipation that the positive trends will continue, management expects the going concern opinion to be removed from future filings.

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

Our fixed price contracts are primarily based on unit pricing (labor hours) or level of effort As such,   the Company recognizes revenue for the number of units delivered in any given fiscal period. Accordingly, these contracts do not fall within the scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts , where revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

Impairments of long-lived assets

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $13,011,233 (or 73%) of total assets at December 31, 2007. The Company considers the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

RISKS RELATED TO OUR BUSINESS

Except for the net income generated during the year ended December 31, 2007, we have a history of losses and expect to incur losses for the foreseeable future.

We generated net income of $3,726,213 for the year ended December 31, 2007 as compared to a net loss of $(15,551,433) for the year ended December 31, 2006. The Company’s net loss for the year ended December 31, 2006 included derivative expense of $13,753,295. We cannot assure you that we will be able to operate profitably in the future.

Because we depend on government contracts for most of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United States government accounted for approximately $13,853,580, or 91% of sales, for the year ended December 31, 2007 as compared to $5,802,836, or 77% of our sales for the year ended December 31, 2006. Our government contracts are only funded on an annual basis, and the government agencies may require re-bidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a decline in sales and cash flows.

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

Certain of our contracts with government agencies require us to maintain security clearances.  Although our subsidiaries have the clearances necessary to perform under our current contracts, the federal government could at any time in its discretion remove these security clearances, which could effect our ability to get new contracts.

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

RISKS RELATING TO OUR COMMON STOCK

The potential issuance of a significant number of shares upon exercise or conversion of convertible securities and notes may depress the market price of our common stock.

As of April 15, 2008, we had 16,829,950 shares of common stock issued and outstanding and 33,828,432 shares of common stock were issuable upon conversion of our convertible securities and warrants. The sale or potential sale of these shares issuable pursuant to convertible securities and warrants may result is substantial dilution to the holders of common stock and these factors may have a depressive effect upon the market price of our common stock.

We are now required to pay liquidated damages because the registration statement of which this prospectus is a part was not declared effective in a timely manner. We may also be required to pay liquidated damages if we do not maintain a board consisting of a majority of independent directors.

The registration rights agreement, as amended, which we executed in connection with the private placement with Barron Partners LP required us to file a registration statement by February 12, 2007 and to have the registration statement declared effective by the SEC within 120 days of February 12, 2007. The registration statement was not declared effective by February 12, 2007. Thus, we are required to issue 575.6 shares of series A preferred stock to the investors for each day that we fail to meet either of the scheduled dates or if we fail to keep the registration statement effective thereafter. The registration statement was declared effective by the SEC on October 5, 2007. As of April 15, 2008, we have issued an aggregate of 52,599 shares of series A preferred stock as a result of our registration statement not being declared effective.

The purchase agreement relating to the private placement with Barron Partners LP requires us to maintain a board of directors on which a majority of directors are independent directors and an audit committee composed solely of independent directors and a compensation committee with a majority of independent directors. Our failure to continue to meet these requirements could result in our payment of liquidated damages that could be payable in cash or by the issuance of additional shares of series A preferred stock, as the investors shall determine.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock has ranged from $0.20 to $0.90. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

Because we are subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Because our stock price is less than $5.00 per share, our stock is subject to the SEC’s penny stock rules, which impose additional sales practice requirements and restrictions on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. The application of these rules may affect the ability of broker-dealers to sell our common stock and may affect your ability to sell any common stock you may own.

According to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

ITEM 7. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 30, 2007, the Company was notified that Peter C. Cosmas, CPAs, (“Former Auditor”), resigned as independent registered public accountants for the Company.

On January 22, 2008, the Company engaged Demetrius & Company L.L.C. (“Demetrius”) as its new independent registered accountants to audit its 2007 financial statements, which engagement was approved by the Company’s board of directors.

The audit reports of the Former Auditor on the financial statements of the Company for the two most recent fiscal years of 2006 and 2005 and through the date of this Current Report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company’s auditors have expressed a going concern opinion in their audit reports for 2006 and 2005. Management acknowledged the basis for the going concern opinion, given the Company’s net losses and working capital deficits.

In connection with the audit of the Company's financial statements for the two most recent fiscal years of 2006 and 2005 and through the date of this report, there were: (i) no disagreements between the Company and the Former Auditor on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in their reports on the Company's financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company engaged Demetrius as of January 22, 2008. A partner at Demetrius was engaged to perform independent concurring partner reviews for the Former Auditor on Company engagements for the past three years, as required by the standards of the Public Company Accounting Oversight Board (PCAOB). This review consisted of reading the auditors report and financial statements for compliance with U.S. generally accepted accounting principals (GAAP). Demetrius also read the body of form 10-KSB for any inconsistencies with the financial statements. The concurring review also consisted of examining certain audit documentation and discussing with the lead partner and other engagement personnel of any unusual or significant auditing, accounting or reporting matters. Demetrius had no direct contact with the Company’s personnel or officers and was contracted by and worked for the Former Auditor. Accordingly, the Company had no consultations during the fiscal years 2006, 2005 and the subsequent interim period through January 22, 2008 with Demetrius, with respect to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A(T). CONTROLS AND PROCEDURES.

During the course of the audit, our auditors determined that accounting errors were made in the accounting for and disclosing for deferred tax liabilities and goodwill in the connection with the acquisitions of SMEI and RTI during the years ended December 31, 2006 and December 31, 2005.  In accordance with the proposed adjustments by our auditors, we have recorded the required deferred tax liabilities and corresponding increases to goodwill.  Management has determined that such adjustments did not require a restatement of our financial statements for the year ended December 31, 2006 as there was no impact on our statement of operations.  In addition, we determined that the limited financial backgrounds of members of our executive management beyond our chief financial officer are inhibiting our financial reporting process.  Accordingly, we plan on hiring additional personnel with more substantial financial backgrounds.

As a result, we have determined that our disclosure controls were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the changing criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

ITEM 8B. OTHER INFORMATION.

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

Name	Age	Position
Paul Burgess	42	President, chief executive officer and director
Joe Noto	48	Chief financial officer and secretary
Eric D. Zelsdorf	41	Chief technology officer
Jeannemarie Devolites Davis	51	Director
Robert E. Galbraith	63	Director
Donald Upson	53	Director

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

COMMITTEES

We have an audit committee. The members of our audit committee are Donald Upson, Jeannemarie Devolites, and Robert E. Galbraith, all of whom are independent. Thomas F. Gillett resigned from the audit committee on December 12, 2007. We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B, but expect to designate one in the near future. We have not yet adopted an audit committee charter but expect to do so in the near future.

We have a compensation committee. The members of the compensation committee are Paul Burgess, Jeannemarie Devolites Davis, Robert Galbraith, and Donald Upson. Thomas F. Gillett resigned from the compensation committee on December 12, 2007.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2007: [SECTION 16 FILINGS TO BE REVIEWED BY SRFF].

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

 SUMMARY COMPENSATION TABLE [COMPANY, PLEASE UPDATE FOR 2007]

The following information is furnished for the years ended December 31, 2007 and 2006 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name and Principal Position	Year	Salary $		Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Paul Burgess	2007	$225,000									$225,000
President, Chief Executive Officer and Director	2006	$112,500	(3)	$52,500							$165,500

Joseph Noto	2007	$150,000		$30,000							$180,000
Chief Financial Officer	2006	$150,000		30,000	—						$180,000

Mike Ricciardi (4)	2007	$176,422							$15,000	(5)	$191,422
Chief Operating Officer	2006	41,250		—		$75,000			$15,000	(5)	131,250

Eric Zelsdorf	2007	$160,000									$160,000
Chief Technology Officer	2006	$160,000									$160,000

(1) Represents performance bonus earned in the year when paid.

(2) These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model.

(3) Mr. Burgess waived $112,500 of his salary in the first half 2006. His annual base salary is $225,000 per his employment agreement.

(4) Mr. Ricciardi’s salary is for part of the year since his hire date was September 19, 2006 coinciding with the acquisition of RTI. Additionally Mr. Ricciardi received 125,000 options with a strike price of $0.60 per share which vest annually over three years from date of hire. Mr. Ricciardi ceased working for the Company on October 16, 2007. On October 16, 2007 the Company entered into a severance agreement with Michael Ricciardi the former COO of the Company, which supersedes his September 19, 2006 employment agreement. Per the agreement the Company will pay $210,000 as follows: $20,000 upon signing of the agreement and $190,000 shall be paid in equal bi-monthly payment for 12 months. For such consideration the employee agrees to a non compete agreement for the next 12 months.

(5) Included in other compensation is $15,000 pursuant to a consulting arrangement with Mr. Ricciardi’s spouse. This arrangement expired March 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2007

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Joseph Noto	133,333	66,667	(1)	—		$1.00	July 2015

Paul Burgess	200,000 200,000 400,000	— — 200,000	(2)		$ $ $	0.30 0.50 1.00	May 2014 Oct 2014 Feb 2015

(1)	66,667 vests July 2008

(2)	200,000 vests Feb’ 2008

COMPENSATION OF DIRECTORS

Directors are compensated $1,000 per in-person Director’s meeting. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.   No director received any compensation for serving as a member of our board of directors.

EMPLOYMENT AGREEMENTS

On February 4, 2005, we entered into an employment agreement with SMEI and Eric D. Zelsdorf. Under the agreement, Mr. Zelsdorf will be employed as SMEI’s Chief Technology Officer until December 31, 2007. For his services, SMEI agreed to pay Mr. Zelsdorf a base salary of $160,000 per year. Mr. Zelsdorf also may be paid an incentive bonus based on a percentage of his base salary. We agreed to grant Mr. Zelsdorf stock options upon completion of the acquisition of SMEI in accordance with our employee stock option program. The exercise price of the stock options is to be set at the stock price at the close of the acquisition of SMEI. The agreement will terminate upon the following events and conditions:

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

In September 2006, we entered into an employment agreement with Michael Ricciardi, pursuant to which he is serving as our Chief Operating Officer. Pursuant to his employment agreement, Mr. Ricciardi is to receive a base salary of $165,000 per year and an annual bonus of not less than 30% of his then current base salary, if established revenue and personal goals are achieved. In addition, the Company is to grant an incentive stock option to purchase 125,000 shares of the common stock at an exercise price of $.60 per share. The term of the agreement is three (3) year unless sooner terminated pursuant to its terms. Thereafter, the Agreement shall automatically renew from year to year unless terminated as provided therein. Mr. Ricciardi ceased working for the Company on October 16, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 15, 2008 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	1,000,000	5.6%
Eric D. Zelsdorf	583,560	3.5%
Robert Galbraith (4)	124,500	*
Michael Ricciardi (5)	3,118,703	18.5%
Marie Ricciardi (5)	3,118,703	18.5%
Burlington Assembly of God (6) 2035 Columbus Road Burlington, New Jersey 08016	1,000,000	5.8%
Joe Noto (3)	133,333	*
Dragonfly Capital Partners, LLC (7) 420 Lexington Avenue Suite 2620 New York, New York 10170	978,200	5.5%
Jeannemarie Devolites Davis	-	*
Thomas F. Gillett (8)	-	*
Donald Upson	-	*
Alan Bashforth (9)	1,759,836	9.9%
All named executive officers and directors as a group (8 persons)	1,841,393	9.9%

*   Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)
Applicable percentage ownership is based on 16,829,428 shares of common stock outstanding as of April 15, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2008, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents shares issuable upon exercise of options.

(4)	Includes 5,000 shares owned by Mr. Galbraith’s wife, as to which Mr. Galbraith disclaims beneficial interest

(5)
Mr. and Mrs. Ricciardi are husband and wife. The number of shares beneficially owned by each of them includes (a) 717,974 shares owned by Michael Ricciardi, (b) 1,480,823 shares owned by Marie Ricciardi, and (c) 919,905 shares owned by them as custodian for their minor child. Mr. and Mrs. Ricciardi disclaim beneficial interest in the shares owned by the other and their minor child.

(6)	Represents 666,667 shares of common stock and 333,333 shares of common stock issuable upon exercise of warrants.

(7)
Warrants issued to Dragonfly as placement fees for the Barron financing. These warrants were issued in 2 traunches of 489,100 each with a strike price of $0.50 and $1.25 per share respectively with a five year term.

(8)	Mr. Gillett resigned from the Board of Directors and its audit and compensation committees on December 12, 2007.

(9)
Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; and (d) 200,000 shares issuable upon exercise of options held by Calabash Holdings Ltd exercisable at 0.50 per share which expire March 31, 2008; and (e) 600,000 warrants exercisable at $1.00 per share which expire 2012 and (f) 170,000 shares and 850,000 warrants issued in connection with the private placement of common stock between April 14 th and May 11, 2006. The warrants are five year warrants and have a strike price of $1.20 per share. We issued 100,000 shares of common stock in December 2007 related to consulting services rendered.

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

4.4	Form of warrant issued to Barron Partners LP**

4.5	Promissory Note issued to Barron Partners LP**

4.6	Form of warrant issued to Dragonfly Capital Partners LLC**

4.7	Secured Promissory Note issued to Michael Ricciardi**

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.**

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

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

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006**

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi**.

10.17	Amendment to Employment Agreement - Paul Burgess**

10.18	Amendment to Employment Agreement - Joseph Noto**

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.**

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

14.1	Code of Ethics (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006**

99.10	Lockup Agreement from Laurus Master Fund, LTD.**

99.11	Irrevocable Proxy**

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006**

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.**

** Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006 were $107,500 and $101,357, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $7,500 and $2,450, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2007 and 2006.

Audit Committee Pre-Approval Policies and Procedures

All members of the Company’s audit committee approved the engagement of Demetrius & Company LLC as the Company’s independent registered public accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: April 15, 2008	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: April 15, 2008	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	April 15, 2008

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	April 15, 2008

/s/ Robert Galbraith
Robert Galbraith	Director	April 15, 2008

/s/ Jeannemarie Devolites Davis
Jeannemarie Devolites Davis	Director	April 15, 2008

Donald Upson	Director	April 15,2008

Lattice Incorporated (formerly Science Dynamics Corp)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheet of Lattice Incorporated and its subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements also assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Lattice Incorporated and subsidiaries will continue as a going concern. As discussed in Note1b to the financial statements, the Company requires additional working capital to meet its current liabilities. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are more fully described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Demetrius & Company, L.L.C.

Demetrius & Company, L.L.C.
Wayne, New Jersey 07470
April 15, 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Lattice Incorporated and its subsidiaries for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing   the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated statements of Operations and cash flows for of Lattice Incorporated and subsidiaries for the year ended December 31, 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Peter C. Cosmas Co. CPA’s

Peter C. Cosmas Co. CPA’s
370 Lexington Ave.
New York, NY 10017
March 9, 2007

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31,
2007
ASSETS:
Current assets:
Cash and cash equivalents	$769,915
Accounts receivable, net	3,839,744
Inventories	65,846
Other current assets	127,801
Total current assets	4,803,306

Property and equipment, net	27,530
Goodwill	7,629,632
Other intangibles, net	5,354,071
Other assetes	118,623
Total assets	$17,933,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,716,411
Accrued expenses	1,252,916
Due to former Stockholder's per Sept 19, 2006 purchase agreement	1,500,000
Customer deposits	15,000
Deferred revenue	-
Notes payable	1,050,254
Derivative liability	7,217,099
Total current liabilities	13,751,680

Deferred tax liabilities	2,661,954
Minority interest	214,599

Shareholders' equity
Preferred Stock - .01 par value	88,387
10,000,000 shares authorized, 8,838,686 and 1,000,000 shares issued and outstanding respectively
Common stock - .01 par value, 200,000,000 authorized,	168,425
16,842,428 and 16,642,428 issued, 16,829,428 and 16,629,848 outstanding respectively
Additional paid-in capital	36,854,901
Accumulated deficit	(35,408,951)
1,702,762
Common stock held in treasury, at cost	(397,833)
Shareholders' equity	1,304,929
Total liabilities and shareholders' equity	$17,933,162

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006

Revenue - Technology Services	$13,853,580	$5,802,836
Revenue - Technology Products	1,364,247	1,692,052
Total Revenue	15,217,827	7,494,888

Cost of Revenue - Technology Services	7,892,257	2,801,085
Cost of Revenue - Technology Products	530,833	554,136
Total cost of revenue	8,423,090	3,355,221

Gross Profit	6,794,737	4,139,667

Operating expenses:
Selling, general and administrative	6,113,338	2,508,559
Research and development	432,069	435,768
Amortization expense	1,990,164	739,454
Total operating expenses	8,535,571	3,683,781

Income (Loss) from operations	(1,740,834)	455,886

Other income (expense):
Derivative income (expense)	4,970,932	(13,753,295)
Extinguishment loss	(157,130)	(158,266)
Finance expense	(99,279)	(1,334,335)
Total other income (expense)	4,714,523	(15,245,896)

Net interest expense	(494,414)	(704,178)

Minority Interest	(79,038)	(57,245)

Income (loss) before taxes	2,400,237	(15,551,433)

Income taxes (benefit)	(1,325,976)	-

Net income (loss)	3,726,213	(15,551,433)

Reconciliation of net income (loss) to
income applicable to common shareholders:
Net income (loss)	3,726,213	(15,551,433)
Series A Preferred stock dividend	(2,954,507)
Series B Preferred stock dividend	(50,000)	(8,333)
Income (loss) applicable to common stockholders	721,706	(15,559,766)

Income (loss) per common share
Basic	$0.04	$(1.31)
Diluted	$0.01	$(1.31)

Weighted average shares:
Basic	16,658,343	11,888,458
Diluted	57,542,816	11,888,458

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

Cash flow from operating activities:
Net Income (Loss) before preferred dividends	$3,726,213	$(15,551,433)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Derivative (income) expense	(4,970,932)	13,753,295
Amortization of intangible assets	1,990,164	739,454
Provision for income taxes	(1,325,976)
Amortization of debt discount (effective method)	205,809	371,753
Amortization of deferred financing	26,119	1,334,335
Stock issued for services	40,000
Financing expenses paid in stock	65,470
Extinguishment loss	157,130	158,266
Minority interest	79,038	57,245
Interest derivative	110,618
Share-based compensation	245,760	90,612
Depreciation	34,573	40,831
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,427,580)	(818,847)
Inventories	(1,404)	23,150
Other current assets	(105,040)	(69,472)
Other assets	4,313	1,649
Increase (decrease) in:
Accounts payable and accrued liabilities	2,294,270	(270,269)
Customer deposits	-	(135,199)
Deferred revenue	(62,495)	62,495
Total adjustments	(2,540,163)	15,339,298
Net cash provided by (used for) operating activities	1,086,050	(212,135)
Cash Used in investing activities:
Investment in "RTI"	-	(3,665,638)
Acquired Cash RTI	-	156,772
Purchase of equipment	(24,916)	(39,837)
Net cash used for investing activities	(24,916)	(3,548,703)
Cash flows from financing activities:
Issuance of common stock, net	-	1,293,906
Repayments of convertible notes (Laurus)	-	(1,000,000)
Issuance of convertible debt, net of fees	-	4,450,000
Financing fees in connection with Barron financing and Revolving Line of Credit	149,506	(553,059)
Revolving credit facility (payments) borrowings, net	-	137,898
Short term notes paid	(833,000)	(234,000)
Loans from Stockholders' & Officers	-	250,000
Loans paid Stockholders' & Officers	-	(245,629)
Net cash (used) provided by financing activities	(683,494)	4,099,116
Net increase (decrease) in cash and cash equivalents	377,640	338,278
Cash and cash equivalents - beginning of period	392,275	53,997
Cash and cash equivalents - end of period	$769,915	$392,275

Supplemental cash flow information
Interest paid in cash	$177,987	$315,470
Non-cash :
RTI earn-out	$1,500,000
Prepaid finance cost reclassified as equity	$442,474
Accrued expenses settled with stock warrants	$874,000

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHARHOLDERS' EQUITY (DEFICIT)
FOR THE TWO YEARS ENDED DECEMBER 31, 2007

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount	Shares	Amount			Shares	Amount

Shareholders' equity January 1, 2006			8,967,477	$89,675	$19,609,720	$(20,579,244)	12,580	$(397,833)	$(1,277,682)

Issuance of Common Stock -Private Placmenent			2,274,951	22,750	1,371,156				1,393,906

Issuance of Common Stock - RTI Acquisition			5,000,000	50,000	3,040,000				3,090,000

Issuance of Common to Keshet in extinguishment of debt			300,000	3,000	177,000				180,000

Issuance of Common - July 06 Laurus Amendment			100,000	1,000	57,500				58,500

Preferred Series B issued - RTI acquisition	1,000,000	10,000			504,179				514,179

Share based compensation					91,412				91,412

Net Income (Loss)						(15,551,413)			(15,551,413)

Stockholders' equity (deficit), December 31, 2006	1,000,000	$10,000	16,642,428	$166,425	$24,850,967	$(36,130,657)	12,580	$(397,833)	$(11,501,098)

Net Income (Loss)						3,726,213			3,726,213

Conversion of 40,000 SHS SeriesA Preferred	(40,000)	(400)	100,000	1,000	(600)				-

Dragonfly warrants reclassed to equity upon Note Conversion					462,517				462,517

Share-based compensation					245,760				245,760

Cash Dividends -SeriesB Preferred						(50,000)			(50,000)

100,000 SHS issued A Bashforth Consultling services			100,000	1,000	39,000				40,000

52599 SHS of Series A issued liquidated damages - Reg Filing	52,599	526			65,223				65,749

Stock Dividends -Preferred SeriesA EBITDA Ratchet					2,954,507	(2,954,507)			-

Conversion of Barron Convertible Debt	7,826,087	78,261			8,237,527				8,315,788

Stockholders' equity, December 31, 2007	8,838,686	$88,387	16,842,428	$168,425	$36,854,901	$(35,408,951)	12,580	$(397,833)	$1,304,929

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a) Organization

Lattice Incorporated (the "Company") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. With the SMEI acquisition, approximately 90% of the Company’s revenues are derived from solution services. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 90% of the Company’s revenues are derived from solution services. RTI’s income and expresses are included in the results of operations from September 19, 2006. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation

At December 31, 2007 the Company has a working capital deficiency of $8,948,374 including non-cash derivative liabilities of $7,217,099. During 2007 the Company recorded a liability of $1,500,000 in connection with an earn-out provision of its securities purchase agreement with the former owners of RTI. Due to the working capital deficiency the Company does not have sufficient working capital to settle this obligation coming due on May 31, 2008. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and the ability to secure alternative financing. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

 e) Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

f) Fair value disclosures:

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(m), below, derivative financial instruments are carried at fair value.

g ) Cash

The Company maintains its cash balances with various financial institutions. Balance at various times during the year may at time exceed Federal Deposit Insurance Corporation limits.

h) Inventories :

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

i) Income Taxes :

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

Effective January 1, 2007, the Company adopted Financial Interpretation No.48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB
Statement No. 109” (FIN 48), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertainties tax positions are to be recognized, measured, and derecognized in financial statements: requires certain disclosures of uncertain tax matters: specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.

j)    Revenue Recognition :

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97-2 with regards to its software products sold under its Technology Products segment. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (post-contract support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

Under our Technology Services segment, our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. The majority of our 2007 and 2006 service revenues were time -and-material and fixed-price based contracts. For fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any further event. There were no open fixed price contracts at December 31, 2007.

Our fixed price contracts are primarily based on unit pricing (labor hours) or level of effort As such, the Company recognizes revenue for the number of units delivered in any given fiscal period. Accordingly, these contracts do not fall within the scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, where revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

k) Share-based payments - On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2007 and 2006, share-based payment expense was $245,760 and $90,612 respectively. As of December 31, 2007, there was approximately $127,833 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $127,833 will be charged to operations over the weighted average remaining service period of two years. See Note 15 for more information.

l) Depreciation, amortization and long-lived assets

Long-lived assets include:

Property, plant and equipment - These assets are recorded at original cost. The Company depreciates the cost evenly over the assets' estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Goodwill- Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets acquired and the liabilities assumed at the date of acquisition. Goodwill is not amortized. The Company tests goodwill for impairment annually ( or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value to determine if there is an indication that potential impairment may exist. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of this income approach method provides reasonable estimates of the reporting unit’s fair value. Fair value computed by this method is arrived at using a number of factors, including projected future operating results, economic projections and anticipated future cash flows. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, management believes that this method provides a reasonable approach to estimate the fair value of the Company’s reporting units.

The income approach, which is used for the goodwill impairment testing, is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit's expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit's industry. The income approach is based on a reporting unit's five year projection of operating results and cash flows that is discounted using a build up approach. The projection is based upon management's best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future capital expenditures and changes in future working capital requirements based on management projections.

Identifiable intangible assets - The Company amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

At least annually, The Company reviews all long-lived assets for impairment. When necessary, charges are recorded for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets.

m) Derivative financial instruments and registration payment arrangements:

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 8 for additional information.

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

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

n) Recent accounting pronouncements

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company is subject to the provisions of SFAS 157 beginning January 1, 2008. The Company has not yet determined whether SFAS 157 will have a material impact on its financial condition, results of operations, or cash flow. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with first quarter 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities , (“FAS 159”). FAS 159 permit entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that FAS 159 will have any material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised - 2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and non-controlling interests. The statement is effective for fiscal years beginning after December 15, 2008. The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations and financial condition.

o)  Basic and diluted income (loss) per common share- The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards No 128, Earnings Per Share (“FAS 128”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 58 million shares and 48 million shares at December 31, 2007 and 2006, respectively. In connection with the Company’s adjustment to the conversion price of the Series A Convertible Preferred Stock on December 31, 2007, the Company recorded deemed dividends of $3,004,507. These deemed dividends are reflected as an adjustment to net income for the year ended 2007 to arrive at net income applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

Note 2- Business acquisition:

On September 19, 2006, the Company closed on its Stock Purchase Agreement with Ricciardi Technologies Inc. (“RTI”) and the holders of all of the outstanding common stock of RTI. The Company completed the acquisition of 19,685 shares of the outstanding common stock of RTI which shares constitute 100% of the issued and outstanding shares of capital stock of RTI on a fully diluted basis. As consideration for such shares of RTI the Company paid (i) $3,500,000 in cash, and issued (ii) 5,000,000 shares of common stock, (iii)a $500,000 promissory note payable in full twelve months from the closing, and (iv)1,000,000 shares of the Company's Series B Convertible Preferred stock. Each share of Series B Preferred Stock will automatically convert into common stock on September 18, 2007, at the conversion rate of 8 1/3 shares of common stock provided that all accrued and unpaid dividends on the Series B preferred have been paid and, subject to adjustment in the event of stock dividends, splits and other distributions. The Company may at any time until September 18, 2007 redeem the Series B Preferred Stock at a redemption price of $0.50 per share. To secure the indemnification obligations of the former RTI stockholder, a portion of the purchase price, consisting of $350,000 and 5,833,333 shares of common stock was placed in escrow for a period of 18 months. The common stock issued was valued based upon an average of five days preceding and five days following the date that the Company and RTI agreed to all significant terms of the Agreement, and such terms were publicly disseminated. As of September 30, 2007, the Company had not declared any dividends on the Series B preferred. Accordingly, the Series B preferred has yet to be converted.

During 2007, the Company recorded a liability of $1,500,000 related to an additional purchase consideration to the former RTI stockholders. The liability was recorded as goodwill. The computation of the EBITDA was calculated as defined in the agreement. The payment is payable in May 2008 per the agreement..

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

The total purchase price including contingent consideration amounted to $12,403,511 and was allocated as follows, based upon the fair value of assets acquired and liabilities assumed:

Category	Amount
Current assets	$1,230,027
Property and equipment	1,473
Intangible assets	12,073,506
Deposits	9,406
Current liabilities	(910,901)
$12,403,511

Intangible assets acquired consisted of the following:

	Life
Customer relationships	5	$3,382,517
Know how and processes	5	2,924,790
Goodwill	—	5,066,927
Contractual backlog	1	534,272
Employment contract	1	165,000
		$12,073,506

The Company recorded amortization of $1,763,404 for the twelve months ended December 31, 2007 related to the intangible assets listed above. The Company believes that the expansion into this business affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of RTI.

Note 3- Segment reporting:

Management views its business as two operating units, Technology Products and Technology Services.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
Revenue
Technology Services	$13,853,580	$5,802,836	(a)
Technology Products	1,364,247	1,692,052
Total Consolidated Revenue	$15,217,827	$7,494,888

Gross Profit
Technology Services	5,961,323	3,001,751	(a)
Technology Products	833,414	1,137,916
Total Consolidated Gross Profit	$6,794,737	$4,139,667	(a)

Assets
Technology Services	$17,166,440
Technology Products	766,722
Total Assets	17,933,162

Note 4 -Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2007.

Note 5 -Property and Equipment

2007
Computers, fixtures
And equipment	$1,658,592

Less accumulated
Depreciation	(1,631,062

Totals	$27,530
A summary of the major components of property and equipment is as follows:

Note 6 - Notes payable

Notes payable consists of the following as of December 31, 2007.:
2007

Revolving credit facility (a)	$740,254
Notes Payable - Stockholders/Officers (b)	310,000
Short term notes payable (c)	0
Convertible note (d)	0
Total notes payable	1,050,254
Less current maturities, associated with notes payable	(1,050,254

Long-term debt	$--

(a) Revolving line of credit:

On November 10, 2006, the Company secured a Line of Credit facility with Greater Bay Business Funding ("GBBF") for $2,000,000. The line is primarily secured by the Company's accounts receivables. The Advance Rate is 85% of qualifying accounts receivable. Interest on the line is at of Prime, plus 6.0%. Upon securing the line with GBBF, the Company repaid in full and closed out the credit facility with Presidential Financial Group. The total outstanding balance on this facility as of December 31, 2007 and December 31, 2006 was $740,254 and $590,749 respectively. Additionally, the Company incurred an up-front fee of $20,000 which is being amortized on the straight-line method, due to the immaterial amount involved, over the twelve month term of the facility. See Note 19.

(b) Notes payable stockholders/officers:

The Company has a short-term loan payable to a former officer and stockholder of the Company amounting to $35,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note.

At December 31, 2007 the Company has a short term note payable of $275,000 with a director of the Company. The note bears interest at 20% per annum and is payable monthly at $12,500 from February 2008 to April 2008, than $32,812 until paid in full..

As part of the RTI acquisition the Company issued a note in the amount of $500,000 to the former stockholders of RTI as part of the purchase price. The note was payable in September 2007 and bore an interest rate of 10.0% per annum. In September 2007 the Company paid the entire note including accrued interest to the former stockholders of RTI.

(c) Short term notes:

On September 18, 2006, the Company entered into an Omnibus Amendment and Waiver Agreement with Laurus Master Fund, LTD (“Laurus”). into a Term Note for $250,000 with Laurus. The Term Note bore interest at a rate per annum equal to the prime rate published in The Wall Street Journal from time to time, plus 3%, but shall not be less than 8%. Interest payments are due monthly, in arrears, commencing on August 1, 2006 and ending on the maturity date which is September 18, 2007. In September 2007 the Company paid the outstanding balance of $250,000.

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
$4,045,149

The derivative warrants were issued in two traunches, each having terms of five years. The traunches have exercise prices of $0.50 and $1.20, respectively, subject to adjustment in certain instances, including an adjustment in the event the Company’s EBITDA for the year ended December 31, 2006 is less than $.019 per share or if the Company’s EBITDA for the year ended December 31, 2007 is less than $.0549 on a fully-diluted basis, then the conversion price will be reduced by the percentage shortfall, up to a maximum of 30%. The Company fair valued the derivative warrants using the Black-Scholes-Merton Technique using a volatility factor of 90.76% and a risk free interest rate of $4.69%. The Company uses the Black-Scholes-Merton valuation technique for warrants because this technique embodies all of the assumptions necessary to fair value non-complex instruments.

As reflected in the above table, proceeds were insufficient to record the derivative financial instruments at their fair values. Accordingly, the Company was required to recognize a day-one derivative loss in its statement of operations in the amount of $17,096,035. This charge was recorded in the Company’s third fiscal quarter of its year ended December 31, 2006.

The Restated Certificate of Incorporation was filed on February 2, 2007, at which time, the conversion rate on the Convertible Promissory Notes became fixed at $.575 and the bifurcated conversion option no longer required separate derivative classification and accounting under FAS 133. However, the derivative value is still required to be adjusted to fair value on the date of this event and the adjustment is recognized in income. Based on the guidance of EITF 06-07, Issuers Accounting for a Previously Bifurcated Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No.133, when a previously bifurcated conversion option no longer requires bifurcation, the Company is required to immediately adjust the derivative to fair value and reclass that amount to stockholder’s equity. Application of this standard resulted in reclassification of the fair value of the embedded conversion feature on the event date (amounting to $7,223,234) to Paid in capital. The warrants continue to require classification as derivative warrants because, notwithstanding the Company’s re-established ability to share settle all of its share-indexed financial instruments, the warrants continue to fail certain other requirements for equity classification (principally the requirement of payment of penalties in the event of non-filing of reports with the Securities and Exchange Commission; a requirement under the arrangement presumed not to be within the Company’s control).

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

Note 7-Goodwill and other intangible assets:

The table below presents amortizable intangible assets as of December 31, 2007 .

2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(845,629)	$2,536,888	5 years
Know how and processes	2,924,790	(731,198)	2,193,592	5 years
Customer backlog	1,388,355	(918,610)	469,745	3.64 years
Customer lists	279,717	(125,871)	153,846	5 years
Employment contract	165,000	(165,000)	--	1 year
	$8,140,379	$(2,786,308)	$5,354,071

Total intangibles amortization expense was $1,990,164 for the year ended December 31, 2007.

Estimated annual intangibles amortization expense as of December 31, 2007 is as follows:
2008	1,579,767
2009	1,579,767
2010	1,523,077
2011	579,915
2012	91,545
Total	$5,354,071

The aggregate amount of goodwill acquired was $7,629,632 as of December 31, 2007. Under SFAS No. 142, “Goodwill and Other Intangibles”, goodwill and other indefinite-lived intangibles must be tested for impairment annually (or in interim periods if events indicate possible impairment). The Company tested goodwill for impairment as of year-end 2007 and 2006 and no impairment was indicated.

SFAS 142 requires that a goodwill impairment assessment be performed at the "reporting unit" level. At December 31, 2007, the Company had one reporting unit, which was consistent with the Technology Services sector, which had a significant amount of goodwill. Under the provisions of SFAS 142, this reporting unit was tested for impairment as of December 31, 2007.

Even though the Company determined that there was no goodwill impairment as of the December 31, 2007 annual assessment, the future occurrence of a potential indicator of impairment, such as a significant adverse change in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, would require an interim assessment for some or all of the reporting units prior to the next required annual assessment on December 31, 2008.

Note 8 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 49,287,620 and 46,923,550 shares of the Company’s common stock as of December 31, 2007 and 2006, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments as of December 31, 2007 and for the year ended December 31, 2007 and 2006:

Derivative income (expense)	Year ended December 31, 2007	Year ended December 31, 2006
Conversion features	$(467,120)	(13,858,526)
Warrant derivative	$5,438,051	105,231
	$4,970,931	(13,573,295)

Liabilities	December 31, 2007
Compound derivative	$	(—)
Warrant derivative		$(7,217,099)
Total		$(7,217,099)

Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2007 included conversion or strike prices ranging from $0.1 - $1.10; volatility factors ranging from 112.73% - 131.27% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 3.45% - 4.27%.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.  Since the conversion feature no longer required bifurcation as of February 2, 2007, there was no compound derivative recorded as of December 31, 2007.

Note 9. Stockholders’ equity:

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

On February 2, 2007 the Company file a restated certificate of incorporation with the State of Delaware, upon the effectiveness the principal and interest due on the Barron note was automatically converted into 7,826,087 shares of the Company's Series A Preferred Stock as is determined by dividing the principal amount of the note by the Conversion Price, at $.575.

In 2007, the company incurred liquidated damages for not having its registration statement effective within 120 days from the filing date as stated in its registration rights agreement with Barron LP. The damages amounted to 55,599 shares of series A Preferred stock issued to Barron to satisfy the liquidated damages. The Company recorded $65,749 in finance expense pertaining to these damages in the year ended 2007..

On December 27, 2007, the Company received a conversion notice from Barron converting 40,000 shares of Preferred Series A stock to 100,000 shares of common. The common shares were issued and the conversion was recorded in the shareholders’ equity for the year ended 2007.

Note 10- Dividends

On September 19, 2006, the Company entered into a private placement with Barron Partners LP (Barron), pursuant to which the Company sold Barron a convertible subordinated promissory note in the principal amount of $4.5 million (See Note 9). As a result of the filing of our amended and restated certificate of incorporation with the State of Delaware, on February 2, 2007, the principal and interest due on the Barron note automatically converted into 7,826,087 shares of Series A Convertible Preferred Stock.

Under the terms of the Series A Convertible Preferred Stock Certificate of Designation, the conversion rate of the preferred stock was to be adjusted based on whether the Company met certain operating performance criteria. The criteria was measured based on the operating results of fiscal 2007. During fiscal 2007 the initial $0.23 per share conversion rate on the preferred stock was adjusted downward as the Company did not achieve $0.549 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2007. The adjustment was limited to a maximum of 30%.

Pursuant to EITF 98-5 a contingent beneficial conversion feature is measured at commitment date but is not recognized in earnings until the contingency is resolved. The Company recognized an incremental deemed dividend and adjustment to retained earnings of $2,954,507, on December 31, 2007, representing the intrinsic value of the additional costs of the shares issued arising from the reduction in the preferred stock conversion rate (from $0.23 to $0.161 per share) arising from the effects of not attaining the 2007 operating performance targets.

The Company has also recorded dividends payable on the $1,000,000 5% Series B Preferred Stock in 2007. Dividends can not be paid as long as the Company has an outstanding balance of its revolving line of credit.

Note 11- Income Taxes

The tax provision consists of the following:

	December 31, 2007	December 31, 2006

Current		-0-
Deferred	$1,325,976	-0-

The components of the deferred tax assets (liability) as of December 31, 2007:

Deferred Tax Assets:	2007
Net Operating loss carry forward	$6,949,095
Derivative liability	2,930,142
Total Deferred Tax Asset	9,879,237
Valuation allowance for
Deferred tax asset	9,879,237

Deferred Tax liability:
Intangible Assets	2,355,790
Cash to accrual	306,164
Total Deferred Tax Liability	2,661,954
Net Deferred Tax

Long Term	2,661,954
Net deferred tax	$2,661,954

As of December 31, 2007, the Company generated a net operating loss carry forwards of approximately $15,684,987 available expiring 2010-2027.

There were certain adjustments made to goodwill resulting from a correction of accounting for deferred income taxes related to prior year stock acquisitions. See Note 2, and 14. The net effect was to increase overall goodwill by $3,581,766 for 2006 and 2005 acquisitions, with a corresponding increase to net deferred tax liability. There was no income statement impact resulting from this adjustment.

The provision for income taxes reported for the year ended December 31, 2007.

Year Ended December 31, 2007

Provision (benefit) for taxes using statutory rate	$816,081
State taxes, net of federal tax benefit	(1,320)
Permanent differences:
Qualified stock based compensation	(83,558)
Other	(26,873)
Derivatives	(1,690,117)
Changes in Prior year Deferred Tax estimates
State	(81,340)
Changes in Prior year Deferred Tax estimates
Federal	(244,020)
Provision (Benefit) for income taxes	$(1,325,976)

The Company and its subsidiaries have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” (FIN 48) effective January 1, 2007. The Company had identified its federal consolidated tax returns as a “major” taxing jurisdiction as defined under FIN 48. At December 31, 2007 the company has evaluated its tax filings with major tax jurisdiction for the calendar years 2004 through 2007. These years remain open and can be subjected to an examination. Based on its evaluation, the Company believes that its income tax filings positions and deductions would be sustained under examination and does not anticipate any adjustments that would result in a material change in its financial position. Therefore, no allowance for uncertain income tax positions, including interest and penalties, were required to be recorded at December 31, 2007 pursuant to FIN 48. Additionally, no cumulative effect of an accounting change resulted from the Company’s initial adoption of the FASB Interpretation.

Note 12- Commitments

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2009 and 2010. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease payments required under operating leases that have initial or remaining non-
2008	265,330
2009	295,068
2010	251,342

Total minimum lease payments	$811,740

Total rent expense for was $372,134 and $276,575 for the year ended December 31, 2007 and 2006 respectively.

 Note 13- Private Placement - Equity Financing

Between April 14, 2006 and May 11, 2006 the Company sold 2,274,951 shares of common stock and 1,161,587 warrants to purchase additional shares of common stock to various accredited investors in a private placement The Company received $1,293,906 and exchanged $100,000 of accrued expenses for a total of $1,393,906. Each unit is comprised of 10 shares and 5 warrants to purchase one shares of common stock with an exercise price of $1.20 per share exercisable for five years. Each 100 shares of common stock and one common stock purchase warrant were sold for a per-unit price of $60.00, or $0.60 per share.

 Note 14-Related party agreements

On October 16, 2007 the Company entered into a severance agreement with Michael Ricciardi the former COO of the Company, which supersedes his September 19, 2006 employment agreement. Per the agreement the Company will pay $210,000 as follows: $20,000 upon signing of the agreement and $190,000 shall be paid in equal bi-monthly payment for 12 months. For such consideration the employee agrees to a non- compete agreement for the next 12 months.

On August 28, 2006 the Company amended Mr. Paul Burgess's 2003 employment contract as follows: Mr. Burgess will receive an incentive bonus of 5% of the before tax net income of the most recent twelve month period of any acquisition closed by the Company during the term of this contract. On November 3, 2006, the Board of Directors approved a bonus in connection with the RTI acquisition and Barron's financing of $52,500.The bonus was recorded in general and administrative expenses. Mr Burgess is eligible for a bonus of $100,000 upon effective registration of SB2 filed February 12, 2007. As of December 31, 2007 he has not been awarded the bonus. Mr. Paul Burgess CEO & President of the Company waived his right to the base salary of $112,500 for the first half of 2006. Mr. Burgess salary was $225,000 and $165,000 including bonuses in 2007 and 2006 respectively. Mr Burgess is currently renegotiating his contract.

On March 7, 2005, the Company signed a three year employment contract with Joe Noto to be its Vice President of Finance and Administration, at an initial annual base salary of $130,000, He is also entitled to a cash incentive bonus equal to 20% of Base Salary based on meeting predetermined company objectives. In 2007, Mr. Noto was granted a bonus of $30,000. In July 2005, he was granted 200,000 options to purchase the Company’s stock at $1.00 per share. He will also receive medical, vacation and profit sharing benefits consistent with the Company's current policies. Effective May 12, 2005, Joe Noto assumed the position as Chief Financial Officer of the Company at an annual base salary of $150,000. Mr. Noto contract is currently being renegotiated.

Note 15-Share-based payments:

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

	2007
	Shares	Weighted Average Exercise Price
Outstanding at the beginning of the year	1,327,000	$1.00
Granted	-0-
Forfeited	152,800	$0.60
Outstanding at the end of year end	1,174,200	$1.00
Option exercisable at year end	957,533	$0.60
Weighted average fair value of options granted during the year	-0-
Stock-Based compensation expense	$245,760

No options were issued in the twelve month period ended December 31, 2007.

The weighted-average fair value per share of the options granted during 2006 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

2006
Risk-Free interest rate	4.65%
Expected dividend yield	-
Expected stock price volatility	156%
Expected option Life	10 years

b) Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees' sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There are no shares issued under the plan in 2007 or 2006.

Note 16- Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company matches 5% of employee contributions. Pension expense for the years ended December 31, 2007 and 2006 were $40,376 and $0, respectively.

Note 17-Major Customers

With the RTI acquisition in September 2006 and the SMEI acquisition closed in February 2005, our primary "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 91% and 77% of our total revenues for 2007 and 2006 respectively.

Note 18- Correction and Restatement:

After analyzing the materiality of the impart arising from the weaknesses in internal control identified in Item 8A in accordance with the provisions of SAB 108 ( See Note11 ), management concluded that the financial statements for the years ended December 31, 2006 and 2005 should be corrected to reflect the proper accounting related to income taxes. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred tax liabilities by $3,082,894 and $498,872 for the years ended December 31, 2006 and 2005 respectively, with a corresponding net increase to goodwill.

The accompanying consolidated statement of operations for the year ended December 31, 2006 has been restated to correct an error related to the improper expense of $720,185 direct financing costs that are required to be recorded in stockholders’ equity. Accordingly, the accompanying restated income statement was higher by this amount of the restatement. There was no effect on the statement of cash flow.

Note 19-Subsequent events

On March 7, 2008, Lattice Incorporated (the “Company”) entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the Line of Credit, which in the aggregate do not exceed 85% of the Company’s eligible accounts. The Line of Credit bears interest at 3% above the Prime Rate.

Upon execution of the new line of credit the Company paid the balance of $538,913 on their former revolving line of credit.