Form 10-Q
period 2008-03-31
Lattice INC
filed 2008-05-20
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

COMMISSION FILE NUMBER 000-10690

LATTICE INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2011859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7150 N. Park Drive, Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (856) 910-1166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 19, 2008, there were 16,817,370 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,068,177	$769,915
Accounts receivable, net	2,989,094	3,839,744
Inventories	65,846	65,846
Other current assets	86,080	127,801
Total current assets	4,209,197	4,803,306

Property and equipmen, net	40,448	27,530
Goodwill	7,629,632	7,629,632
Other intangibles, net	4,982,014	5,354,071
Other assetes	101,099	118,623
Total assets	$16,962,390	$17,933,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,353,307	$2,716,411
Accrued expenses	1,571,170	1,252,916
Due to former "RTI" Stockholder's	1,500,000	1,500,000
Customer deposits	15,000	15,000
Deferred revenue	15,000	-
Notes payable	1,621,662	1,050,254
Derivative liability	7,037,432	7,217,099
Total current liabilities	13,113,571	13,751,680

Deferred tax liabilities	2,487,746	2,661,954
Minority interest	187,177	214,599

Shareholders' equity Preferred Stock - .01 par value	88,387	88,387
10,000,000 shares authorized, 8,838,686 issued and outstanding Common stock - .01 par value, 200,000,000 authorized,	168,425	168,425
16,842,428 issued, and 16,829,428 outstanding Additional paid-in capital	36,864,734	36,854,901
Accumulated deficit	(35,549,817)	(35,408,951)
	1,571,729	1,702,762
Common stock held in treasury, at cost	(397,833)	(397,833)
Shareholders' equity	1,173,896	1,304,929
Total liabilities and shareholders' equity	$16,962,390	$17,933,162

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Revenue - Technology Services	$3,354,013	$2,887,079
Revenue - Technology Products	236,893	289,402
Total Revenue	3,590,906	3,176,481

Cost of Revenue - Technology Services	2,369,326	1,383,262
Cost of Revenue - Technology Products	88,538	89,192
Total cost of revenue	2,457,864	1,472,454

Gross Profit	1,133,042	1,704,027

Operating expenses:
Selling, general and administrative	1,069,640	1,128,724
Research and development	149,735	109,041
Amortization expense	372,057	520,428
Total operating expenses	1,591,432	1,758,193

Income (Loss) from operations	(458,390)	(54,166)

Other income (expense):
Derivative income (expense)	179,667	(845,365)
Extinguishment loss	-	(157,130)
Interest expense	(50,821)	(385,803)
Finance expense	(452)	(5,000)
Total other income (expense)	128,394	(1,393,298)

Minority Interest	27,422	(47,043)

Loss before taxes	(302,574)	(1,494,507)

Income taxes benefit	(174,208)	-

Net loss	$(128,366)	$(1,494,507)

Reconciliation of net income loss income applicable to common shareholders:
Net loss	$(128,366)	$(1,494,507)
Series B Preferred stock dividend	(12,500)	(12,500)
Loss applicable to common stockholders	$(140,866)	$(1,507,007)

Loss per common share
Basic	$(0.01)	$(0.09)
Diluted	$(0.01)	$(0.09)

Weighted average shares:
Basic	16,828,428	16,629,848
Diluted	16,828,428	16,629,848

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Cash flow from operating activities:
Net loss before preferred dividends	$(128,366)	$(1,494,507)

Adjustments to reconcile net loss to net used for provided by operating activities:
Derivative (income) expense	(179,667)	845,365
Amortization of intangible assets	372,057	520,428
Amortization of debt discount (effective method)	-	205,809
Amortization of deferred financing	-	118,207
Deferred income taxes	(174,208)
Minority interest	(27,422)	47,043
Preferred stock dividend		-
Share-based compensation	9,833	61,440
Depreciation	3,676	4,125
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	850,650	(675,389)
Inventories	-	(1,232)
Other current assets	41,721	8,090
Other assets	17,524	26,235
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,057,349)	180,911
Deferred revenue	15,000	(28,621)
Total adjustments	(128,185)	1,312,411
Net cash used for operating activities	(256,551)	(182,096)
Cash Used in investing activities:
Purchase of equipment	(16,594)	-
Net cash used for investing activities	(16,594)	-
Cash flows from financing activities:
Payments on notes payable	(66,000)	(45,000)
Bank line-of-credit (payments) borrowings, net	637,407	(81,570)
Net cash provided by (used for) by financing activities	571,407	(126,570)
Net increase (decrease) in cash and cash equivalents	298,262	(308,666)
Cash and cash equivalents - beginning of period	769,915	392,275
Cash and cash equivalents - end of period	$1,068,177	$83,609

Supplemental cash flow information
Interest paid in cash	$19,302	$40,315
Preferred stock dividend	$12,500	$12,500

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a) Organization:

Lattice Incorporated (the "Company") was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a service provider which includes developing software applications for clients based on its core platform technology. To further its strategy of becoming a service provider, the Company acquired a majority interest in Systems Management Engineering, Inc, (“SMEI”) in February 2005 and purchased all of the issued and outstanding common shares of Ricciardi Technologies Inc. “(RTI”) in September 2006. .RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 93% of the Company’s revenues are derived from solution services. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $8,904,370 including non-cash derivative liabilities of $7,037,432. During 2007 the Company recorded a liability of $1,500,000 in connection with an earn-out provision of its securities purchase agreement with the former owners of RTI. The Company does not have sufficient working capital to settle this obligation coming due on May 31, 2008. Accordingly, this condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing to satisfy this obligation.

c) Principles of consolidation:

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as minority interests. Investments in affiliates over which the Company has significant influence, but not a controlling interest are carried on the equity basis.

d) Use of estimates:

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives of long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

e) Revenue Recognition:

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

In our Technology Services segment, our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. For fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any further event.

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

f) Share-based payments:

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the three months ended March 31, 2008 and 2007, share-based payment expense was $9,833 and $61,440, respectively. As of March 31, 2008, there was approximately $118,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any. The $118,000 will be charged to operations over the weighted average remaining service period of two years.

g) Derivative financial instruments and registration payment arrangements:

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification has been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 5 for additional information.

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

h) Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualified as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

·	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2008 and December 31, 2007, the derivative liabilities amounted to $7,037,432 and $7,217,099, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

 Note 2- Contingent Consideration due former “RTI” owners:

During 2007, the Company recorded a liability of $1,500,000 related to an additional contingent purchase consideration (earn-out) payable to the former RTI stockholders upon the attainment of certain “EBITDA” thresholds. The liability amount of $1,500,000 was recorded as an increase in goodwill. The computation of the EBITDA was calculated as defined in the September 2006 “RTI” purchase agreement. The payment is payable in May 2008 per the agreement.

Note 3- Segment reporting:

Management views its business as two operating units, Technology Products and Technology Services.

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Revenue
Technology Products	$236,893	$289,402
Technology Services	3,354,013	2,887,079
Total Consolidated Revenue	$3,590,906	$3,176,481

Gross Profit
Technology Products	$148,355	$200,210
Technology Services	984,687	1,503,817
Total Gross Profit	$1,133,042	$1,704,027

Total Assets	March 31, 2008
Technology Products Assets	$1,051,430
Technology Services Assets	15,910,960
Total Consolidated Assets	$16,962,390

Note 4 - Notes payable

Notes payable consists of the following as of March 31, 2008:

	2008	2007

Bank line-of-credit (a)	$1,377,662	$740,254
Notes payable to Stockholders/Officers (b)	244,000	310,000

Total notes payable	1,621,662	1,050,254
Less current maturities	(1,621,662)	1,050,254
Long-term debt	$-	$-

(a) Bank line-of-credit:

On March 7, 2008, Lattice Incorporated (the “Company”) entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the line-of-credit, which in the aggregate cannot exceed 85% of the Company’s eligible accounts receivable. The line-of-credit bears interest at 3% above the Prime Rate (8.25% at March 31, 2008. The outstanding balance at March 31, 2008 was $1,377,662.

Upon execution of the new line-of-credit the Company paid the balance of $538,913 on their former revolving line-of-credit.

(b) Notes payable stockholders/officers:

At March 31, 2008 the Company has a short-term loan payable to a former officer and stockholder of the Company totaling $19,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note.

At March 31, 2008 the Company has a short term note payable of $225,000 with a director of the Company. The note bears interest at 20% per annum and is payable monthly at $12,500 from February 2008 to April 2008, than $32,812 until paid in full.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of (i) embedded conversion features and (ii) the Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 40,483,333 shares of the Company’s common stock as of March 31, 2008 and December 31, 2007, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments as of March 31, 2008 and December 31, 2007:

Derivative income (expense)	Three months ended March 31, 2008	Three months ended March 31, 2007
Conversion features	$-	(467,120)
Warrant derivative	$179,667	(378,245)

Liabilities	March 31, 2008	December 31, 2007
Compound derivative	$-	-
Warrant derivative	$(7,037,432)	(7,217,099)

The valuation of the derivative warrant liabilities is determined using Level 1 inputs in a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of March 31, 2008 included conversion or strike prices ranging from $0.1 - $1.10; volatility factors ranging from 114.52% - 132.79% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 2.46% - 3.88%.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.  Since the conversion feature no longer required bifurcation as of February 2, 2007, there was no compound derivative recorded as of March 31, 2008. There expense recorded in the three months ended March 31, 2007 related to the fair value adjustments on the embedded derivative instrument from the period from January 1, 2007 through February 2, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "Lattice Inc." the "Company," "we," "us," and "our" refer to Lattice Incorporated and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report may contain forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

GENERAL OVERVIEW

Lattice Incorporated was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over twenty-five years and recently expanded our product offering to include IT service solutions with the acquisition of 86% of Systems Management Engineering, Inc. ("SMEI") on February 14, 2005. In September 2006, pursuant to a Stock Purchase Agreement, dated as of September 12, 2006 (the "RTI Agreement"), the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. ("RTI"). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies RTI's proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. RTI is headquartered in Manassas, Virginia. The purchase of RTI's common stock was completed on September 19, 2006.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

  RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES:

Total revenues for the three months ended March 31, 2008 increased by $414,425or 13% to $3,590,906 compared to $3,176,481 for the three months ended March 31, 2007. Our Technology Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 93% of total revenues. Compared to prior year, our revenues this quarter were negatively impacted by delays in follow-on task orders from some of our existing government client agencies as discussed in our 10K 2007 filing. The revenue decline attributable to these delays were favorably offset by revenues on our Seaport-e (JPM-IS) contract awarded to our RTI subsidiary in July 2007. We have recently (May 2008) been awarded a follow-on task order on our Armed Forces Medical Intelligence Center (AFMIC) contract vehicle and anticipate follow-on awards with other client agencies.

GROSS MARGIN:

Gross margin for the three months ended March 31, 2008 was $1,133,042, a decrease of $570,985 or 34% compared to the $1,704,027 for three months ended March 31, 2007. Our gross margin, as a percentage of revenues, decreased to 32% from 54% for the same period in 2007. The decrease in percentage was mainly due to a higher component of our costs of sales attributable to an increased use of subcontractors in support of our government contracts, primarily the JPM-IS Seaport-e contract a material contract awarded in July 2007.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.

For the three months ended March 31, 2008, research and development expenses increased to $149,735 as compared to $109,041 for the three months ended March 31, 2007.

Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended March 31, 2008 SG&A expenses decreased to $1,069,640 from $1,128,724 in the comparable period prior year. As a percentage of revenues, SGA was 29.8% for the current quarter ended March 31, 2008 versus 35.5% in the comparable period a year ago.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended March 31, 2008 was $372,057 compared to $520,428 in the year ago period.

INTEREST EXPENSE:

Interest Expense decreased to $50,821 for the three months ended March 31, 2008 compared to $385,803 for the three months ended March 31, 2007. Interest expense decreased in 2008 due to the conversion of the $4,500,000 convertible note in February 2007, and payment of short term debt in 2007 of approximately $900,000. Interest expense for the 1st quarter 2008 was comprised mainly of the interest charges on the Company’s revolving line-of-credit and short term notes.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Three months ended March 31, 2008	Three months ended March 31, 2007
Derivative income (expense)
Conversion features	$-	$(467,120)
Warrant derivative	$179,667	$(378,245)

As provided in the discussion of the Company’s accounting policies in Note 1, derivative financial instruments are recorded initially and subsequently at fair value. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weight age to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, the Company’s income (loss) will reflect the volatility in these estimates and assumption changes.

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

NET LOSS:

The Company's net loss for the three months ended March 31, 2008 was $($128,366) compared to a net loss of ($1,494,507) for the three months ended March 31, 2007. Net income (loss) is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that the net loss in the current quarter included a non-cash derivative gain of $179,667 and an income tax benefit of $174,208 related to the carrying value of deferred tax liabilities.

LOSS APPLICABLE TO COMMON STOCKHOLDERS:

Loss applicable to common stock gives effect to cumulative undeclared dividends on the Company’s Series B Preferred Stock amounting to $12,500 and $12,500 for the three months ended March 31, 2008 and 2007, respectively. Loss applicable to common stockholders’ serves as the numerator in our basic earnings per common share calculation. The Company will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $8,904,374 including non-cash derivative liabilities of $7,037,432. During 2007 the Company recorded a liability of $1,500,000 in connection with an earn-out provision of its securities purchase agreement with the former owners of RTI. Due to the working capital deficiency, the Company does not have sufficient working capital to settle this obligation coming due on May 31, 2008. This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing to satisfy this obligation.

Working capital and other activities:

The Company’s working capital deficiency as of March 31, 2008 amounts to $8,904,374 compared to a deficiency of $13,103,425 as of March 31, 2007. Included in the deficiency was $7,037,432 of non-cash derivative liabilities. Excluding derivative liabilities, current assets of $4,209,197 compared to current liabilities of $6,076,139. Included in current liabilities is the earn-out liability of $1,500,000 payable in cash by May 31, 2008 due the former owners of the RTI which was acquired September 2006.

For the three month period ended March 31, 2008, cash and cash equivalents increased to $1,068,177from $769,915 at December 31, 2007.

Net cash used by operating activities was $256,551 for the three months ended March 31, 2008 compared to net cash used by operating activities of $24,966 in the corresponding three month period ended March 31, 2007.

Net cash provided by financing activities was $571,407 for the three months ended March 31, 2008 compared to net cash used by financing of $126,570 in the corresponding three months ended March 31, 2007.

Short-term notes at March 31, 2008 totaled $1,621,662 compared to $1,050,254 at December 31, 2007. Included in short term notes $244,000 payable in full by December 31, 2008. (See Note 4 to the Financial Statements for a discussion of these liabilities)

As discussed in our 10-KSB filing, the Company does not have the adequate liquidity to pay the earn-out of $1,500,000 coming due May 31, 2008 and is actively engaged in seeking alternative financing to satisfy this liability. As of this filing, the Company has not secured the financing required. There can be no assurance that the Company will be able to refinance the earn-out arrangement or secure the necessary financing needed to pay this liability.  In the absence of improved operating results and access to capital resources, the Company could face substantial liquidity problems.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $12,655,770 (or 75%) of total assets at March 31, 2008. The Company considers the possibility that impairments may exist when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flow information requires additional assumptions, including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different from those estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Paul Burgess, the Company’s Chief Executive Officer (“CEO”) and Joe Noto, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As disclosed in the Company’s 10-KSB for the year ended December 31, 2007, the Company’s CEO and CFO concluded that the limited financial backgrounds of certain members of the Company’s executive management team beyond its CFO are inhibiting its financial reporting process. The Company intends to hire additional personnel with more substantial financial backgrounds but has not done so to date.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended March 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 20, 2008

LATTICE INCORPORATED

BY:	/S/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/S/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR