Form 10-Q
period 2008-06-30
Lattice INC
filed 2008-08-19
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2008, there were 16,829,950 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$600,058	$769,915
Accounts receivable, net	3,680,606	3,839,744
Inventories	56,708	65,846
Other current assets	116,093	127,801
Total current assets	4,453,465	4,803,306

Property and equipment, net	44,795	27,530
Goodwill	6,879,632	7,629,632
Other intangibles, net	4,609,957	5,354,071
Other assets	52,784	118,623
Total assets	$16,040,633	$17,933,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,718,116	$2,716,411
Accrued expenses	1,772,512	1,252,916
Contigent liabilities	900,000	1,500,000
Customer deposits	15,000	15,000
Notes payable	1,624,866	1,050,254
Derivative liability	793,974	7,217,099
Total current liabilities	6,824,468	13,751,680

Deferred tax liabilities	2,313,538	2,661,954
Minority interest	159,180	214,599

Shareholders' equity
Preferred Stock series A 9,000,000 shares authorized, 7,838,686 issued	78,387	78,387
Preferred Stock series B 1,000,000 shares authorized, 1,000,000 issued	10,000	10,000
Preferred Stock series C 575,000 shares authorized, 520,000 issued	5,200	-0-
Common stock - .01 par value, 200,000,000 authorized, 16,842,428 issued, and 16,829,428 outstanding	168,425	168,425
Additional paid-in capital	38,166,752	36,854,901
Accumulated deficit	(31,287,484)	(35,408,951)
	7,141,280	1,702,762
Common stock held in treasury, at cost	(397,833)	(397,833)
Shareholders' equity	6,743,447	1,304,929
Total liabilities and shareholders' equity	$16,040,633	$17,933,162

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenue - Technology Services	$6,881,682	$6,265,887	$3,527,669	$3,378,808
Revenue - Technology Products	437,311	630,487	200,418	341,085
Total Revenue	7,318,993	6,896,374	3,728,087	3,719,893

Cost of Revenue - Technology Services	5,003,050	2,945,113	2,633,724	1,561,851
Cost of Revenue - Technology Products	168,016	212,170	79,478	122,978
Total cost of revenue	5,171,066	3,157,283	2,713,202	1,684,829

Gross Profit	2,147,927	3,739,091	1,014,885	2,035,064

Operating expenses:
Selling, general and administrative	2,547,727	2,567,147	1,436,837	1,438,424
Research and development	217,657	205,298	109,172	96,257
Amortization expense	744,114	1,040,856	372,057	520,428
Total operating expenses	3,509,498	3,813,301	1,918,066	2,055,109

Loss from operations	(1,361,571)	(74,210)	(903,181)	(20,045)

Other income (expense):
Derivative income (expense)	2,554,590	1,060,882	2,374,923	1,906,247
Extinguishment (gain) loss	2,607,525	(157,130)	2,607,525	-
Interest expense	(81,446)	(479,002)	(30,625)	(93,198)
Finance expense	(1,466)	(14,318)	(1,014)	(9,318)
Total other income (expense)	5,079,203	410,432	4,950,809	1,803,731

Minority Interest	55,419	(101,179)	27,997	(54,136)

Income before taxes	3,773,051	235,043	4,075,625	1,729,550

Income taxes benefit	(348,416)	-	(174,208)	-

Net income	$4,121,467	$235,043	$4,249,833	$1,729,550

Reconciliation of net income loss
Income applicable to common shareholders:
Net income	$4,121,467	$235,043	$4,249,833	$1,729,550
Series B Preferred stock dividend	(25,000)	(25,000)	(12,500)	(12,500)
Income applicable to common stockholders	$4,096,467	$210,043	$4,237,333	$1,717,050

Income per common share
Basic	$0.24	$0.01	$0.25	$0.10
Diluted	$0.03	$-	$0.03	$-

Weighted average shares:
Basic	16,829,428	16,642,428	16,829,428	16,642,428
Diluted	56,250,208	64,230,056	54,403,291	64,230,056

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Cash flow from operating activities:
Net income before preferred dividends	$4,121,467	$235,043

Adjustments to reconcile net loss to net used for operating activities:
Derivative income	(2,554,590)	(1,060,882)
Amortization of intangible assets	744,114	1,040,856
Amortization of debt discount (effective method)	-	205,809
Amortization of deferred financing	-	127,525
Extinguishment (gain) loss	(2,607,525)	157,130
Deferred income taxes	(348,416)	-
Minority interest	(55,419)	101,179
Share-based compensation	56,041	122,880
Depreciation	15,579	8,250
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	159,138	(1,559,695)
Inventories	9,138	(21,887)
Other current assets	11,708	36,167
Other assets	65,839	26,380
Increase (decrease) in:
Accounts payable and accrued liabilities	(328,698)	603,196
Deferred revenue	-	(62,495)
Total adjustments	(4,833,091)	(275,587)
Net cash used for operating activities	(711,624)	(40,544)
Cash Used in investing activities:
Purchase of equipment	(32,844)	-
Net cash used for investing activities	(32,844)	-
Cash flows from financing activities:
Payments on notes payable	(84,500)	(68,000)
Bank line-of-credit borrowings (payments), net	659,111	(11,557)
Net cash provided by (used for) by financing activities	574,611	(79,557)
Net decrease in cash and cash equivalents	(169,857)	(120,101)
Cash and cash equivalents - beginning of period	769,915	392,275
Cash and cash equivalents - end of period	$600,058	$272,174

Supplemental cash flow information
Interest paid in cash	$56,194	$215,685
Supplemental disclosures of Non-Cash Investing & Financing Activities
Goodwill	(750,000)	-

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a) Organization:

Lattice Incorporated (the "Company") was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a service provider which includes developing software applications for clients based on its core platform technology. To further its strategy of becoming a service provider, the Company acquired a majority interest in Systems Management Engineering, Inc, (“SMEI”) in February 2005 and purchased all of the issued and outstanding common shares of Ricciardi Technologies Inc. “(RTI”) in September 2006. RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 92% of the Company’s revenues are derived from solution services. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly; they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $2,371,000 including non-cash derivative liabilities of $793,974. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate alternative financing to support its operations and satisfy any obligations coming due.

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

In our Technology Services segment, our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. For fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the service is provided and the amount earned is not contingent upon any further event.

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

f) Share-based payments:

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the six months ended June 30, 2008 and 2007, share-based payment expense was $56,041 and $122,880, respectively. As of June 30, 2008, there was approximately $1,735,288 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $1,735,288 will be amortized over the weighted average remaining service period.

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

As of June 30, 2008 and December 31, 2007, the derivative liabilities amounted to $793,974 and $7,217,099, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

Note 2- Contingent Liability / RTI Earn-Out:

In June 2008, the Company filed suit in New Jersey Superior Court against Michael Ricciardi and Marie Ricciardi, former shareholders of Ricciardi Technologies, Inc. (“RTI”), along with the Domenix Corporation, a company owned by Marie Ricciardi and operated by her and Michael Riccardi. The defendants removed the case to the United States District Court for the district of New Jersey, where it is now pending under the caption, Lattice, Inc. v.Marie Ricciardi, et al., Civil Action No. 08 cv 3208 (the “New Jersey Action”). The New Jersey Action seeks to enforce the restrictive covenant contained in the September 12, 2006 Stock Purchase Agreement (the “SPA”), pursuant to which the Company purchased RTI from, inter alia, the Ricciardis. The restrictive covenant prohibits the former owners of RTI from (a) competing, directly or indirectly against Lattice and RTI and/or (b) soliciting employees or others engaged by RTI for a period of three years from the date of the SPA. The Company seeks a preliminary injunction to prevent Marie Ricciardi, acting in concert with her husband and through Domenix, from continuing to breach the restrictive covenant and damages in an as yet undetermined amount for damages resulting from the breach. A hearing on Lattice’s motion for preliminary injunction occurred on August 7, 2008. The defendants in the New Jersey Action deny the allegations made by the Company and assert that the New Jersey federal court lacks personal jurisdiction and that venue is improper. The Company believes that the federal court in New Jersey is the appropriate forum and is vigorously contesting the defendants’ efforts to have the New Jersey Action dismissed or transferred to another venue. There can be no assurance that the Company will ultimately be successful in the New Jersey Action.

Michael Ricciardi also filed a suit against the Company in June, 2008, in the United States District Court for the Eastern District of Virginia under the caption Michael Ricciardi v. Lattice, Inc., Civil Action No. 1:08-cv-519 (the “Virginia Action”) In the Virginia Action, Michael Ricciardi (a) disputes the Company’s claim (the “Indemnity Claim”) that it is entitled to be paid approximately $308,000, plus fees and costs, from the escrow created pursuant to the SPA to cover its Indemnifiable Losses (a defined term under the SPA), claiming instead that the entire escrow should be dispersed to him as the representative of the RTI shareholders, as provided for in the SPA, and (b) asserts that a contingent $1.5 million Earn Out Payment (as such term is defined in the SPA) provided for in the SPA is due and payable by the Company to the former shareholders of RTI. The Company has denied Ricciardi’s contentions and intends to vigorously pursue its claims in the Virginia Action, which it believes are meritorious.

The Company previously recorded a reserve of $1.5 million in the third quarter of 2007 in connection with its then estimate of the Earn Out Payment. Whether the payment is due and owing depends on a determination of EBITDA (as defined in the SPA) for the one year period following the closing of the acquisition of RTI (the “Earn Out Period”). Subsequently, the Company has made the required calculations of EBITDA (as it is defined in the SPA) and the Company believes that EBITDA for the Earn Out Period did not achieve the minimum amount required under the SPA to justify any Earn Out Payment to the former shareholders of RTI. The Company has delivered the required notice of its determination of EBITDA for the Earn Out Period to Michael Riccardi as owner representative of the former RTI shareholders. To the extent that Mr. Ricciardi may contest the Company’s determination, and the parties cannot mutually agree on the matter, the SPA provides for a neutral auditor to review the determination and promptly make a final ruling on the amount, if any, of an Earn Out Payment. Under the SPA the ruling of the neutral auditor is final and unappealable. The Company has reduced and reclassified the $1.5 million reserve (established in 2007) to $900,000 as a contingent litigation reserve which includes $150,000 of potential legal fees required to settle the various matters set forth in this footnote. On August 14, 2008 the Company made a tentative settlement with the former shareholders of RTI to pay $750,000 against the Earn out as specified in the SPA which will be paid over the next twenty-four months, consisting of interest only for the first twelve months and then twelve monthly installments of $62,500 plus interest. Accordingly, the Company has reduced its initial estimate from $1.5million to $900,000 which includes $150,000 in estimated legal fees based the tentative settlement.

Note 3- Segment reporting:

Management views its business as two operating units, Technology Products and Technology Services.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007**	2008	2007**

Revenues:
Technology Services	$6,725,594	$5,571,390	$3,421,451	$3,078,048
Technology Products	593,399	1,324,985	306,636	641,845
Total Consolidated Revenues	7,318,993	6,896,374	3,728,087	3,719,893

Gross Profit:
Technology Services	1,802,417	2,981,436	846,655	1,686,392
Technology Products	345,510	757,655	168,230	348,672
Total Consolidated	2,147,927	3,739,091	1,014,885	2,035,064

Total Assets:
Technology Services	15,623,853
Technology Products	416,780
Total Consolidated Assets	16,040,633

** 2007 Segment Information was updated to reclassify revenues attributable to its Aquifer and Sensorview technology from the Services segment to the Products Segment. The increase in Product Segment revenues and gross profit for the three month period 2007 was $300,760 and $130,565 respectively. The increase in Product Segment revenues and gross profit for the six month period ended June 30, 2008 was $694,498 and $339,338 respectively. As discussed in our overview, the technology products segment reflects product and/or related service revenues which are based on and includes our proprietary technology (Aquifer, SensorView, BubbleLink) as its core framework technology.

Note 4 - Notes payable

Notes payable consists of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Bank line-of-credit (a)	$1,399,366	$740,254
Notes payable to Stockholders/Officers (b)	225,500	310,000

Total notes payable	1,624,866	1,050,254
Less current maturities	(1,624,866)	(1,050,254)
Long-term debt	$-	$-

(a) Bank line-of-credit:

On March 7, 2008, Lattice Incorporated (the “Company”) entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the line-of-credit, which in the aggregate cannot exceed 85% of the Company’s eligible accounts receivable. The line-of-credit bears interest at 3% above the Prime Rate (8.25% at June 30, 2008. The outstanding balance at June 30, 2008 was $1,399,366.

(b) Notes payable stockholders/officers:

At June 30,, 2008 the Company has a short-term loan payable to a former officer and stockholder of the Company totaling $13,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note and payable in full by December 31, 2008.

At June30, 2008 the Company has a term note payable of $212,500 with a director of the Company. The note bears interest at 20% per annum and is payable monthly at $ $16,000 with any residual balance maturing December 2008.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 17,438,465 and 40,483,333 shares of the Company’s common stock as of June 30, 2008 and December 31, 2007, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments as of June 30, 2008 and June 30, 2007:

	Six months ended June 30, 2008	Six months ended June 30, 2007	Three months ended June 30, 2008	Three months ended June 30, 2007
Derivative income(expense):
Conversion features	—	$(467,120)	—	—
Warrant derivative	$2,554,590	$1,528,002	$2,374,923	$1,906,247

	June 30, 2008	December 31 2007

Derivative liabilities:
Warrant derivative	$ (793,974)	$(7,217,099)

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of June 30, 2008 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 104.26% - 106.49% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 2.91% - 4.29%.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.  Since the conversion feature no longer required bifurcation as of February 2, 2007, there was no compound derivative recorded as of June 30, 2008. The expense recorded in the six months ended June 30, 2007 related to the fair value adjustments on the embedded derivative instrument from the period from January 1, 2007 through February 2, 2007

Note 6 -Exchange of Warrants for shares of Series C Preferred Stock

In accordance with the Exchange Agreement, dated June 30, 2008, Barron Partners L.P. agreed to cancel their unregistered warrants in exchange for 520,000 shares of newly issued Series C Convertible Preferred Stock. The following warrants were cancelled in the exchange transaction:
-	Series A Warrants indexed to 10,544,868 shares of common stock which were originally issued in conjunction with the September 19, 2006 Barron financing
-	Series B Warrants indexed to 12,500,000 shares of common stock which were originally issued in conjunction with the September 19, 2006 Barron financing
-	Additional Warrants indexed to 1,900,000 shares of common stock which were originally issued in February 2007 as consideration for a waiver on overdue payments due to Barron Partners, L.P.

The Series A and B warrants did not meet all the conditions of EITF 00-19 for equity classification so they had been recorded as derivative liabilities since inception. The fair value of the Series A and B warrants on the transaction date was determined to be $3,868,535 using the Black-Scholes option pricing model. Significant assumptions used in the Black Scholes model as of the date of the exchange included strike prices ranging from $0.275 to $0.25; a historical volatility factor of 106.49% based upon forward terms of instruments; a remaining term of 3.25 years; and a risk free rate of 2.91%

The Additional Warrants had achieved equity classification and they had been recorded in equity since inception. Their fair value at their inception (and thus their carrying value at the time of the exchange) was $1,031,130.

On June 30, 2008, we designated 575,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred has a par value of $0.01 and each share of preferred stock is convertible into 10 shares of common stock at any time, at the option of the holder. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices. Holders of the Company’s Series C Preferred are not entitled to dividends and the Holder has no redemption privileges. In considering the application of Statement 133, we identified those specific terms and features embedded in the contract that possess the characteristics of derivative financial instruments. Those features included the conversion option and buy-in and non-delivery puts. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series C Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series C Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) embedded features did not require derivative liability classification and (ii) certain Non-delivery and Buy-in puts which require the Company to make-whole the investor for market fluctuation losses in the event of non-delivery of conversion shares meet the requisite criteria of a derivative financial instrument and should be bifurcated. Since share delivery is in the Company’s option and they have enough authorized shares to settle their share-settleable debt, it was determined that the value of these puts was deminimus.

The following table sets forth the computation of basic and diluted earnings per share:

Note 7 -Earnings per share

	Six months ended June 30, 2008	Six months ended June 30, 2007	Three months ended June 30, 2008	Three months ended June 30, 2007

Income (loss) applicable to common stockholders, as reported	$4,096,467	$210,043	$4,237,333	$1,717,050
Reconciliation to numerator for diluted earnings per share:
Income on derivative warrants	(2,554,590)	(1,528,002)	(2,374,923)	(1,906,247)
Preferred stock dividends	25,000	25,000	12,500	12,500
Numerator for diluted earnings per share	$1,566,877	$(1,292,959)	$1,874,910	$(176,697)

Weighted average shares	16,829,428	16,642,428	16,829,428	16,642,428
Reconciliation to denominator for diluted earnings per share

Dilutive derivative warrants	5,004,267	27,011,111	3,286,262	27,011,111
Shares indexed to convertible preferred stock	34,110,568	20,398,517	34,110,568	20,398,517
Dilutive employee options	305,945	178,000	177,033	178,000

Denominator for diluted earnings per share	56,250,208	64,230,056	54,403,291	64,230,056

Earnings per common share:
Basic	0.24	0.01	0.25	0.10
Diluted	0.03	(0.00)	0.03	(0.00)

The above table includes only dilutive instruments and their effects on earnings per common share.

Note 8 Stock Base Compensation:

On May 15, 2008 the Company approved the adoption of the Company’s 2008 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options there under. The maximum number of options made available for issuance under the Plan are ten million (10,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.
In May 2008 the board issued 6,184,000 options to various officers and directors of the company. The company recorded $46,208 in connection with the options plus $9,833 from prior grants, for a total stock base compensation expense of $56,041.

The weighted-average fair value per share of the options granted during 2008 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	2008	2007
Risk-Free interest rate	4.91%	4.27%
Expected dividend yield		—
Expected stock price volatility	106.49%	131%
Expected option Life	5.5 years	10 years

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2007	467,000	1,371,000	$1.00
2008 Plan	10,000,000
Options granted under Plan in 2008	(6,184,000)	6,184,000.33

Balance June 30, 2008	4,283,000	7,555,000	$.45

Note 9 Subsequent events:

On August 14, 2008 the Company reached a tentative settlement with the former shareholders of RTI to pay $750,000 (See Note 2).

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

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

We derive substantially all of our revenues from governmental contracts under which we act as both a prime contractor and indirectly as a subcontractor. Revenues from government contracts accounted for approximately $6,887,000 or 94% of our overall revenues for the six months ended June 30, 2008. Of our total government contract revenues, 89% were from Prime contract vehicles.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES:

Total revenues for the three months ended June 30, 2008 increased slightly to $3,728,000 from $3,720,000 for the three months ended June 30, 2007. Revenue from work under federal government contracts increased to $3,527,000 or 5% from $3,378,000 in the year ago period. As a percentage of overall revenues, revenues from federal government contracts represented 95%.

COST OF REVENUES:

Cost of revenues include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the three months ended June 30, 2008, cost of revenues increased 61% to $2,713,000 from $1,685,000 for the three months ended June 30, 2007.  As a percentage of revenue, cost of services was 72.8% for the three months ended June 30, 2008 as compared to 45.3% for the three months ended June 30, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increasing its use of subcontractors on programs for which we are acting as the prime contractor. Revenues attributable to subcontractors accounted for 52% of our overall revenues from gov’t contracts versus 12% in the year ago period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.

For the three months ended June 30, 2008, research and development expenses increased to $109,172 as compared to $96,257 for the three months ended June 30, 2007.

Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses (SG & A) expense include facilities, selling, bid and proposal, indirect overhead, fringe benefits, corporate expenses professional fees and other discretionary costs. For the three months ended June 30, 2008, SG&A decreased slightly to $1,436,837 from $1,438,424 for the three months ended June 30, 2007.   As a percentage of revenue, selling, general and administrative costs were 38.5% for the three months ended June 30, 2008 as compared to 38.7% for the three months ended June 30, 2007. Included in current quarter’s SG&A was $150,000 of nonrecurring legal expenses accrued related to the litigation with former RTI shareholders (see Note 2). Excluding the legal nonrecurring, SG&A expense decreased to $1,287,000 or 34.5% of revenues. The reduction in expenses was primarily driven by a reduction in indirect overhead (which varies proportionately to head count) caused by an overall reduction in the Company’s headcount. The decrease in headcount compared with prior year included reductions in billable staffing as the Company’s revenue mix shifted more towards subcontractors and to a lesser extent reductions in the Company’s administrative headcount.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended June 30, 2008 was $372,000 compared to $520,000 in the year ago period.

INTEREST EXPENSE:

Interest Expense decreased to $30,625 the three months ended June 30, 2008 compared to $93,198 for the three months ended June 30, 2007. Included in 2008 interest were primarily the interest charges on its revolving line-of-credit and short term notes. The decrease in interest expense is primarily due to the reduction of interest rate being charged on our new line of credit. Additionally, in September 2007 we paid off $750,000 in short term debt.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Six months ended June 30, 2008	Six months ended June 30, 2007	Three months ended June 30, 2008	Three months ended June 30, 2007
Derivative income(expense):
Conversion features	—	$(467,120)	—	—
Warrant derivative	$2,554,590	$1,528,002	$2,374,923	$1,906,247

	June 30, 2008	December 31 2007

Derivative liabilities:
Warrant derivative	$ (793,974)	$(7,217,099)

NET INCOME:

The Company's net income for the three months ended June 30, 2008 was $4,249,833 compared to net income of $1,729,550 for the three months ended June 30, 2007. Net income is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that the net income in the current quarter included a non-cash derivative gain of $2,374,923, a gain on debt extinguishment of $2,607,525 (see Note 5) and an income tax benefit of $174,208 related to the carrying value of deferred tax liabilities.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUES:

Total revenues for the six months ended June 30, 2008 increased 6.1% to $7,319,000 from $6,896,000 for the six months ended June 30, 2007. Revenue from work under federal government contracts increased to $6,882,000 or 9.8% from $6,266,000 in the year ago period. As a percentage of total revenues, revenues from federal government contracts represented 94%.

COST OF REVENUES:

Cost of revenues include direct labor and other direct costs such as materials and subcontractor costs, incurred to provide our services and solutions to our customers.  Generally, changes in costs of services are correlated to changes in revenue as resources are consumed in the production of that revenue. For the six months ended June 30, 2008, cost of revenues increased 63.8% to $5,171,066 from $3,157,283 for the six months ended June 30, 2007.  As a percentage of revenue, cost of services was 71% for the six months ended June 30, 2008 as compared to 46% for the six months ended June 30, 2007.  The increase in cost of services, as a percentage of revenue, is due primarily to the Company increased use of subcontractors on programs for which we are acting as the prime contractor. Revenues attributable to subcontractors accounted for 51% of our revenues from gov’t contracts versus 19% in the year ago period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.

For the six months ended June 30, 2008, research and development expenses increased to $217,657 as compared to $205,298 for the six months ended June 30, 2007. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses include facilities, selling, bid and proposal, indirect labor, fringe benefits, corporate expenses, professional fees and other discretionary costs. For the six months ended June 30, 2008, SG&A decreased slightly to $2,548,000 from $2,567,000 for the six months ended June 30, 2007.   As a percentage of revenue, selling, general and administrative costs were 34.2% for the six months ended June 30, 2008 as compared to 37.2% for the six months ended June 30, 2007. Included in current period’s SG&A was $150,000 of nonrecurring legal expenses accrued related to the litigation with former RTI shareholders (see Note 2). Excluding the nonrecurring legal, SG&A expense decreased to $2,398,000 or 32.8% of revenues. The reduction in expenses was primarily driven by an overall reduction in the Company’s headcount. The decrease in headcount compared with prior year included reductions in billable staffing as the Company’s revenue mix shifted towards subcontractors and to a lesser extent reductions in the Company’s administrative headcount.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the six months ended June 30, 2008 was $744,114 compared to $1,040,856 for the six months ended June 30, 2007.

INTEREST EXPENSE:

Interest Expense decreased to $81,446 the six months ended June 30, 2008 compared to $479,002 for the six months ended June 30, 2007. Included in 2008 interest were primarily the interest charges on its revolving line-of-credit and short term notes. Interest in the year ago period included interest charges related to debt discount on the Company’s convertible debenture with Barron which converted to Preferred Stock in the 1st quarter of 2007. Interest attributable to the Barron convertible note was approximately $205,000. We also extinguished approximately $750,000 in short term notes in September 2007. Also contributing to the decrease was a lowering of the interest rate on the Company’s new revolving line of credit with Private Bank.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Six months ended June 30, 2008	Six months ended June 30, 2007	Three months ended June 30, 2008	Three months ended June 30, 2007
Derivative income(expense):
Conversion features	—	$(467,120)	—	—
Warrant derivative	$2,554,590	$1,528,002	$2,374,923	$1,906,247

	June 30, 2008	December 31 2007

Derivative liabilities:
Warrant derivative	$ (793,974)	$(7,217,099)

NET INCOME:

The Company's net income for the six months ended June 30, 2008 was $4,121,467 compared to net income of $235,043 for the six months ended June 30, 2007. Net income is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that the net income in the current period included a non-cash derivative gain of $2,554,590 and a gain on debt extinguishment of $2,607,525 (see Note 5) and an income tax benefit of $348,416 related to the carrying value of deferred tax liabilities

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and the Company’s working capital deficiency of $2,371,000 including non-cash derivative liabilities of $793,974. The Company reported negative cash flows from operations of $712,000 for the six months ended June 30, 2008. In addition, in 2007 the Company recorded a liability of $1,500,000 in connection with an earn-out provision of its securities purchase agreement with the former owners of RTI which has been reduced and reclassified as contingent liability of $900,000 in accordance with FAS 5 accounting standards (See Note 2 Contingent liability for a detailed discussion). Due to the negative operating cash flows and the working capital deficiency, the Company does not have sufficient working capital to support operations and satisfy debt service payments on liabilities coming due over the next twelve months. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate alternative financing sufficient to support operations until the necessary operating improvements are made and to be able to satisfy its short tem debt payments. We can not guarantee that we be successful in obtaining debt or equity financing. At the time of this filing, the Company has not obtained the financing needed.

Working capital and other activities:

The Company’s working capital deficiency as of June 30, 2008 amounts to $2,371,003 compared to a deficiency of $8,948,374 as of December 31, 2007. Included in the June 30, 2008 deficiency was $793,974 of non-cash derivative liabilities. Excluding derivative liabilities, our current assets are $4,453,465 compared to current liabilities of $6,030,494. Included in current liabilities is a contingent liability of $900,000 related to ongoing litigation with former RTI shareholders (see Note 2 and Note 8).

For the six month period ended June 30, 2008, cash and cash equivalents decreased to $600,058from $769,915 at December 31, 2007.

Net cash used by operating activities was $711,624for the six months ended June 30, 2008 compared to net cash used by operating activities of $40,544 in the corresponding six month period ended June 30, 2007.

Net cash provided by financing activities was $574,611 for the six months ended June 30, 2008 compared to net cash used in financing of $79,557 in the corresponding six months ended June 30, 2007.

Short-term notes at June 30, 2008 totaled $1,624,866 compared to $1,050,254 at December 31, 2007. Included in short term notes $244,000 payable in full by December 31, 2008. (See Note 4 to the Financial Statements for a discussion of these liabilities)

The Company’s negative cash flow from operations of $711,624 for the six months ended June 30, 2008 has been financed by borrowings on its line of credit facility and the Company’s cash and cash equivalents. The outstanding balance on its line of credit at June 30 was $1,399,366 compared to $740,257 at December 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures. The Company does not have adequate liquidity for the next twelve month’s to neither service its short term debt, satisfy a potential contingent liability of $750,000 nor fund its near-term negative operating cash flows until the necessary operating improvements are made. Accordingly, the Company is actively engaged in seeking alternative financing to provide adequate capital to allow it sufficient time to improve operations and service debt payments coming due in the next twelve months. As of this filing, the Company has not secured the financing required.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $11,489,589 (or 75%) of total assets at June 30, 2008. The Company considers the possibility that impairments may exist when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flow information requires additional assumptions, including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different from those estimates.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Paul Burgess, the Company’s Chief Executive Officer (“CEO”) and Joe Noto, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As disclosed in the Company’s 10-KSB for the year ended December 31, 2007, the Company’s CEO and CFO concluded that the limited financial backgrounds of certain members of the Compan’s executive management team beyond its CFO are inhibiting its financial reporting process. The Company intends to hire additional personnel with more substantial financial backgrounds but has not done so to date.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 2008, the Company filed suit in New Jersey Superior Court against Michael Ricciardi and Marie Ricciardi, former shareholders of Ricciardi Technologies, Inc. (“RTI”), along with the Domenix Corporation, a company owned by Marie Ricciardi and operated by her and Michael Riccardi. The defendants removed the case to the United States District Court for the district of New Jersey, where it is now pending under the caption, Lattice, Inc. v.Marie Ricciardi, et al., Civil Action No. 08 cv 3208 (the “New Jersey Action”). The New Jersey Action seeks to enforce the restrictive covenant contained in the September 12, 2006 Stock Purchase Agreement (the “SPA”), pursuant to which the Company purchased RTI from, inter alia, the Ricciardis. The restrictive covenant prohibits the former owners of RTI from (a) competing, directly or indirectly against Lattice and RTI and/or (b) soliciting employees or others engaged by RTI for a period of three years from the date of the SPA. The Company seeks a preliminary injunction to prevent Marie Ricciardi, acting in concert with her husband and through Domenix, from continuing to breach the restrictive covenant and damages in an as yet undetermined amount for damages resulting from the breach. A hearing on Lattice’s motion for preliminary injunction occurred on August 7, 2008. The defendants in the New Jersey Action deny the allegations made by the Company and assert that the New Jersey federal court lacks personal jurisdiction and that venue is improper. The Company believes that the federal court in New Jersey is the appropriate forum and is vigorously contesting the defendants’ efforts to have the New Jersey Action dismissed or transferred to another venue. There can be no assurance that the Company will ultimately be successful in the New Jersey Action.

Michael Ricciardi also filed a suit against the Company in June, 2008, in the United States District Court for the Eastern District of Virginia under the caption Michael Ricciardi v. Lattice, Inc., Civil Action No. 1:08-cv-519 (the “Virginia Action”) In the Virginia Action, Michael Ricciardi (a) disputes the Company’s claim (the “Indemnity Claim”) that it is entitled to be paid approximately $308,000, plus fees and costs, from the escrow created pursuant to the SPA to cover its Indemnifiable Losses (a defined term under the SPA), claiming instead that the entire escrow should be dispersed to him as the representative of the RTI shareholders, as provided for in the SPA, and (b) asserts that a contingent $1.5 million Earn Out Payment (as such term is defined in the SPA) provided for in the SPA is due and payable by the Company to the former shareholders of RTI. The Company has denied Ricciardi’s contentions and intends to vigorously pursue its claims in the Virginia Action, which it believes are meritorious.

The Company previously recorded a reserve of $1.5 million in the third quarter of 2007 in connection with its then estimate of the Earn Out Payment. Whether the payment is due and owing depends on a determination of EBITDA (as defined in the SPA) for the one year period following the closing of the acquisition of RTI (the “Earn Out Period”). Subsequently, the Company has made the required calculations of EBITDA (as it is defined in the SPA) and the Company believes that EBITDA for the Earn Out Period did not achieve the minimum amount required under the SPA to justify any Earn Out Payment to the former shareholders of RTI. The Company has delivered the required notice of its determination of EBITDA for the Earn Out Period to Michael Riccardi as owner representative of the former RTI shareholders. To the extent that Mr. Ricciardi may contest the Company’s determination, and the parties cannot mutually agree on the matter, the SPA provides for a neutral auditor to review the determination and promptly make a final ruling on the amount, if any, of an Earn Out Payment. Under the SPA the ruling of the neutral auditor is final and unappealable. There can be no assurance that the Company will be successful in recovering some or all of the amount of its Indemnity Claim or that the Company will be successful in the Virginia Action or in any proceeding before a neutral auditor to determine the amount, if any, of the Earn Out Payment. On August 14, 2008 the Company and the former shareholders of RTI tentatively agreed to a settlement pursuant to which the Company agreed to pay the former shareholders of RTI $750,000 against the Earn out as specified in the SPA which will be paid over the next twenty-four months, consisting of interest only for the first twelve months and then twelve monthly installments of $62,500 plus interest. Accordingly, the Company has reduced its initial estimate from $1.5million to $900,000 which includes $150,000in estimated legal fees based the tentative settlement. There can be no assurance that a final settlement will be reached.

A copy of the SPA was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2006 and the terms of the SPA are hereby incorporated by reference.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2008 the Company approved the adoption of the Company’s 2008 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options there under. The maximum number of options made available for issuance under the Plan are ten million (10,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

In May 2008 the board issued 6,184,000 options to various officers and directors of the company.

Pursuant to an Exchange Agreement between the Company and Barron Partners LP (“Barron”), dated June 30, 2008, the Company issued Barron 520,000 shares of Series C Convertible Preferred Stock. The Series C Preferred has a par value of $0.01 and each share of preferred stock is convertible into 10 shares of common stock at any time, at the option of the holder. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices. Holders of the Company’s Series C Preferred are not entitled to dividends and the Holder has no redemption privileges.

We claim an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the issuance of the options pursuant to Section 4(2) of the Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

DATE: August 18, 2008

LATTICE INCORPORATED

BY:	/S/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR