Form 10-Q
period 2008-09-30
Lattice INC
filed 2008-11-17
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2008, there were 16,829,950 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$732,265	$769,915
Accounts receivable, net	3,275,266	3,839,744
Inventories	46,407	65,846
Other current assets	286,448	127,801
Total current assets	4,340,386	4,803,306

Property and equipment, net	39,295	27,530
Goodwill	7,629,632	7,629,632
Other intangibles, net	4,237,900	5,354,071
Other assetes	52,889	118,623
Total assets	$16,300,102	$17,933,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,182,292	$2,716,411
Accrued expenses	1,109,505	1,252,916
Contingent Consideration - due former RTI owners	—	1,500,000
Customer deposits	15,000	15,000
Notes payable	1,606,972	1,050,254
Derivative liability	598,365	7,217,099
Total current liabilities	5,512,134	13,751,680
Long term liabilities:
Long Term Debt	750,000
Deferred tax liabilities	2,139,330	2,661,954
Total long term liabilities	2,889,330	2,661,954
Total liabilities	8,401,464	16,413,634
Minority interest	135,480	214,599

Shareholders' equity
Preferred Stock - .01 par value	78,387	78,387
Preferred Stock series A 9,000,000 shares authorized, 7,838,686 issued
Preferred Stock series B 1,000,000 shares authorized 502160 and 1,000 000 issued
respectively	5,022	10,000
Preferred Stock series C 575,000 shares authorized 520,000 issued	5,200	—
Common stock - .01 par value, 200,000,000 authorized,	165,520	168,425
16,552,021 and 16,842,428 issued, and 16,639,441 and 16,829,428 outstanding
Additional paid-in capital	38,158,180	36,854,901
Accumulated deficit	(30,251,318)	(35,408,951)
	8,160,991	1,702,762
Common stock held in treasury, at cost	(397,833)	(397,833)
Shareholders' equity	7,763,158	1,304,929
Total liabilities and shareholders' equity	$16,300,102	$17,933,162

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenue - Technology Services	$10,656,897	$10,242,162	$3,775,213	$3,976,275
Revenue - Technology Products	866,245	970,354	428,934	339,867
Total Revenue	11,523,142	11,212,516	4,204,147	4,316,142

Cost of Revenue - Technology Services	7,916,610	5,048,465	2,924,049	2,103,352
Cost of Revenue - Technology Products	335,386	337,991	167,370	125,821
Total cost of revenue	8,251,996	5,386,456	3,091,419	2,229,173

Gross Profit	3,271,146	5,826,060	1,112,728	2,086,969

Operating expenses:
Selling, general and administrative	3,359,768	4,094,165	1,024,628	1,527,018
Research and development	384,692	314,339	123,720	109,041
Amortization expense	1,116,171	1,561,284	372,057	520,428
Total operating expenses	4,860,631	5,969,788	1,520,405	2,156,487

Loss from operations	(1,589,485)	(143,728)	(407,677)	(69,518)

Other income (expense):
Derivative income (expense)	2,750,199	3,889,788	195,609	2,828,906
Extinguishment loss	2,607,525	(157,130)	—	—
Other income	970,150		370,150
Interest expense	(140,910)	(530,135)	(32,703)	(51,133)
Finance expense	(2,636)	(21,520)	(1,170)	(7,202)
Total other income (expense)	6,184,328	3,181,003	531,886	2,770,571

Minority Interest	79,119	(188,781)	23,700	(87,602)

Income before taxes	4,673,962	2,848,494	147,909	2,613,451

Income taxes (benefit)	(521,171)	—	(172,755)	—

Net income	$5,195,133	$2,848,494	$320,664	$2,613,451

Reconciliation of net income loss
Income applicable to common shareholders:
Net income	$5,195,133	$2,848,494	$320,664	$2,613,451
Series B Preferred stock dividend	(37,500)	(37,500)	(12,500)	(12,500)
Income applicable to common stockholders	$5,157,633	$2,810,994	$308,164	$2,600,951

Income per common share
Basic	$0.31	$0.17	$0.02	$0.16
Diluted	$0.04	$(0.02)	$—	$—

Weighted average shares:
Basic	16,829,428	16,642,428	16,829,428	16,642,428
Diluted	56,172,092	64,230,056	53,592,883	64,230,056

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended September 30,
	2008	2007

Cash flow from operating activities:
Net income before preferred dividends	$5,195,133	$2,848,494

Adjustments to reconcile net loss to net used for operating activities:
Derivative income	(2,750,199)	(3,772,263)
Amortization of intangible assets	1,116,171	1,561,284
Amortization of debt discount (effective method)	—	205,809
Amortization of deferred financing	—	21,520
Settlement of Contingent Liability - former RTI shareholders	(1,057,650)
Extinguishment (gain) loss	(2,607,525)	157,130
Deferred income taxes	(521,171)	—
Minority interest	(79,119)	188,781
Share-based compensation	156,635	184,320
Depreciation	21,079	12,375
Changes in operating assets and liabilities:	—
(Increase) decrease in:	—
Accounts receivable	564,478	(1,773,718)
Inventories	19,439	10,643
Other current assets	(6,998)	(16,311)
Other assets	65,734	(16,818)
Increase (decrease) in:	—
Accounts payable and accrued liabilities	(677,530)	986,837
Deferred revenue	—	(62,495)
Total adjustments	(5,756,656)	(2,312,906)
Net cash provided by ( used in) operating activities	(561,523)	535,588
Cash Used in investing activities:
Purchase of equipment	(32,844)	(832)
Net cash used for investing activities	(32,844)	(832)
Cash flows from financing activities:
Payments on notes payable	(131,000)	(842,000)
Bank line-of-credit borrowings (payments), net	687,717	25,315
Net cash provided by (used for) by financing activities	556,717	(816,685)
Net decrease in cash and cash equivalents	(37,650)	(281,929)
Cash and cash equivalents - beginning of period	769,915	392,275
Cash and cash equivalents - end of period	$732,265	$110,346
	—
Supplemental cash flow information
Interest paid in cash	$81,397	$215,685
Supplemental disclosures of Non-Cash Investing & Financing Activities
Preferred stock Series B	(4,978)	—
Preferred Stock Series C	5,200	—
Common Stock	(2,905)	—
Additional paid in capital	1,257,883	—
Derivative liability	(1,261,010)	—

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a) Organization:

Lattice Incorporated (the "Company") was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a service provider which includes developing software applications for clients based on its core platform technology. To further its strategy of becoming a service provider, the Company acquired a majority interest in Systems Management Engineering, Inc, (“SMEI”) in February 2005 and purchased all of the issued and outstanding common shares of Ricciardi Technologies Inc. “(RTI”) in September 2006. RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or though prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 93% of the Company’s revenues are derived from from services we provided to various departments and agencies of the Federal Government, both directly and through other prime contractors,rendered to the Department of Defenese . In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions contained in Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report for Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,171,748 including non-cash derivative liabilities of $598,365. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate alternative financing to support its operations and satisfy any obligations coming due.

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

d) Use of estimates :

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

e)  Revenue Recognition :

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

f) Share-based payments:

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the nine months ended September 30, 2008 and 2007, share-based payment expense was $156,635 and $184,320, respectively. As of September 30, 2008, there was approximately $1,582,474 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $1,582,474 will be amortized over the weighted average remaining service period.

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

As of September 30, 2008 and December 31, 2007, the derivative liabilities amounted to $598,365 and $7,217,099, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

Note 2- Settlement with former RTI Shareholders:

In June 2008, the Company filed suit in New Jersey Superior Court against Michael Ricciardi and Marie Ricciardi, former shareholders of Ricciardi Technologies, Inc. (“RTI”), along with the Domenix Corporation, a company owned by Marie Ricciardi and operated by her and Michael Riccardi. The defendants removed the case to the United States District Court for the district of New Jersey, where it was pending under the caption, Lattice, Inc. v.Marie Ricciardi, et al., Civil Action No. 08 cv 3208 (the “New Jersey Action”). The New Jersey Action sought to enforce the restrictive covenant contained in the September 12, 2006 Stock Purchase Agreement (the “SPA”), pursuant to which the Company purchased RTI from, inter alia, the Ricciardis. The restrictive covenant prohibited the former owners of RTI from (a) competing, directly or indirectly against Lattice and RTI and/or (b) soliciting employees or others engaged by RTI for a period of three years from the date of the SPA. The Company sought a preliminary injunction to prevent Marie Ricciardi, acting in concert with her husband and through Domenix, from continuing to breach the restrictive covenant and damages in an as yet undetermined amount for damages resulting from the breach. A hearing on Lattice’s motion for preliminary injunction occurred on August 7, 2008.

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

In September 2008, the Company and former RTI shareholders signed a settlement agreement (the “Settlement Agreement”) whereby $150,000 of the amount held in escrow pursuant to the SPA will be returned to the Company. As of September 30, 2008, we recorded a receivable for such amount in other current assets. In October 2008 we received the funds. In addition, pursuant to the Settlement Agreement, Michael Ricciardi and Marie Ricciardi agreed to return 497,840 shares of the Company’s preferred stock and 290,407 shares of the Company’s common stock. Pursuant to the Settlement Agreement, the Company agreed to pay the former shareholders of RTI the aggregate sum of $750,000 as settlement of the Earn Out Payment, which amount shall be paid over the next twenty-four months, consisting of interest only for the first twelve months and then twelve monthly installments of $62,500 plus interest. Accordingly, the Company has reduced its recorded reserve from $1.5 million and recognized $750,000 as other income. In addition, the Company recorded income for the nine months ended September 30, 2008 from the settlement in the amount of $970,000, net of $150,000 in legal fees.

Note 3- Segment reporting

Management views its business as one reportable segment: Government services. The Company evaluates performance based on profit or loss before intercompany charges.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Goverment Services	$10,656,897	$10,242,162	$3,775,213	$3,976,275
Other	866,245	970,354	428,934	339,867
Total Consolidated Revenues	11,523,142	11,212,516	4,204,147	4,316,142

Gross Profit:
Government Services	2,740,287	5,193,697	851,164	1,872,923
Corporate and other	530,859	632,363	261,564	214,046
Total Consolidated	3,271,146	5,5826,060	1,112,728	2,086,969

Total Assets:
Goverment Services	15,683,314
Corporate and Other	616,788
Total Consolidated Assets	16,300,102

Note 4 - Notes payable

Notes payable consists of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Bank line-of-credit (a)	$1,427,972	$740,254
Note Payble – former RTI owners (b)	750,000
Notes payable to Stockholders/Officers (c))	179,000	310,000
Total notes payable	2,356,972	1,050,254
Less current maturities	(1,606,972)	(1,050,254)
Long-term debt	$750,000	$—

(a) Bank line-of-credit:

On March 7, 2008, Lattice Incorporated (the “Company”) entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the line-of-credit, which in the aggregate cannot exceed 85% of the Company’s eligible accounts receivable. The line-of-credit bears interest at 3% above the Prime Rate (8.25% at September 30, 2008). The outstanding balance at September 30, 2008 was $1,427,972. Pursuant to the Loan Agreement, the Company is required to maintain certain financial covenants including a minimum current ration of 0.75:1.00 and a minimum EBITDA of $200,000. As of September 30, 2008, the Company was not in compliance with the minimum EBITDA requirement which constitutes a default on the line of credit. As a result of the default and in accordance with the Loan Agreement, the interest rate on the line of credit shall be increased by 5%. In addition, Private Bank is entitled to declare all amounts due under the Loan Agreement to be immediately due and payable, which as of September 30, 2008 amount to $1,472,972. Private Bank is also entitled to cease advancing money or extending credit to the Company. Private Bank also has a right of set-off for any and all balances and deposits of the Company held by Private Bank. Further, Private Bank has the right to foreclose on the collateral, which includes all personal property of the Company.

(b) Note payable - former RTI owners:

In accordance with the Settlement Agreement with Michael Ricciard as owner representative of the former RTI shareholders (as described in Note 2), the Company issued a 24 month promissory note to the former RTI shareholders payable at 10% interest only in the initial 12 months starting October 2008 and paying principal of $62,500 plus interest per month starting with the 13th month.

(c) Notes payable stockholders/officers:

At September 30, 2008 the Company has a short-term loan payable to a former officer and stockholder of the Company totaling $9,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note and payable in full by December 31, 2008.

At September 30, 2008 the Company has a term note payable of $170,000 with a director of the Company. The note bears interest at 20% per annum and is payable monthly at $ 9,368 with any residual balance maturing September 2009.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 17,438,465 and 40,483,333 shares of the Company’s common stock as of September 30, 2008 and December 31, 2007, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments as of and for the periods September 30, 2008 and September 30, 2007:

	Nine months ended June 30, 2008	Nine months ended September 30, 2007	Three months ended September 30, 2008	Three months ended September 30, 2007
Derivative income(expense):
Conversion features	—	$(467,120)	—	—
Warrant derivative	$2,750,199	$4,356,908	$195,609	$2,828,906

	September 30, 2008	December 31 2007

Derivative liabilities:
Warrant derivative	$ (598,365)	$(7,217,099)

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of September 30, 2008 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 104.26% - 106.49% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 2.91% - 4.29%.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.  Since the conversion feature no longer required bifurcation as of February 2, 2007, there was no compound derivative recorded as of September 30, 2008. The expense recorded in the nine months ended September 30, 2007 related to the fair value adjustments on the embedded derivative instrument from the period from January 1, 2007 through February 2, 2007.

Note 6 -Exchange of Warrants for shares of Series C Preferred Stock

On June 30, 2008, the Company entered into an agreement with Barron Partners L.P., pursuant to which Barron Partners agreed to return their unregistered warrants to the Company for cancellation in exchange for 520,000 shares of newly issued Series C Convertible Preferred Stock (the “Exchange Agreement”). The following warrants were returned for cancellation pursuant to the Exchange Agreement:

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

In accordance with the Share Exchange Agreement, on June 30, 2008, we designated 575,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred has a par value of $0.01 and each share of preferred stock is convertible into 10 shares of common stock at any time, at the option of the holder. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices. Holders of the Company’s Series C Preferred are not entitled to dividends and the Holder has no redemption privileges. In considering the application of Statement 133, we identified those specific terms and features embedded in the contract that possess the characteristics of derivative financial instruments. Those features included the conversion option and buy-in and non-delivery puts. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series C Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in EITF D-109 Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under Statement No. 133 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series C Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) embedded features did not require derivative liability classification and (ii) certain Non-delivery and Buy-in puts which require the Company to make-whole the investor for market fluctuation losses in the event of non-delivery of conversion shares meet the requisite criteria of a derivative financial instrument and should be bifurcated. Since share delivery is in the Company’s option and they have enough authorized shares to settle their share-settleable debt, it was determined that the value of these puts was deminimus.

The following table sets forth the computation of basic and diluted earnings per share:

Note 7 -Earnings per share

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Three months ended September 30, 2008	Three months ended September 30, 2007

Income (loss) applicable to common stockholders, as reported	$5,157,633	$2,810,994	$308,164	$2,600,951
Reconciliation to numerator for diluted earnings per share:
Income on derivative warrants	(2,750,199)	(3,889,788)	(195,609)	(2,828,906)
Preferred stock dividends	37,500	37,500	12,500	12,500
Numerator for diluted earnings per share	$2,444,934	$(1,041,294)	$125,055	$(227,955)

Weighted average shares	16,829,428	16,642,428	16,829,428	16,642,428
Reconciliation to denominator for diluted earnings per share

Dilutive derivative warrants	5,379,707	27,011,111	5,739,670	27,011,111
Shares indexed to convertible preferred stock	34,110,568	20,398,517	34,110,568	20,398,517
Dilutive employee options	(147,615)	178,000	(3,086,784)	178,000

Denominator for diluted earnings per share	56,172,088	64,230,056	53,232,288	64,230,056

Earnings per common share:
Basic	0.31	0.17	0.02	0.16
Diluted	0.04	(0.02)	0.00	(0.00)

The above table includes only dilutive instruments and their effects on earnings per common share.

Note 8 Stock Based Compensation:

On May 15, 2008 the Company’s board of directors approved the adoption of the Company’s 2008 Incentive Stock Option Plan.. The maximum number of shares available for issuance under the Plan is 10,000,000. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the optionee and the Company.

In May 2008 and August 2008 the board issued options to purchase an aggregate of 6,309,000 shares of the Company’s common stock to various officers and directors of the company. The company recorded $146,807 in connection with the issuance of options plus $9,833 from prior grants, for a total stock base compensation expense of $156,640.

The weighted-average fair value per share of the options granted during 2008 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	2008	2007
Risk-Free interest rate	4.91%	4.27%
Expected dividend yield	—	—
Expected stock price volatility	106.49%	131%
Expected option Life	5.5 years	10 years

	Number of	Number of	Weighted-
	Options	Options	Average
	Available	Outstanding	Exercise Price
Balance December 31, 2007	467,000	1,371,000	$1.00
2008 Plan	10,000,000
Options granted under Plan in 2008	(6,309,000)	6,309,000.33
Balance September 30, 2008	4,158,000	7,680,000	$.45

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

We derive substantially all of our revenues from governmental contracts under which we act as both a prime contractor and indirectly as a subcontractor. Revenues from government contracts accounted for approximately $10,657,000 or 93% of our overall revenues for the nine months ended September 30, 2008. Of our total government contract revenues, 89% were from Prime contract vehicles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES:

Total revenues for the three months ended September 30, 2008 decreased slightly by $112,000 or 2.6% to $4,204,000 compared to $4,316,000 for the three months ended September 30, 2007. Our Technology Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 90% of total revenues.

GROSS MARGIN:

Gross margin for the three months ended September 30, 2008 was $1,113,000, a decrease of 974,000 or 46.7% compared to the $2,087,000 for three months ended September 30, 2007. Gross margin, as a percentage of revenues, decreased to 26.5% from 48.4% for the same period in 2007. The decrease in percentage was mainly due to a higher component of our costs of sales attributable to an increased use of subcontractors in support of our government contracts, primarily the JPM-IS Seaport-e contract, a material contract which was won in July 2007.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended September 30, 2008, research and development expenses increased to $124,000 as compared to $109,000 for the three months ended September 30, 2007. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended September 30, 2008, SG&A expenses decreased to $1,025,000 from $1,527,000 in the comparable period prior year. As a percentage of revenues, SG&A was 24.4% for the current quarter ended September 30, 2008 versus 35.4% in the comparable period a year ago. The decrease in expense was mainly attributable to cost savings initiatives and lower fringe and indirect overhead costs, which decreased in line with the decline in our direct labor costs. Also, in the prior year quarter, the company incurred non-recurring corporate expenses related to executive hiring efforts.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended September 30, 2008 was $372,000 compared to $520,000 for the three months ended September 30, 2007. The decrease is attributed to intangibles being fully amortized in 2007.

INTEREST EXPENSE:

Interest Expense decreased to $33,000 for the three months ended September 30, 2008 compared to $51,000 for the three months ended September 30, 2007. Interest expense in 2008 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The decrease is attributed to lower interest rate we pay on our line of credit versus prior year level. We have also reduced our short term borrowing. We expect interest to increase in the future due to our loan agreement with the former RTI Shareholders.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Three months ended September 30, 2008		Three months ended September 30, 2007
Derivative income (expense)
Conversion features	$		$
Warrant derivative		$195,609		$2,828,906

NET INCOME:

The Company's net income for the three months ended September 30, 2008 was $320,000 compared to net income of $2,613,000 for the three months ended September 30, 2007. Net income is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that the net income in the current quarter included; (i) other income of $370,000 related to the Company’s settlement with the former RTI shareholders, (ii) non-cash derivative income of $196,000 and (iii) an income tax benefit of $173,000 related to the carrying value of deferred tax liabilities.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES:

Total revenues for the nine months ended September 30, 2008 increased by $311,000 or 2.8% to $11,523,000 compared to $11,213,000 for the nine months ended September 30, 2007. Our Technology Services segment, which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies, accounted for 93% of total revenues.

GROSS MARGIN:

Gross margin for the nine months ended September 30, 2008 was $3,271,000, a decrease of $2,555,000 or 43.9% compared to the $5,826,000 for the nine months ended September, 2007. Gross margin as a percentage of revenues decreased to 28.4% from 52% for the same period in 2007. The decrease in percentage was mainly due to a higher component of our costs of sales attributable to an increased use of subcontractors in support of our government contracts, primarily the JPM-IS Seaport-e contract.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the nine months ended September 30, 2008, research and development expenses increased to $385,000 as compared to $314,000 for the nine months ended September 30, 2007. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the nine months ended September 30, 2008, SG&A expenses decreased to $3,360,000 from $4,094,000 in the comparable period prior year. As a percentage of revenues, SG&A was 29.2% for the current quarter ended September 30, 2008 versus 36.5% in the comparable period a year ago. The decrease in SG&A was a result of: lower fringe and indirect overhead costs which moved in line with the decrease in our direct labor costs, non-recurring expenses in the prior year period and cost saving initiatives.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the nine months ended September 30, 2008 was $1,116,000 compared to $1,561,000 for the nine months ended September 30, 2008. The decrease is attributed to intangibles fully amortized in 2007.

INTEREST EXPENSE:

Interest Expense decreased to $141,000 the nine months ended September 30, 2008 compared to $530,000 for the nine months ended September 30, 2007. Interest expense in 2008 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. Interest expense in 2007 included $206,000 in amortized debt discount from the convertible debenture with Barron. The decrease is also due to the lower interest rate we pay on our line of credit versus year ago levels.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
Derivative income (expense)				(467,120)
Conversion features	$		$
Warrant derivative		$2,750,199		$4,356,908

NET INCOME:

The Company's net income for the nine months ended September 30, 2008 was $5,195,000 compared to net income of $2,848,000 for the nine months ended September 30, 2007. Net income (loss) is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that the net income in the current period included; (i) a non-cash derivative gain of $2,750,000, (ii) an extinguishment gain of $2,608,000, (iii) other income related to the settlement with the former RTI shareholders of $970,000 and an income tax benefit of $521,000 related to the carrying value of deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. For the nine months ended September 30, 2008 we had negative operating cash of $562,000. and the Company’s working capital deficiency at September 30, 2008 of $1,242,000 including non-cash derivative liabilities of $598,000. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to improve near term operating performance; maintain its line of credit availability and to obtain adequate alternative financing sufficient enough to support operations until the necessary operating improvements are made. Pursuant to the Loan Agreement, the Company is required to maintain certain financial covenants including a minimum current ration of 0.75:1.00 and a minimum EBITDA of $200,000. As of September 30, 2008, the Company was not in compliance with the minimum EBITDA requirement which constitutes a default on the line of credit. As a result of the default and in accordance with the Loan Agreement, the interest rate on the line of credit shall be increased by 5%. In addition, Private Bank is entitled to declare all amounts due under the Loan Agreement to be immediately due and payable, which as of November 14, 2008 amount to approximately $1,442,000. Private Bank is also entitled to cease advancing money or extending credit to the Company. Private Bank also has a right of set-off for any and all balances and deposits of the Company held by Private Bank. Further, Private Bank has the right to foreclose on the collateral, which includes all personal property of the Company. As of November 14, 2008, Private Bank has not taken any of the aforementioned actions against the Company as a result of the default. However, we can provide no assurance that they will not take such actions at a future date. We can not guarantee that we be successful in either improving our operating performance or obtaining alternative financing. We are highly dependent upon the line of credit to support our ongoing operations, however, at the time of this filing, we can provide no assurance that future advances on the line of credit will be available to us, nor that we will be able to secure alternative financing on terms acceptable to us.

Working capital and other activities:

The Company’s working capital deficiency as of September 30, 2008 amounts to $1,242,000 compared to a deficiency of $8,948,000 as of December 31, 2007. Included in the deficiency was $598,000 and $7,217,000 of non-cash derivative liabilities respectively. Excluding derivative liabilities, at September 30, 2008 our current assets of $4,340,000 compared to current liabilities of $4,984,000.

For the nine month period ended September 30, 2008, cash and cash equivalents decreased slightly to $732,000 from $770,000 at December 31, 2007.

Net cash used by operating activities was $562,000 for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $536,000 in the corresponding nine month period ended September 30, 2007.

Net cash provided by financing activities was $557,000 for the nine months ended September 30, 2008 compared to net cash used in financing of $817,000 in the corresponding nine months ended September 30, 2007.

Short-term notes at September 30, 2008 totaled $1,607,000 compared to $1,050,000 at December 31, 2007. Included in short term notes was an outstanding balance on our $4,000,000 line of credit facility of $1,428,000. (See Note 4 to the Financial Statements for a discussion of these liabilities)

The Company’s negative cash flow from operations of $562,000 for the nine months ended September 30, 2008 has been mainly financed by borrowings on its line of credit facility and the Company’s cash and cash equivalents. The outstanding balance on its line of credit at September 30, 2008 was $1,428,000 compared to $740,000 at December 31, 2007. As a result of the default on our line of credit described above, we may not be able to obtain future advances under the line of credit.

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

Impairments of long-lived assets:

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $11,906,827 (or 75%) of total assets at September 30, 2008. The Company considers the possibility that impairments may exist when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flow information requires additional assumptions, including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different from those estimates.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Paul Burgess, the Company’s Chief Executive Officer (“CEO”) and Joe Noto, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As disclosed in the Company’s 10-KSB for the year ended December 31, 2007, the Company’s CEO and CFO concluded that the limited financial backgrounds of certain members of the Company’s executive management team beyond its CFO are inhibiting its financial reporting process. The Company intends to hire additional personnel with more substantial financial backgrounds but has not done so to date.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In June 2008, the Company filed suit in New Jersey Superior Court against Michael Ricciardi and Marie Ricciardi, former shareholders of Ricciardi Technologies, Inc. (“RTI”), along with the Domenix Corporation, a company owned by Marie Ricciardi and operated by her and Michael Riccardi. The defendants removed the case to the United States District Court for the district of New Jersey, where it was pending under the caption, Lattice, Inc. v.Marie Ricciardi, et al., Civil Action No. 08 cv 3208 (the “New Jersey Action”). The New Jersey Action sought to enforce the restrictive covenant contained in the September 12, 2006 Stock Purchase Agreement (the “SPA”), pursuant to which the Company purchased RTI from, inter alia, the Ricciardis. The restrictive covenant prohibited the former owners of RTI from (a) competing, directly or indirectly against Lattice and RTI and/or (b) soliciting employees or others engaged by RTI for a period of three years from the date of the SPA. The Company sought a preliminary injunction to prevent Marie Ricciardi, acting in concert with her husband and through Domenix, from continuing to breach the restrictive covenant and damages in an as yet undetermined amount for damages resulting from the breach. A hearing on Lattice’s motion for preliminary injunction occurred on August 7, 2008.

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

In September 2008, the Company and former RTI shareholders signed a settlement agreement (the “Settlement Agreement”) whereby $150,000 of the amount held in escrow pursuant to the SPA will be returned to the Company. As of September 30, 2008, we recorded a receivable for such amount in other current assets. In October 2008, we received the funds. In addition, pursuant to the Settlement Agreement, Michael Ricciardi and Marie Ricciardi agreed to return 497,840 shares of the Company’s preferred stock and 290,407 shares of the Company’s common stock. Pursuant to the Settlement Agreement, the Company agreed to pay the former shareholders of RTI the aggregate sum of $750,000 as settlement of the Earn Out Payment, which amount shall be paid over the next twenty-four months, consisting of interest only for the first twelve months and then twelve monthly installments of $62,500 plus interest.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On March 7, 2008, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”), pursuant to which Private Bank agreed to extend a lien of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company is required to maintain certain financial covenants including a minimum current ration of 0.75:1.00 and a minimum EBITDA of $200,000. As of September 30, 2008, the Company was not in compliance with the minimum EBITDA requirement which constitutes a default on the line of credit. As a result of the default and in accordance with the Loan Agreement, the interest rate on the line of credit shall be increased by 5%. In addition, Private Bank is entitled to declare all amounts due under the Loan Agreement to be immediately due and payable, which as of November 14, 2008 amount to approximately $1,442,000. Private Bank is also entitled to cease advancing money or extending credit to the Company. Private Bank also has a right of set-off for any and all balances and deposits of the Company held by Private Bank. Further, Private Bank has the right to foreclose on the collateral, which includes all personal property of the Company. As of November 14, 2008, Private Bank has not taken any of the aforementioned actions against the Company as a result of the default.

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

DATE: November 17, 2008

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR