Form 10-K
period 2008-12-31
Lattice INC
filed 2009-04-13
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION   FILE NUMBER ______________________________

LATTICE INCORPORATED
(Exact name of registrant as specified in charter)

DELAWARE	22-2011859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7150 N. Park Drive, Suite 500, Pennsauken, New Jersey 08109
(Address of principal executive offices) (Zip Code)

Registrant's telephone Number: (856) 910-1166

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
$.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registrant is a   well-known seasoned issuer, as defined in Rule 405 of te Securities Act
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of June 30, 2008 was $2,032,824.

As of April 8, 2009, the issuer had 16,829,950 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

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

At December 31, 2008, we operated the businesses of SMEI and RTI as separate legal entities with regards to our contractual relationships with our government clients. For reporting reasons, the SMEI and RTI operations comprise the Technology Services segment. In addition, Lattice Incorporated continues to supply call control technology to telecom service providers. We have been a primary supplier to a major Local Exchange Carrier and, in recent years; have expanded our customer base to include the newly emerging unregulated companies offering the same service in today’s more highly competitive telecom environment.

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

BubbleLink

BubbleLink is a versatile and feature rich transaction processing platform that is used to develop and enhance a variety of customizable communications applications

Nexus Call Control System

The Nexus Call Control System is built on our BubbleLink software architecture. This open source platform is a combination of integrated computer telephony hardware and software. The Nexus Call Control System is capable of handling thousands of call transactions per hour and provides telecom service providers with effective tools to manage telephone calls. The Nexus can scale handle small to large facilities without sacrificing features or performance.

Nexus call control systems are supported by an integrated array of administrative and investigative programs that provide a management solution suite. All programs interact in real-time with Nexus calls and databases via an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

Nexus  provides technologically advanced call control and management tools targeted at investigation and law enforcement in the inmate telephone control industry. Nexus includes live monitoring, debit and recording features. The Nexus system can be structured to use pre-paid collect and pre-paid debit cards that support specialized tariffs and call timing. With pre-paid services, Nexus provides complete control and security.

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

Product Development

We continue to refine our core BubbleLink software technology. The BubbleLink software provides a hosting platform for telephony transactions and processes. The BubbleLink technology supports our existing Nexus family of products and the MinuteMan pre-paid card system. Management believes the addition of Aquifer to our product offerings gives us greater flexibility with product design and will help keep our business competitive.

Government Contracts

Virtually all of our Technology Services Segment (SMEIand RTI) revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of total company revenues contingent on government funding represented approximately 93% of our total revenues for the twelve months ended December 31, 2008 and 91% for the year ended December 31, 2007. Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

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

·
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

EMPLOYEES

As of March 31, 2009, we had 42 full time employees and no part time employees. We supplement full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

As of March 31, 2009, , our Government Services segment comprised of SMEI and RTI  had 32 full time employees and one part time employee. None of SMEI’s or RTI’s employees are covered by a collective bargaining agreement. Relations with employees considered to be good.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR   BUSINESS

Liquidity Risk

Our liquidity is highly dependent on our (i) cash reserves (ii) availability on our credit facility and (iii)our ability to achieve our current business plan . In the event there is an unexpected downturn in our business or we are unable to achieve our operating goals, the Company would need to modify its debt agreements, curtail operations and obtain alternative funding in a challenging credit environment. We generated an operating cashflow deficit of $23,583 for 2008. We had net borrowing proceeds on our line of credit of $717,928 which  increased the outstanding balance on our credit facility to $1,458,000 as of December 31, 2008 from  $740,000  December 31 2007.  Since our borrowing capacity is limited by the level of our eligible trade receivables, more reliance will be placed on our ability to achieve planned operating performance to fund our debt payments coming due in the next twelve months. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain alternative financing.

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 93% of our total revenue in FY2008 and 91% of our total revenue in FY2007 from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the DoD, or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Because we depend on government contracts for most of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United States government either as a Prime or a subcontractor accounted for approximately $15,149,944, or 93% of revenues, for the year ended December 31, 2008 as compared to $13,853,580, or 91% of our sales for the year ended December 31, 2007. Our government contracts are incrementally funded for periods ranging up to twelve months, and the government agencies may require re-bidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a material decline in our revenues and cash flows.

We derive a significant portion of our revenues from two multi-year contract vehicles.

                   Approximately 68% of our 2008 revenues versus 20% in 2007 come from two contract vehicles (Seaport-e and SSA Task orders) under Joint Program Manager Information Systems (JPMIS). These contracts are multi-year contracts (Base Year plus four option years) and are incrementally funded for interim periods up to twelve months.  A termination or modification of these contracts would seriously harm our business and have a material impact on the  Company’s revenues and cash flows.

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

We may not be able to enhance our existing products to address the needs of other markets.

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

As of April 8, 2009, we had 16,829,950 shares of common stock issued and 16,529,441 outstanding. Additionally, we have 49,178,133 shares of common stock issuable upon conversion of our preferred stock and warrants. The sale or potential sale of these shares issuable pursuant to convertible securities and warrants may result is substantial dilution to the holders of common stock and these factors may have a depressive effect upon the market price of our common stock.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock has ranged from $0.06 to $0.59. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

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

RTI leases a facility located at 8306 Rugby Road, Manassas VA. The facility is comprised of 3,166 square feet of space. The lease expires on May 31, 2010. . The Company does not utilize the space since it combined operations of SMEI and RTI at our Herndon facility. We have engaged a broker to market the space as a sublet.  RTI pays rent of $6,229.17 a month for the RTI facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock for the years ended December 31, 2008 and 2007 and the interim periods through April 8, 2009.. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below have been adjusted to reflect the one-for-ten reverse split.

Year Ended December 31, 2009
	High	Low
First Quarter ended March 31, 2009	$.15	$.065
Second Quarter ended June 30, 2009 (through April 8, 2009)	$.12	$.12

Year Ended December 31, 2008
	High	Low
First Quarter ended March 31, 2008	$.65	$.28
Second Quarter ended June 30, 2008	$.42	$.25
Third Quarter ended September 30, 2008	$.32	$.20
Fourth Quarter ended December 31, 2008	$.27	$.06

Year Ended December 31, 2007
	High	Low
First Quarter ended March 31, 2007	$.90	$.36
Second Quarter ended June 30, 2007	$.51	$.30
Third Quarter ended September 30, 2007	$.51	$.36
Fourth Quarter ended December 31, 2007	$.53	$.20

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of April 8, 2009, we had 16,929,850 outstanding shares of common stock held by approximately 291 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has  recorded dividends on 502,160  shares of  5% Series B Preferred Stock.  In 2008, the Company recorded $25,108 of dividends payable. Dividends cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,681,0000	$0.41	4,158,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	7,681,000	$0.41	4,158,000

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

GENERAL OVERVIEW

Lattice Incorporated (formerly Science Dynamics) was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. We have been developing and delivering secure technologically advanced communication solutions for over thirty years.

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

On September 19, 2006, pursuant to a securities purchase agreement, we issued to Barron Partners LP, for $4,500,000 (a) a note in the principal amount of $4,500,000, and (b) common stock purchase warrants to purchase up to 12,500,000 shares of common stock at $0.50 per share and 12,500,000 shares of common stock at $1.25 per share.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 21, 2007

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2008	2007
Sales	$16,268,481	$15,217,827

Net income	$934,237	$3,726,213

Net income (loss) per common share – Diluted	$(0.04)	$0.01

	OPERATING EXPENSES		PERCENT OF SALES
	2008	2007	2008	2007

Research & Development	518,342	432,069	3.2	2.8%

Selling, General & Administrative	4,667,374	6,113,338	28.7%	37.6%

SALES:

Total Revenues for the fiscal year ended December 31, 2008 increased to $16,268,481compared to $15,217,827 in the prior year ended December 31, 2007, representing an increase of $1,050,654 or 6.9%.

We derived 93% and 91% of our revenue during the twelve months ended December 31, 2008 and 2007, respectively, from contracts with U.S. government agencies which we segment as Technology Services. Our Technology Service revenues are derived from services provided to the federal government Dept of Defense (DoD) agencies or to prime contractors supporting the federal government, including services provided by our employees and our subcontractors. Approximately 68% of our 2008 revenues were derived from two contract vehicles under JPMIS, our Seaport-e and SSA contracts, which compared to approximately 20% of revenues in the previous year..

COST OF SALES:

Cost of Sales for the fiscal year ended December 31, 2008 increased 33.5% to $11,245,484 from $8,423,090 for the prior year ended December 31, 2007. The increase in cost of sales was attributable to a higher component of our 2008 revenues being provided by subcontractors as opposed to in-house or direct labor. Cost of sales in our  Goverment Services segment consists of direct labor and other direct costs (ODCs), which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in the government contracting industry, typically are incurred in response to specific client tasks and may vary from period to period. As a percentage of revenues, cost of sales increased  to 69.1% from 55.4% for the same period in 2007. The increase was mainly due to a higher component of our costs of sales attributable to an increased use of subcontractors in support of our government contracts, primarily the JPMIS Seaport-e and SSA contract vehicles which were awarded late in the 3rd quarter of 2007.  Revenues supported by subcontractors accounted for approximately 50% of our overall revenues versus approximately 25% for 2007.

RESEARCH AND DEVELOPMENT:

Research and Development Expenses increased slightly to $518,342 for the fiscal year ended December 31, 2008 from $432,069 in the year ended December 31, 2007. Engineering staffing levels are comparable to 2007 levels. Management believes that continual enhancements of the Company's products will be required to enable  us to maintain its competitive position. We  will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, General and Administrative Expenses ("SG&A") consist primarily of expenses for management, finance and administrative personnel, legal, fringe costs, indirect overhead costs, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2008, SG&A decreased to $4,667,374from $6,113,338 for the comparable year ended December 31, 2007, representing a decrease of $1,445,964 or 23.7%. As a percentage of revenues, SG&A costs for 2008 decreased to 28.7% from 40.1.6% for the year ended December 31, 2007. The decrease in SG&A was mainly attributable to lower fringe and indirect overhead costs, which decreased proportionately to the decline in our direct labor costs combined with cost reductions in general and administrative expenses. Also, in the prior year period, the company incurred non-recurring corporate expenses of approximately $500,000 related to “one-time” business development fees and executive hiring efforts.

AMORTIZATION & IMPAIRMENT

Non-cash amortization expense for 2008 and 2007 related to intangible assets recognized in the purchase accounting of SMEI and RTI amounted to $1,488,228 and $1,990,164 respectively.  The decrease in 2008 is attributable to intangibles being fully amortized in 2007. In addition, the Company recorded an impairment charge in the 4th quarter of 2008 totaling $5,486,342 related to the valuation of intangibles and goodwill recorded in conjunction with the SMEI and RTI acquisitions (See Note 9 for a full discussion)

INTEREST EXPENSE

Interest Expense consists of interest paid and accrued on our notes payable and outstanding balance on our credit facility. Interest expense decreased to $230,839 for the year ended December 31, 2008 from $494,414 for the prior year ended December 31, 2007. Included in interest expense for 2007 was $110,618 related to the amortization of debt discount on the 2006 Barron Convertible Note which was converted to Preferred Stock in February 2007. Excluding the effects of the derivative expense, interest costs decreased to $230,839 from $383,796 in 2007. The decrease in interest year on year was attributed to lower interest rates incurred on our line of credit versus the prior year rate.  We expect interest to increase in the future due to our loan agreement with the former RTI Shareholders and the factoring agreement with Republic Capital closed on March 20, 2009.

FINANCE EXPENSE:

Finance Expense for the year ended December 31, 2008 amounted to $0, compared to $99,279 for the year ended December 31, 2007. Finance expense in 2007 represents our amortization of deferred financing fees that were incurred with the September 2006 Barron financing amounting. to $99,279. Financing expense for 2007 also included damages under registration payment arrangements that we paid for delays in the meeting registration effectiveness dates. Subsequent to December 31, 2007, the Company and the investors settled these liquidated damages.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 10 in the accompanying financial statements.

	Year ended December 31, 2008	Year ended December 31, 2007
Derivative income	$3,147,958	$(467,120)
Conversion features and day-one derivative loss	$--	$5,438,051
Warrant derivative	$3,147,958	$4,970,931

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

EXTINGUISHMENT INCOME (LOSS):

In 2008, the Company recorded $2,695,025 as a gain on extinguishment for the issuance of 520,000 shares of newly issued Series C Convertible Preferred Stock in exchange (See Note 6 the “Barron Exchange”) for the  return of Barron’s unregistered warrants to the Company for cancellation in exchange

In 2007, the Company entered into a letter agreement with Barron which provided for (i) the waiver of all accrued and unpaid liquidated damages for not filing the registration statement and (ii) the extension to a later date of certain mandated events, such as the re-composition of the Board. This waiver required compensation in the form of warrants to purchase 1,900,000 shares of common stock which were valued at approximately $1,031,000 using the Black-Scholes-Merton technique. The accrued liability settled amounted to $874,000 and, accordingly, the difference between the fair value of the warrants and the carrying amount of the liability was recognized as a loss on extinguishment of approximately $157,000.

NET INCOME :

The Company's net income for the year ended December 31, 2008 was $934,237 which compared to net income of $3,726,213 for the year ended December 31, 2007. Net income  is influenced by the matters discussed in the other sections of this MDA However, it should be noted that our 2008 net income included $3,147,958 compared to $4,970,932 in 2007 of derivative income which represents the decrease in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). See Derivative Income above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income. Also included in our 2008 income was a non-cash extinguishment gain of $2,695,025 recorded on the exchange with Barron of Preferred Series C Stock for outstanding warrants.

INCOME  APPLICABLE TO COMMON STOCKHOLDERS:

Income  applicable to common stock gives effect to our net income , cumulative undeclared dividends on our Series B Preferred Stock amounting to $25,108 and $50,000 for the year ended December 31, 2008 and 2007, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever. In connection with our adjustment to the conversion price of the Series A Convertible Preferred Stock on December 31, 2007, we recorded deemed dividends of $2,954,507. These deemed dividends are reflected as an adjustment to net income for year ended 2007 to arrive at net loss applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

LIQUIDITY AND CAPITAL RESOURCES

 Company has had negative trend in 2008 gross margin relative to revenues, negative operating cash flow for 2008 and historical working capital deficiencies. Management expects the going concern opinion to be removed upon achieving its planned operating results for 2009.

At December 31, 2008, the Company’s current assets of $5,005,532 compared to current liabilities of $5,407,146. Current liabilities included $200,606 of non-cash derivative liabilities.

Cash and cash equivalents increased to $1,363,130 at December 31, 2007 from $769,915 at December 31, 2007. Net cash used for operating activities was $23,583 for the twelve months ended December 31, 2008 compared to net cash provided by operating activities of $1,086,050 in the corresponding twelve months ended December 31, 2007.

Net cash used in investment activities was $15,560 for the twelve months ended December 31, 2008 compared to $24,916 in the corresponding period ended December 31, 2007. Purchase of Property, Plant and equipment totaled $15,560 for 2008 compared to $24,916 prior year. With revenues  focused on services, there is not a significant requirement for capital expenditures. The capital requirement is limited to personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $632,358 for the twelve months ended December 31, 2008 compared to net cash used by financing activities of $683,494 in the corresponding twelve months ended December 31, 2007. The $632,358 consisted of, repayments of short term notes totaling $85,570 favorably offset by increased net borrowings on our line of credit facility of $717,928.

On March 11, 2009, Lattice Incorporated (the “Company”) entered into an Accounts Receivable Purchase Agreement (the “Agreement”) with Republic Capital Access, LLC (“Republic Capital”).  The Agreement shall terminate on December 31, 2009 unless otherwise extended by the parties.  The maximum amount of receivables purchased under the Agreement shall not exceed $2,500,000.

Pursuant to the terms of the Agreement, Republic Capital agreed to purchase certain eligible receivables of the Company (the “Eligible Receivables”) at an initial purchase price equal to 90% of the face amount of the Eligible Receivables (the “Initial Purchase Price”). Within 2 days of the collection of the Eligible Accounts (the “Residual Payment Date”), Republic Capital shall pay the Company an amount equal to the total amount collected less the sum of (i) the Initial Purchase Price; (ii) the Discount Factor (as defined below) owed with respect to the purchased receivable; and (iii) the total of all accrued and unpaid Program Access Fees.  On each Residual Payment Date, Republic Capital is entitled to deduct from any collections an amount equal to 0.35% of the face amount of the purchased receivable (the “Discount Factor”).  Upon execution of the Agreement, the Company paid Republic Capital an enrollment fee of $12,500.  Further, on each Residual Payment Date, an amount equal to the sum of 0.0226% of the daily ending account balance for each day during the applicable period shall be deducted from the amount collected (the “Program Access Fee”).  In addition, pursuant to the terms of the Agreement, the Company shall pay Republic Capital a quarterly fee equal to $2,500 if the average account balance for each day is less than $1,500,000.On March 20, 2008, Lattice Incorporated (the “Company”) paid off the outstanding balance on its line of credit of $1,465,076 with Private Bank with $800,000 from its cash reserves and the remaining $665,076 advanced by Republic Capital Access. (“RCA”)

Liquidity is our ability to maintain a sufficient cash position, generate cash flows from operating activities and have availability on our Accounts Receivable credit facilities to meet our future obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements and debt repayments. At December 31, 2008, we had  $1,363,130 in cash and cash equivalents. We have approximately $300,000 of principal payments on our outstanding debt coming due in the next twelve months.  Additionally, our interest costs will be approximately $300,000 annually assuming we maintain the outstanding balance on our Accounts Receivable credit facility at current levels. The Company is highly dependent on its planned cash flows from operations and availability on its credit facility which is supported by the level of its trade receivables. The Company’s ability to achieve its planned operating cash flows is highly dependent on the continued issuance of periodic funding task orders under its main contract vehicles  with JPMIS (Seaport-e and SSA) which accounted for approximately 70% of the Company’s 2008 revenues. In the event that there is a disruption in these contract vehicles it could materially impact the Company’s ability to continue to operate as a going concern.

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

Basis of Financial Statement Presentation

At December 31, 2008 the Company has a working capital deficiency of $401,614 including non-cash derivative liabilities of $201,000.  During 2008 the Company had a loss from operations of $7,137,288 of which $5,486,341 was in impairment charge on intangibles, the balance of the loss was $1,650,947. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The Company provides IT and business process outsourcing services under cost reimbursable, time-and-material, fixed-price contracts, which may extend up to 5 years. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated.

•
Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract.  Certain cost under government contracts are subject to audit by the government.  Indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits.  Management believes that any adjustment by the government will not be material to the financial statements.

•
Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs.  For fixed price contracts that are based on unit pricing or level of effort, the Company recognizes revenue for the number of units delivered in any given fiscal period.  For fixed price contracts in which the Company is paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

•
The Company’s contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided.  In evaluating the probability of funding for purposes of assessing collectability of the contract price, the Company considers its previous experiences with its customers, communications with its customers regarding funding status, and the Company’s knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Impairments of long-lived assets

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $6,030,224 (or 54.3%) of total assets at December 31, 2008. The Company considers the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

ITEM 9A. CONTROLS AND PROCEDURES.

Managements Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2008.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of April 13, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal controls over financial reporting.   Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the small business issuer’s internal control over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position

Paul Burgess	43	President, chief executive officer and director
Joe Noto	49	Chief financial officer and secretary
Jeannemarie Devolites Davis	52	Director
Robert E. Galbraith	64	Director
Donald Upson	54	Director

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

Joe Noto, Chief Financial Officer and Secretary. Mr. Noto joined Lattice in March 2005 as Vice President of Finance and served in that position until May 2005 when he accepted the position of Chief Financial Officer. Prior to joining the Company, from 2002 to 2005, Mr. Noto was VP/Controller heading financial operations at Spectrotel Inc. (formerly Plan B Communications), a communications service provider. From 2000 to 2002, Mr. Noto was the Finance Director at Pivotech Systems, a communications software start-up Company backed by Optical Capital Group. Mr. Noto holds a B.A. degree from Rutgers College and is a Certified Public Accountant of New Jersey and is a member of the American Institute of CPA’s and the New Jersey Society of CPA’s.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2007, except that Paul Burgess filed a Form 3 and a Form 4 late; Joe Noto filed a Form 3 and a Form 4 late; and Robert E. Galbraith filed a Form 4 late 3 times:

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

The following information is furnished for the years ended December 31, 2008, 2007 and 2006 for our principal executive officer and the two most highly compensated officers other than our principal executive officer who was serving as such at the end of our last completed fiscal year:

Name and Principal Position	Year	Salary $		Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Paul Burgess	2008	$225,000		—	—	$621,376	—	—	—		$846,376
President, Chief	2007	$225,000		—	—	—	—	—	—		$225,000
Executive Officer	2006	$112,500	(3)	$52,500	—	—	—	—	—		$165,500
and Director

Joe Noto	2008	$150,000		$30,000	—	$310,688	—	—	—		$490,688
Chief Financial	2007	$150,000		$30,000	—	—	—	—	—		$180,000
Officer	2006	$150,000		$30,000	—	—	—	—	—		$180,000

Mike Ricciardi (4)	2008	$—		—	—	—	—	—	$—		$—
Chief Operating	2007	$176,422		—	—	—	—	—	$15,000	(5)	$191,422
Officer	2006	$41,250		—	—	$75,000	—	—	$15,000	(5)	$131,250

Eric Zelsdorf (6)	2008	$93,333		—	—	—	—	—	—		$93,333
Chief Technology	2007	$160,000		—	—	—	—	—	—		$160,000
Officer	2006	$160,000		—	—	—	—	—	—		$160,000

(1)	Represents performance bonus earned in the year when paid.

(2)
These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model. The options vest annually on the anniversary date over 3 years.

(3)	Mr. Burgess waived $112,500 of his salary in the first half 2006. His annual base salary is $225,000 per his employment agreement.

(4)
Mr. Ricciardi’s 2006 salary is for part of the year since his hire date was September 19, 2006 coinciding with the acquisition of RTI. Additionally Mr. Ricciardi received 125,000 options with a strike price of $0.60 per share which vest annually over three years from date of hire. Mr. Ricciardi ceased working for the Company on October 16, 2007. On October 16, 2007 the Company entered into a severance agreement with Michael Ricciardi the former COO of the Company, which supersedes his September 19, 2006 employment agreement. Per the agreement the Company paid $210,000 as follows: $20,000 upon signing of the agreement and $190,000 paid in equal bi-monthly payment for 12 months. For such consideration the employee agreed to a non compete agreement which ended October 16, 2008.

(5)	Included in other compensation is $15,000 pursuant to a consulting arrangement with Mr. Ricciardi’s spouse. This arrangement expired March 30, 2007.

(6)	Effective July 31, 2008 , Mr Zelsdorf’s empolymet termintated. He currently serves as a consultant to the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2008

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $
Joe Noto	200,000	—		—	$1.00	July,2015	—	—	—	—
	—	1,400,000	(a)	—	$0.33	May,2018	—	—	—	—

Paul Burgess	200,000	—		—	$0.30	May 2014	—	—	—	—
	200,000	—		—	$0.50	Oct 2014	—	—	—	—
	600,000	—		—	$1.00	Feb 2015	—	—	—	—
	—	2,800,000	(b)	—	$0.33	May, 2018	—	—	—	—

(a)	466,666 vest May 2009, 2010 and 2011

(b)	933,333 vest May 2009, 2010 and 2011

COMPENSATION OF DIRECTORS

Directors are compensated $1,000 per in-person Director’s meeting. In addition, directors will receive $10,000 each in annual compensation.Each director was also awarded 28,000 stock options on May 15, 2008 which vests over 3 years at a strike price of $0.33 per share.  $18,642 represents the estimated fair value of stock options granted.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

EMPLOYMENT AGREEMENTS

On March 24, 2009 the Company renewed its Executive Employment Agreement with Paul Burgess. Under the Executive Employment Agreement, Mr. Burgess is employed as our Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement shall automatically be extended for successive terms of one year each. Mr. Burgess will be paid a base salary of $250,000 per year under the Executive Employment Agreement Amendment. Mr. Burgess is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Burgess upon at least 60 days prior notice to us.

On March 24, 2009, the Company renewed its executive employment agreement with Joe Noto. Under the Executive Employment agreement, Mr Noto is employed as our Chief Financial Officer for a term of three years.  At an annual base salary of $175.000. Thereafter, the Executive Employment Agreement will shall be automatically extended for successive terms of one year each.  Mr. Noto  is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 60 days prior notice to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 8, 2009 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	1,933,333	10.3%

Robert Galbraith (4)	319,333	1.9%
Michael Ricciardi (5)	3,080,000	18.3%
Marie Ricciardi (5)	3,080,000	18.3%
Burlington Assembly of God (6) 2035 Columbus Road Burlington, New Jersey 08016	1,333,333	7.9%
Joe Noto (3)	666,667	3.8%
Dragonfly Capital Partners, LLC (7) 420 Lexington Avenue Suite 2620 New York, New York 10170	978,200	5.8%
Jeannemarie Devolites Davis	28,637	*

Donald Upson	28,637	*
Alan Bashforth (9)	2,324,836	12.6%
All named executive officers and directors as a group (5 persons)	2,925,273	15.4%

*   Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)
Applicable percentage ownership is based on 16,829,950  shares of common stock outstanding as of April, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents shares issuable upon exercise of options.

(4)	Includes 5,000 shares owned by Mr. Galbraith’s wife, as to which Mr. Galbraith disclaims beneficial interest

(5)
Mr. and Mrs. Ricciardi are husband and wife. The number of shares beneficially owned by each of them includes (a) 710,000 shares owned by Michael Ricciardi, (b) 1,460,000 shares owned by Marie Ricciardi, and (c) 910,000 shares owned by them as custodian for their minor child. Mr. and Mrs. Ricciardi disclaim beneficial interest in the shares owned by the other and their minor child.

(6)	Represents 666,667 shares of common stock and 333,333 shares of common stock issuable upon exercise of warrants.

(7)
Warrants issued to Dragonfly as placement fees for the Barron financing. These warrants were issued in 2 traunches of 489,100 each with a strike price of $0.50 and $1.25 per share respectively with a five year term.

(9)
Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; and (d) 600,000 warrants exercisable at $1.00 per share which expire 2012 and (f) 170,000 shares and 850,000 warrants issued in connection with the private placement of common stock between April 14 th and May 11, 2006. The warrants are five year warrants and have a strike price of $1.20 per share. We issued 100,000 shares of common stock in December 2007 related to consulting services rendered.

Barron Partners holds  preferred stock and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the note and warrant, by their terms, may not be converted or exercised if such conversion or exercise would result in Barron Partners or its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Of the members of the Company’s board of directors, Jeannemarie Devolites Davis, and Donald Upson are considered to be independent under the listing standards of the Rules of NASDAQ setforth in the NASDAQ Manual independent as that term is set forth in the listing standards of the National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007 were $100,000 and $75,000, respectively. In addition $32,500 of fees were paid to our former auditor Peter C. Cosmas CPA in connection our 2007 quarterly reviews.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007 were $13,500 and $7,500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

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

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006**

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi**.

10.17	Amendment to Employment Agreement - Paul Burgess**

10.18	Amendment to Employment Agreement - Joe Noto**

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.**

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

14.1	Code of Ethics (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006**

99.10	Lockup Agreement from Laurus Master Fund, LTD.**

99.11	Irrevocable Proxy**

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006**

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.**

** Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: April 13, 2009	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: April 13, 2009	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess		April 13, 2009
Paul Burgess	President, Chief Executive Officer and Director

/s/ Joe Noto		April 13, 2009
Joe Noto	Chief Financial Officer and Secretary

/s/ Robert Galbraith		April 13, 2009
Robert Galbraith	Director

/s/ Jeannemarie Devolites Davis		April 13, 2009
Jeannemarie Devolites Davis	Director

/s/ Donald Upson		April 13, 2009
Donald Upson	Director

Lattice Incorporated

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheets of Lattice Incorporated and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Demetrius & Company,  L.L.C.

Wayne, New Jersey 07470
April 13, 2009

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$1,363,130	$769,915
Accounts receivable	3,560,690	3,839,744
Inventories	30,704	65,846
Other current assets	51,008	127,801
Total current assets	5,005,532	4,803,306

Property and equipmen, net	21,090	27,530
Goodwill	3,599,386	7,629,632
Other intangibles, net	2,409,748	5,354,071
Other assetes	54,459	118,623
Total assets	$11,090,215	$17,933,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,698,551	$2,716,411
Accrued expenses	1,726,891	1,252,916
Due to former Stockholder's per Sept 19, 2006 purchase agreement		1,500,000
Customer deposits	15,000	15,000
Notes payable	1,766,098	1,050,254
Derivative liability	200,606	7,217,099
Total current liabilities	5,407,146	13,751,680
Long term liabilities:
Long term debt	666,515	-
Deferred tax liabilities	1,200,283	2,661,954
Total long term liabilities	1,866,798	2,661,954

Minority interest	193,280	214,599

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,838,686 issued	78,387	78,387
Series B 1,000,000 shares authorized 502,160 issued	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	-
Common stock - .01 par value, 200,000,000 authorized,	168,425	168,425
16,842,428 and 16,842,428 issued, 16,539,441 and 16,829,848 outstanding respectively
Additional paid-in capital	38,418,897	36,854,901
Accumulated deficit	(34,499,822)	(35,408,951)
	4,181,087	1,702,762
Common stock held in treasury, at cost	(558,096)	(397,833)
Shareholders' equity	3,622,991	1,304,929
Total liabilities and shareholders' equity	$11,090,215	$17,933,162

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION

	DECEMBER 31,
	2008	2007

Revenue - Technology Services	$15,149,944	$13,853,580
Revenue - Technology Products	1,118,537	1,364,247
Total Revenue	16,268,481	15,217,827

Cost of Revenue - Technology Services	10,817,725	7,892,257
Cost of Revenue - Technology Products	427,759	530,833
Total cost of revenue	11,245,484	8,423,090

Gross Profit	5,022,997	6,794,737

Operating expenses:
Selling, general and administrative	4,667,374	6,113,338
Research and development	518,342	432,069
Impairment loss (see Note 7)	5,486,341	-
Amortization expense	1,488,228	1,990,164
Total operating expenses	12,160,285	8,535,571

Loss from operations	(7,137,288)	(1,740,834)

Other income (expense):
Derivative income	3,147,958	4,970,932
Extinguishment income ( loss)	2,695,025	(157,130)
Other income	977,844
Interest expense	(230,839)	(494,414)
Finance expense	-	(99,279)
Total other income	6,589,988	4,220,109

Minority Interest	21,319	(79,038)

Income (loss) before taxes	(525,981)	2,400,237

Income taxes (benefit) (Note 14)	(1,460,218)	(1,325,976)

Net income	934,237	3,726,213

Reconciliation of net income to
income applicable to common shareholders:
Net income	934,237	3,726,213
Preferred stock dividends	(25,108)	(3,004,507)
Income applicable to common stockholders	$909,129	$721,706

Income (loss) per common share
Basic	$0.05	$0.04
Diluted	$(0.04)	$0.01

Weighted average shares:
Basic	16,779,762	16,658,343
Diluted	55,453,783	74,201,159

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Cash flow from operating activities:
Net Income	$934,237	$3,726,213

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative income	(3,147,958)	(4,970,932)
Amortization of intangible assets	1,488,228	1,990,164
Impairment	5,486,341
Deferred income taxes	(1,460,218)	(1,325,976)
Amortization of debt discount (effective method)	-	205,809
Amortization of deferred financing	-	26,119
Settlement of contingent liability-former RTI shareholders	(970,150)
Stock issued for services	-	40,000
Financing expenses paid in stock	-	65,470
Extinguishment (gain) loss	(2,695,025)	157,130
Minority interest	(21,319)	79,038
Interest derivative	-	110,618
Share-based compensation	308,096	245,760
Depreciation	22,000	34,573
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	279,054	(1,427,580)
Inventories	35,142	(1,404)
Other current assets	182,713	(105,040)
Other assets	64,164	4,313
Increase (decrease) in:
Accounts payable and accrued liabilities	(528,888)	2,294,270
Deferred revenue	-	(62,495)
Total adjustments	(957,820)	(2,640,163)
Net cash provided by (used for) operating activities	(23,583)	1,086,050
Cash Used in investing activities:
Purchase of equipment	(15,560)	(24,916)
Net cash used for investing activities	(15,560)	(24,916)
Cash flows from financing activities:
Financing fees in connection with Barron financing and Revolving Line of Credit	-	149,506
Revolving credit facility (payments) borrowings, net	717,928	-
Short term notes paid		(833,000)
Loans paid Stockholders' & Officers	(85,570)	-
Net cash provided by (used in) financing activities	632,358	(683,494)
Net increase (decrease) in cash and cash equivalents	593,215	377,640
Cash and cash equivalents - beginning of period	769,915	392,275
Cash and cash equivalents - end of period	$1,363,130	$769,915

Supplemental cash flow information
Interest paid in cash	$177,987	$315,470
Supplemental disclosures of Non-Cash Investing & Financing Activities
Preferred stock Series C issued	5,200
Treasury	(160,263)
Additional paid in capital	1,255,900
Derivative liability	(1,261,100)
RTI earn-out		1,500,000
Prepaid finance cost reclassified as equity		442,474
Accrued expenses settled with stock warrants		874,000

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHARHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Treasury Stock
	Shares	Amount	Shares	Amount			Shares	Amount	Total

Stockholders' equity, January 1, 2007	1,000,000	$10,000	16,642,428	$166,425	$24,850,967	$(36,130,657)	12,580	$(397,833)	$(11,501,098)

Net Income						3,726,213			3,726,213

Coversion of 40,000 SHS SeriesA Preferred	(40,000)	(400)	100,000	1,000	(600)				-

Dragonfly warrants reclassed to equity upon Note Conversion					462,517				462,517

Share-based compensation					245,760				245,760

Accrued Dividends -SeriesB Preferred						(50,000)			(50,000)

100,000 SHS issued A Bashforth Consultling			100,000	1,000	39,000				40,000

52,599 SHS of Series A issued liquidated damages - Reg Filing	52,599	526			65,223				65,749

Stock Dividends -Preferred SeriesA EBITDA Ratchet					2,954,507	(2,954,507)			-

Conversion of Barron Convertible Debt	7,826,087	78,261			8,237,527				8,315,788

Stockholders' equity, December 31, 2007	8,838,686	$88,387	16,842,428	$168,425	$36,854,901	$(35,408,951)	12,580	$(397,833)	$1,304,929

Net Income						934,237			934,237

Settlement with former RTI - return of Preferred Series B SHS							497,840	(99,568)	(99,568)

Settlement with former RTI - return of Common SHS							290,407	(60,695)	(60,695)

Share-based compensation					308,096				308,096

Barron Exchange	520,000	5,200			1,255,900	-			1,261,100

Dividends - Series B Preferred						(25,108)			(25,108)

Stockholders' equity, December 31, 2008	9,358,686	$93,587	16,842,428	$168,425	$38,418,897	$(34,499,822)	800,827	$(558,096)	$3,622,991

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

a) Organization

Lattice Incorporated (the "Company") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 90% of the Company’s revenues are derived from solution services. RTI’s income and expresses are included in the results of operations from September 19, 2006. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation going concern

At December 31, 2008 the Company has a working capital deficiency of $401,614 including non-cash derivative liabilities of approximately $201,000.  During 2008 the Company had a loss from operations of $7,137,288 of which $5,486,341 was from an impairment charge on intangibles. The balance of the loss was $1,650,947. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

f) Fair value disclosures:

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(n), below, derivative financial instruments are carried at fair value.

g) Cash

The Company maintains its cash balances with various financial institutions. Balance at various times during the year may at time exceed Federal Deposit Insurance Corporation limits.

h) Inventories:

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

i) Income Taxes:

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

j) Revenue Recognition:

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

The company applies the guidance of SOP-97-2 with regards to its software products sold. Under this guidance, the Company determined that its product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (post-contract support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

In our Government Services segment, our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. For fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the service is provided and the amount earned is not contingent upon any further event.

Our fixed price contracts are primarily based on unit pricing (labor hours) or level of effort. As such, the Company recognizes revenue for the number of units delivered in any given fiscal period. Accordingly, these contracts do not fall within the scope of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts , where revenue is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract.

Certain costs under government contracts are subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits.  Management believes that any adjustment by the government will not be material to the financial statements.

k) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2008, there was approximately $1,150,337 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $1,150,337 will be charged to operations over the weighted average remaining service period.

l) Depreciation, amortization and long-lived assets:

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

m) Fair Value of Financial Instruments

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

As of December 31, 2008 and December 31, 2007, the derivative liabilities amounted to $200,606 and $7,217,099, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

n) Derivative financial instruments and registration payment arrangements:

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

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position (FSP) EITF 00-19-2, Accounting for Registration Payment Arrangements , which amended FAS 133..The FASB Staff Position specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (“FAS 5”). FAS 5 provides for the recognition of registration payments when they are both probable of being incurred and reasonably estimable. The Company adopted EITF 00-19-2 in the fourth  quarter of the Company’s year ended December 31, 2006.

o) Recent accounting pronouncements

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

In December  2007,  the FASB issued SFAS No. 160,  "No controlling  Interests in consolidated  Financial  Statements,  an amendment of ARB No. 51" ("SFAS  160").SFAS 160  introduces  significant  changes in the  accounting  and reporting for business acquisitions and no controlling interest ("NCI") in a subsidiary.  SFAS160 also changes the accounting for and reporting for the deconsolidation of a Subsidiary.  Companies  are  required to adopt the new standard for fiscal years beginning  after January 1, 2009.  The Company is evaluating the impact of this standard and currently  does not expect it to have a  significant  impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative hedging activities and is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  The Company will adopt SFAS 161 in the first quarter of 2009.  Since SFAS 161 requires additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.  The adoption of SFAS 161 will change the Company’s disclosures for derivatives instruments and hedging activities in the first quarter of fiscal year 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, FSP 142-3 requires a consistent approach between the useful life of a recognized intangibles asset under SFAS 142 and the periods of expected cash flows used to measure the fair value of an asset under SFAS 141(R ).  The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively.  Early adoption is prohibited.  The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated results of operation or financial condition.

In May 2008, The FASB issued SFAS No. 162, “ The hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the united State (The GAAP hierarchy).  The hierarchical guidance provided by SFAS No. 162 did not have a significant impact on the company’s financial statements.

p)  Basic and diluted income (loss) per common share:

The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards No 128, Earnings Per Share (“FAS 128”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 55 million shares and 58 million shares at December 31, 2008 and 2007, respectively. In connection with the Company’s adjustment to the conversion price of the Series A Convertible Preferred Stock on December 31, 2007, the Company recorded deemed dividends of $3,004,507. These deemed dividends are reflected as an adjustment to net income for the year ended 2007 to arrive at net income applicable to common stockholders on the consolidated statement of operations and for purposes of calculating basic and diluted earnings per shares.

Note 2 - Settlement with former RTI Shareholders:

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

In September 2008, the Company and former RTI shareholders signed a settlement agreement (the “Settlement Agreement”) whereby $150,000 of the amount held in escrow pursuant to the SPA will be returned to the Company.  In October 2008 we received the funds. In addition, pursuant to the Settlement Agreement, Michael Ricciardi and Marie Ricciardi agreed to return 497,840 shares of the Company’s preferred stock and 290,407 shares of the Company’s common stock. Pursuant to the Settlement Agreement, the Company agreed to pay the former shareholders of RTI the aggregate sum of $750,000 as settlement of the Earn Out Payment, which amount shall be paid over the next twenty-four months, consisting of interest only for the first twelve months and then twelve monthly installments of $62,500 plus interest. Accordingly, the Company has reduced its recorded reserve from $1.5 million and recognized $750,000 as other income. In addition, the Company recorded income for the year ended December 31, 2008 from the settlement in the amount of $970,000, net of $150,000 in legal fees.

Note 3 - Segment reporting

Management views its business as one reportable segment: Government services. The Company evaluates performance based on profit or loss before intercompany charges.

	Year Ended
	December 31,
	2008	2007
Revenue:
Goverment Services	$15,149,944	$13,853,580
Other	1,118,537	1,364,247

Total Consolidated Revenue	$16,268,481	$15,217,827

Gross Profit:
Groverment Services	$4,332,219	$5,193,697
Corporate and other	690,778	530,833
Total Consoldiated	$5,022,997	$5,724,530

	December 31,
Total Assets:	2008	2007
Government Services	$10,127,333	$17,166,440
Corporate and other	962,882	766,722
Total Consolidated Assets	$11,090,215	$17,933,162

Note 4 - Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2008 and 2007.

Note 5 - Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31,
	2008	2007
Computer, Fixtures and equipment	$1,674,152	$1,658,592

Less: accumulated Depreciation	$(1,653,062)	$(1,631,062)

Total	$21,090	$27,530

Note 6 - Notes payable

Notes payable consists of the following as:

	December 31,
	2008	2007
Bank Line of Credit (a)	$1,458,183	$740,254
Note paayble- Former RTI owners (b)	750,000	-
Notes payable to stockholder (c )	224,430	310,000
Total notes payable	$2,432,613	$1,050,254
Less: current maturities	(1,766,098)	(1,050,254)
Long-term debt	$666,515	$-

(a) Bank line-of-credit:

On March 7, 2008, Lattice Incorporated (the “Company”) entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the line-of-credit, which in the aggregate cannot exceed 85% of the Company’s eligible accounts receivable. The line-of-credit bears interest at 3% above the Prime Rate (11.25% at December 31, 2008 since the Company defaulted September 30, 2008). The outstanding balance at December 31, 2008 was $1,458,182. Pursuant to the Loan Agreement, the Company is required to maintain certain financial covenants including a minimum current ration of 0.75:1.00 and a minimum EBITDA of $200,000. As of December 31, 2008, the Company was not in compliance with the minimum EBITDA requirement which constitutes a default on the line of credit. As a result of the default and in accordance with the Loan Agreement, the interest rate on the line of credit was  increased by 5%. In addition, Private Bank is entitled to declare all amounts due under the Loan Agreement to be immediately due and payable, which as of December 31, 2008 amount to $1,458,182. Private Bank has ceased advancing money or extending credit to the Company.  Private Bank also has a right of set-off for any and all balances and deposits of the Company held by Private Bank. Further, Private Bank has the right to foreclose on the collateral, which includes all personal property of the Company. The line of credit with Private bank matured February 29, 2009 and the Company has closed on a new credit facility with Republic Capital Access (see Note 19 Subsequent events) and paid the balance due of $1,463,787 including interest .

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

(c) Notes payable stockholders/officers:

At December 31, 2008 the Company has a short-term loan payable to a former officer and stockholder of the Company totaling $8,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note and payable in full by April 30, 2009.

At December 31, 2008 the Company has a term note payable of $216,430 with a director of the Company. The note bears interest at 21.5% per annum and is payable monthly at $ 9,368 with any residual balance maturing March 2011.

Note 7 - 2006 Barron Financing Arrangement:

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

Note 8 - Exchange of   Warrants for shares of Series C Preferred Stock

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

Note 9 - Goodwill and other intangible assets:

The tables below present amortizable intangible assets as of December 31, 2008 and 2007:

December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted Average amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(1,522,129)	$(1,001,645)	$858,743	2 years
Know how and processes	2,924,790	(1,316,162)	(451,964)	1,156,664	3 years
Customer backlog	1,388,355	(1,089,430)	--	298,925	1.5 years
Customer lists	279,717	(181,815)	(2,486)	95,416	2 years
Employment contract	165,000	(165,000)	--	--	--
	$8,140,379	$(4,274,536)	$(1,456,085)	$2,409,748

December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted Average amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(845,629)	--	$2,536,888	5 years
Knowhow and processes	2,924,790	(731,198)	--	2,193,592	5 years
Customer backlog	1,388,355	(918.610)	--	469,745	3.64 years
Customer lists	279,717	(125.871)	--	153,846	5 years
Employment contract	165,000	(165,000)	--	--	1 year
	$8,140,379	$(2,786,308)	--	$5,354,071

Total intangibles amortization expense was $1,488,228 for the year ended December 31, 2008 and $1,990,164 for the year ended December 31, 2007.

Estimated annual intangibles amortization expense as of December 31, 2008 is as follows:

2009	$(1,009,567)
2010	(1,009,614)
2011	(390,567)

Total	$(2,409,748)

For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts. Based on a discounted cash flow analysis, certain intangibles were determined to be impaired as the carrying value was greater than the expected cash flows from the assets. This analysis resulted in an impairment charge of $1,456,085.

The following is a description surrounding the circumstances over the intangible assets and related impairment charge:

•
Customer relationships and lists: The customer relationships are considered to have value when they represent an identifiable and predictable source of future cash flow to the reporting unit. The Company has established long term relationships with certain governmental agencies; however for relationships in place at the time of the acquisitions, there was a 49% decline in revenue from December 31, 2007 to December 31, 2008. The fair value of customer relationships and lists was calculated using the income approach and the fair value was less than the current carrying value. Thus, an impairment charge of $1,001,645 and $2,486 was made against customer relationships and lists, respectively for the period ended December 31, 2008.

•
Know-how and processes: The Company acquired certain frameworks, monitoring systems and know-how related to software and hardware design development, implementation and analysis. The Company’s know-how and processes were valued using the multi-period excess-earnings method, a form of the Income approach and the fair value represents the present value of the profit derived from the know-how and processes.  The fair value was less than the carrying value so an impairment charge of $451,964 was recognized for the period ended December 31, 2008.

SFAS 142, “Goodwill and Other Intangibles” requires that a goodwill impairment assessment be performed at the "reporting unit" level.   For purposes of this assessment a reporting unit is the operating segment, .  As of December 31, 2008, all goodwill was allocated to the Government Services Sector which was considered one reporting unit. The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculated fair values of the reporting unit using the discounted cash flows (“DCF”) of  the reporting unit based on projected earnings in the future (the Income Approach). Since the reporting unit carrying amount exceeded the fair value, the second step of the goodwill impairment test was performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill. An impairment loss of $4,030,246 was measured by the excess of the carrying amount of goodwill over its implied fair value reduced the carrying value of goodwill to $3,599,386.

Note 10 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of  4,313,465 and 17,438,465 shares of the Company’s common stock as of December 31, 2008 and December 31, 2007, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments as December 31, 2008 December 31, 2007:

	Year ended December 31, 2008	Year ended December 31, 2007
Derivative income(expense):
Derivative income		$(467,120)
Conversion features	--	$5,438,051
Warrant derivative	$3,147,958	$4,970,931

	December 31, 2008	December 31, 2007

Derivative liabilities:
Warrant derivative	$ (200,606)	$(7,217,099)

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2008 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 122.18% - 127.84% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 1.00% - 1.55%.

Embedded derivative instruments consist of multiple individual features that were embedded in the convertible debt instruments. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each convertible note, aggregated into one compound derivative financial instrument for financial reporting purposes. The compound embedded derivative instruments were valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled redemption privileges) that are necessary to value these complex derivatives.  Since the conversion feature no longer required bifurcation as of February 2, 2007, there was no compound derivative recorded as of December 31, 2007. The expense recorded in the year ended December 31, 2007 related to the fair value adjustments on the embedded derivative instrument from the period from January 1, 2007 through February 2, 2007.

Note 11 - Earnings Per Share

	Year Ended
	2008	2007
Numerator:
Net income available for common stockholders	$909,129	$2,400,237
Adjusted income on derivative warrants	(3,147,958)	(4,970,932)
Adjusted for dividends to convertible preferred stock	25,108	3,004,507

Net income avcailable for common stockholders adjusted	$(2,213,721)	$433,812

Denominator:
Weighed average shares used to compute basic EPS	16,779,762	16,658,343
Dilutive derivative warrants	4,563,453	28,913,153
Shares indexed to convertible preferred stock	34,110,568	28,629,663

Weighted aerage shares used to compute diluted EPS	55,453,783	74,201,159

	$(0.04)	$0.01

The above table includes only dilutive instruments and their effects on earnings per common share.

Note 12 - Stockholders’ equity:

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

On June 30, 2008 the Company issued 520,000 shares of Series C Convertible preferred stock in exchange for the cancellation of warrants.  (See Note 8)

In September 2008 in connection with a settlement agreement, with the former RTI shareholders the Company cancelled 497,840 shares of Series B preferred stock and 290,407 share of the Company’s common stock.
 (See Note 2)

Note 13 - Dividends

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

The Company has also recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock in 2008. Dividends cannot be paid as long as the Company has an outstanding balance of its revolving line of credit.

Note 14 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007

Current	-	-
Deferred	$(1,460,218)	$(1,325,976)

The components of the deferred tax assets (liability) as of:

Net Operting Loss	6,555,805	6,949,095

Total Deferred tax Asset	6,555,805	6,949,095
Valuation allowance for Deferred tax asset
Deferred tax asset	6,555,805	6,949,095

Deferred tax liability:
Intangilbe Assets	1,086,979	2,355,790
Sec 481c	113,486	306,164

Net deferred tax long term	1,200,465	2,661,954
Net deferred tax	$1,200,465	$2,661,954

As of December 31, 2008, the Company generated a net operating loss carry forwards of approximately $14,536,153 expiring 2010 through 2028.

The provision for income taxes reported for the year ended December 31, 2008 and 2007.

	December 31,
	2008	2007

Provision (benefit) for taxes using statutory rate	(178,834)	816,081
state taxes, net of federal tax benefit	(31,559)	(1,320)

None deductable expense	(1,249,825)	(1,800,548)
Changes in prior year deferred tax estimates
State	-	(81,340)
Changes in prior year deferred tax estimates
Federal	-	(244,020)
Provision (Benefit) for income taxes	$(1,460,218)	$(1,311,147)

The Company and its subsidiaries have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income taxes” (FIN 48) effective January 1, 2007. The Company had identified its federal consolidated tax returns as a “major” taxing jurisdiction as defined under FIN 48. At December 31, 2008 the company has evaluated its tax filings with major tax jurisdiction for the calendar years 2005 through 2008. These years remain open and can be subjected to an examination. Based on its evaluation, the Company believes that its income tax filings positions and deductions would be sustained under examination and does not anticipate any adjustments that would result in a material change in its financial position. Therefore, no allowance for uncertain income tax positions, including interest and penalties, were required to be recorded at December 31, 2008 pursuant to FIN 48. Additionally, no cumulative effect of an accounting change resulted from the Company’s initial adoption of the FASB Interpretation.

Note 15 - Commitments

a.	Employment agreements:

On March 24, 2009 the Company renewed its Executive Employment Agreement with Paul Burgess. Under the Executive Employment Agreement, Mr. Burgess is employed as our Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement shall automatically be extended for successive terms of one year each. Mr. Burgess will be paid a base salary of $250,000 per year under the Executive Employment Agreement Amendment. Mr. Burgess is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Burgess upon at least 60 days prior notice to us.

On March 24, 2009, the Company renewed its executive employment agreement with Joe Noto. Under the Executive Employment agreement, Mr. Noto is employed as our Chief Financial Officer for a term of three years, at an annual base salary of $175.000. Thereafter, the Executive Employment Agreement will shall be automatically extended for successive terms of one year each Mr. Noto is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 60 days prior notice to us.

b.	Operating Leases:

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2009 and 2010. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease payments required under operating leases

2009	$396,070
2010	$299,720

Total minimum lease payments	$695,790

Total rent expense for was $372,997 and $372,134 for the year ended December 31, 2008 and 2007 respectively.

Note 16 - Share-based payments:

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

B) 2008 Employee Stock Option Plan

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

In May 2008 and August 2008 the board approved the issuance of options to purchase an aggregate of 6,309,000 shares of the Company’s common stock to various officers and directors of the company. The Company recorded stock base compensation expense of $308,096 for the year ended December 31, 2008 $268,764 was in connection with the options issued in  2008 and  $39,332 from prior years’ grants.

The weighted-average fair value per share of the options granted during 2008 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	December 31,
	2008	2007
Risk-Free interest rate	2.91%	4.27%
Expected dividend yield	-	-
Expected stock price volatility	106.49%	131.00%
Expected life	10 years	10 years
Weighted average fair value of options granted	$0.30	$-

			Weighted
			average
	Number	Number	remaining	Weighted
	of Options	of Options	contractual	Average
	Available	Outstanding	Term	Exercise Price
Balance January 1, 2007	467,000	1,372,000	-	$1.00

Options graned under plan	-	-	-	-
Options expried under plan	-	-	-	-

Balance January 1, 2008	467,000	1,372,000	-	$1.00

2008 Plan	10,000,000	-	-
Options graned under Plan in 2008	(6,309,000)	6,309,000	-	0.33

Balance December 31, 2008	4,158,000	7,681,000	9.30	$0.41

Information pertaining to options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life	Price	Exercisable	Price
$.30-$1.80	7,681,000	9.3 years	$ 0.41	1,335,000	$ 0.81

b) Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees' sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There are no shares issued under the plan in 2008 or 2007.

Note 17 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company matches 5% of employee contributions. Pension expense for the years ended December 31, 2008and 2007were $92,192 and $86,964, respectively.

Note 18 - Major Customers and Concentrations

Our government service segment’s primary  "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 93% and 91% of our total revenues for 2008 and 2007 respectively. Accounts receivable at December 31, 2008 and 2007 was $3,335,667 and $3,642,889 respectively.

The Company has two contract vehicles that account for   68%  and  20 %  of its sales in 2008 and 2007 respectively.  Accounts receivable at December 31, 2008 and 2007 was $2,614,776 and $904,143  respectively.

Note 19 - Subsequent events

On March 11, 2009, Lattice Incorporated (the “Company”) entered into an Accounts Receivable Purchase Agreement (the “Agreement”) with Republic Capital Access, LLC (“Republic Capital”).  The Agreement shall terminate on December 31, 2009 unless otherwise extended by the parties.  The maximum amount of receivables purchased under the Agreement shall not exceed $2,500,000.

Pursuant to the terms of the Agreement, Republic Capital agreed to purchase certain eligible receivables of the Company (the “Eligible Receivable”)  without recourse, at an initial purchase price equal to 90% of the face amount of the Eligible Receivables (the “Initial Purchase Price”). Within 2 days of the collection of the Eligible Accounts (the “Residual Payment Date”), Republic Capital shall pay the Company an amount equal to the total amount collected less the sum of (i) the Initial Purchase Price; (ii) the Discount Factor (as defined below) owed with respect to the purchased receivable; and (iii) the total of all accrued and unpaid Program Access Fees.  On each Residual Payment Date, Republic Capital is entitled to deduct from any collections an amount equal to 0.35% of the face amount of the purchased receivable (the “Discount Factor”).  Upon execution of the Agreement, the Company paid Republic Capital an enrollment fee of $12,500.  Further, on each Residual Payment Date, an amount equal to the sum of 0.0226% of the daily ending account balance for each day during the applicable period will be deducted from the amount collected (the “Program Access Fee”).  In addition, pursuant to the terms of the Agreement, the Company paid Republic Capital a quarterly fee equal to $2,500 if the average account balance for each day is less than $1,500,000.