Form 10-Q
period 2009-03-31
Lattice INC
filed 2009-05-11
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

COMMISSION FILE NUMBER 000-10690

LATTICE INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2011859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7150 N. Park Drive, Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (856) 910-1166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2009, there were 16,639,441 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Lattice Incorporated and Subsidaries
Consolidated Balance sheets

	March 31	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$376,664	$1,363,130
Accounts receivable, net	3,238,027	3,560,690
Inventories	30,704	30,704
Other current assets	112,870	51,008
Total current assets	3,758,265	5,005,532

Property and equipment, net	20,253	21,090
Goodwill	3,599,386	3,599,386
Other intangibles, net	2,110,500	2,409,748
Other assetes	54,427	54,459
Total assets	$9,542,831	$11,090,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,450,409	$1,698,551
Accrued expenses	2,170,036	1,726,891
Customer deposits	15,000	15,000
Notes payable	487,416	1,766,098
Derivative liability	373,049	200,606
Total current liabilities	4,495,910	5,407,146
Long term liabilities:
Long Term Debt	482,841	666,515
Deferred tax liabilities	1,036,928	1,200,283
Total long term liabilities	1,519,769	1,866,798
Total liabilities	6,015,679	7,273,944
Minority interest	187,885	193,280

Shareholders' equity
Preferred Stock - .01 par value
Preferred Stock series A 9,000,000 shares authorized, 7,810,686 and 7,838,686 issued	78,107	78,387
Preferred Stock series B 1,000,000 shares authorized 1,000 000 issued	10,000	10,000
Preferred Stock series C 575,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized, 16,942,428 and 16,842,428 issued, and 16,639,441 and 16,539,441 outstanding respectively	169,425	168,425
Additional paid-in capital	38,543,809	38,418,897
Accumulated deficit	(34,909,178)	(34,499,822)
	3,897,363	4,181,087
Common stock held in treasury, at cost	(558,096)	(558,096)
Shareholders' equity	3,339,267	3,622,991
Total liabilities and shareholders' equity	$9,542,831	$11,090,215

See accompanying notes to condensed consolidated finanical statements

Lattice Incorporated and Subsidaries
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008

Revenue - Technology Services	$3,506,525	$3,354,013
Revenue - Technology Products	301,358	236,893
Total Revenue	3,807,883	3,590,906

Cost of Revenue - Technology Services	2,439,757	2,369,326
Cost of Revenue - Technology Products	115,407	88,538
Total cost of revenue	2,555,164	2,457,864

Gross Profit	1,252,719	1,133,042

Operating expenses:
Selling, general and administrative	1,118,308	1,069,640
Research and development	152,494	149,735
Amortization expense	299,248	372,057
Total operating expenses	1,570,050	1,591,432

Loss from operations	(317,331)	(458,390)

Other income (expense):
Derivative income (expense)	(172,443)	179,667
Other expense	(4,840)	-
Interest expense	(76,191)	(50,821)
Finance expense	(1,026)	(452)
Total other income (expense)	(254,500)	128,394

Minority Interest	5,395	27,422

Loss before taxes	(566,436)	(302,574)

Income taxes (benefit)	(163,355)	(174,208)

Net loss	$(403,081)	$(128,366)

Reconciliation of net loss
Loss applicable to common shareholders:
Net loss	$(403,081)	$(128,336)
Series B Preferred stock dividend	(6,277)	(12,500)
Loss applicable to common stockholders	$(409,358)	$(140,836)

Loss per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average shares:
Basic	16,700,554	16,828,428
Diluted	16,700,554	16,828,428

See accompanying notes to condensed consolidated finanical statements

Lattice Incorporated and Subsidaries
Consolidated Statements of Cash Flows

	Three Months ended
	March 31,
	2009	2008

Cash flow from operating activities:
Net loss before preferred dividends	$(403,081)	$(128,336)

Adjustments to reconcile net loss to net used for operating activities:
Derivative (income) expense	172,443	(179,667)
Amortization of intangible assets	299,248	372,057
Deferred income taxes	(163,355)	(174,208)
Minority interest	(5,395)	(27,422)
Share-based compensation	125,631	9,833
Depreciation	837	3,676
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(359,568)	850,650
Other current assets	(61,862)	41,721
Other assets	32	17,524
Increase (decrease) in:
Accounts payable and accrued liabilities	205,554	(1,057,349)
Deferred revenue	-	15,000
Total adjustments	213,565	(128,185)
Net cash provided by ( used in) operating activities	(189,516)	(256,521)
Cash flows from investing activities:
Purchase of equipment	-	(16,594)
Net cash used in investing activities	-	(16,594)
Cash flows from financing activities:
Payments on notes payable	(21,000)	(66,000)
Bank line-of-credit borrowings (payments), net	(775,950)	637,407
Net cash provided by (used in) by financing activities	(796,950)	571,407
Net increase (decrease) in cash and cash equivalents	(986,466)	298,292
Cash and cash equivalents - beginning of period	1,363,130	769,915
Cash and cash equivalents - end of period	$376,664	$1,068,207

Supplemental cash flow information
Interest paid in cash	$57,289	$19,302
Taxes paid	$4,805	$2,080

Supplemental Disclosures of Non-Cash Financing Activities

Proceeds from Factoring agreement paid directly to Private Bank Facility	$682,232	$-
Preferred stock dividends	$6,277	$12,500
Conversion of 28,000 preferred share into 100,000 of common	$(280)	$-
Conversion of 28,000 preferred share into 100,000 of common	$1,000	$-
Additional paid in capital	$(720)	$-

See accompanying notes to condensed consolidated finanical statements

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2009 (Unaudited)

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

b) Basis of Presentation going concern

At March 31, 2009 the Company has a working capital deficiency of $737,645 including non-cash derivative liabilities of approximately $373,000.  For the three months ended March 31, 2009, the Company had a loss from operations of approximately $317,000 of which $299,000 was from non-cash amortization of intangibles this condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed  Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 13, 2009.

d) Principles of consolidation:

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

e) Use of estimates:

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2009, there was approximately $1,025,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $1,025,000 will be charged to operations over the weighted average remaining service period. For the three months ended March 31, 2009 share-based compensation was $125,622 compared to $9,833 in the year ago period.

g) Recent accounting pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect on the company’s consolidated financial statements.

Note 2- Segment reporting

Management views its business as one reportable segment: Government services. The Company evaluates performance based on profit or loss before intercompany charges.

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Goverment Services	$3,506,525	$3,354,013
Other	301,358	236,893
Total Consolidated Revenues	$3,807,883	$3,590,906

Gross Profit:
Government Services	$1,066,768	$984,687
Corporate and other	185,951	148,355
Total Consolidated	$1,252,719	$1,133,042

	March 31,	December 31,
	2009	2008
Total Assets:
Goverment Services	$9,099,475	$10,127,333
Corporate and Other	443,356	962,882
Total Consolidated Assets	$9,542,831	$11,090,215

Note 3 - Due from Factor

On March 11, 2009, Lattice Incorporated (the “Company”) entered into an Accounts Receivable Purchase Agreement (the “Agreement”) with Republic Capital Access, LLC (“Republic Capital”).  The Agreement shall terminate on December 31, 2009 unless otherwise extended by the parties.  The maximum amount of receivables purchased under the Agreement shall not exceed $2,500,000.

Pursuant to the terms of the Agreement, Republic Capital agreed to purchase certain eligible receivables of the Company (the “Eligible Receivable”)  without recourse, at an initial purchase price equal to 90% of the face amount of the Eligible Receivables (the “Initial Purchase Price”). Within 2 days of the collection of the Eligible Accounts (the “Residual Payment Date”), Republic Capital shall pay the Company an amount equal to the total amount collected less the sum of (i) the Initial Purchase Price; (ii) the Discount Factor (as defined below) owed with respect to the purchased receivable; and (iii) the total of all accrued and unpaid Program Access Fees.  On each Residual Payment Date, Republic Capital is entitled to deduct from any collections an amount equal to 0.35% of the face amount of the purchased receivable (the “Discount Factor”).  Upon execution of the Agreement, the Company paid Republic Capital an enrollment fee of $12,500.  Further, on each Residual Payment Date, an amount equal to the sum of 0.0226% of the daily ending account balance for each day during the applicable period will be deducted from the amount collected (the “Program Access Fee”).  In addition, pursuant to the terms of the Agreement, the Company is required to pay Republic Capital a quarterly fee equal to $2,500 if the average account balance for each day is less than $1,500,000.

Due from Factor:

	March 31,	December 31,
	2009	2008

Accounts receivable factored	$739,550	$-0-
Amounts advanced and outstanding	665,595	$-0-

Due from Factor net of fees	$71,200	$-0-

Balance due from factor is included in accounts receivable.

Note 4 - Notes payable

Notes payable consists of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Bank line-of-credit (a)	$-	$1,458,183
Note Payble – former RTI owners (b)	750,000	750,000
Notes payable to Stockholders/Officers (c )	220,257	224,430
Total notes payable	970,257	2,432,613
Less current maturities	(487,416)	(1,766,098)
Long-term debt	$482,841	$666,515

(a) Bank line-of-credit:

 The line of credit with Private Bank matured February 28, 2009.  The outstanding balance with Private Bank of $1,455,650 was paid in full on March 11, 2009.

(b) Note payable - former RTI owners:

In accordance with the Settlement Agreement with Michael Ricciard as owner representative of the former RTI shareholders the Company issued a 24 month promissory note to the former RTI shareholders. The promissory bears interest at a rate of 10%. Commencing in October 2008, the Company is required to make payments consisting solely of interest for the initial 12 months that the promissory note is outstanding. Commencing in October 2009, the Company is required to make monthly payments of principal of $62,500 plus interest. A total of $375,000 of this note is due within the next twelve months and classified as current with monthly payments of $62,500 starting October 2009.

(c) Notes payable stockholders/officers:

At March 31, 2009 the Company has a short-term loan payable to a former officer and stockholder of the Company totaling $2,000. This note bears interest of 8.0% per annum. The note is an unsecured demand note and payable in full by April 30, 2009.

At March 31, 2009 the Company has a term note payable of $218,257 with a director of the Company. The note bears interest at 21.5% per annum and is payable monthly at $ 9,368 with any residual balance maturing March 2011.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 4,313,465  shares of the Company’s common stock as of March 31, 2009 and December 31, 2008 and are carried at fair value.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of March 31, 2009 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 122.18% - 127.84% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 1.00% - 1.55%.

Note 6 - Major Customers and Concentrations

Our government service segment’s primary  "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 92% and 93% of our total revenues for three months ended March 31, 2009 and 2008  respectively. Accounts receivable for these contracts totaled at March 31, 2009 and December 31, 2008 was $2,980,776 and $3,335,667 respectively.

The Company has two contract vehicles that account for   78%  and  76 %  of its sales in the three months ended March 31, 2009 and 2008 respectively.  Accounts receivable for these contracts totaled at March 31, 2009 and 2008 was $1,357,000 and $1,584,000 respectively.

Note 7 – Common Stock
On February 4, 2009 Barrons Converted 28,000 shares of series A preferred stock into 100,000 shares of common stock. Each share of preferred series A can be converted into 3.57 shares of the Company’s common stock.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2008. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

We derive substantially all of our revenues from governmental contracts under which we act as both a prime contractor and indirectly as a subcontractor. Revenues from government contracts accounted for approximately $3,506,525 or 92% of our overall revenues for the three months ended March 31, 2009. Of our total government contract revenues, approximately 90% were from Prime contract vehicles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

REVENUES:

Total revenues for the three months ended March 31, 2009 increased by $216,977 or 6.0% to $3,807,883 compared to $3,590,906 for the three months ended March 31, 2008. Our  Goverment Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 92.1% of total revenues.  The increase was mainly attributable to a formula based price  increase on our cost plus contracts which is based on our projected indirect overhead costs relative to our direct labor costs. Cost plus contracts accounted for approximately 80% of our government service revenues for the quarter ended March 31, 2009.

GROSS MARGIN:

Gross margin for the three months ended March 31, 2009 was $1.252,719, an increase of $119,677or 10.6% compared to the $1,133,042 for three months ended March 31, 2008. Gross margin, as a percentage of revenues, increased to 32.9% from 31.6% for the same period in 2008. The increase in percentage was mainly due to a higher percentage (7.9%) of overall revenues attributable to higher margin technology products compared to 6.6% in the year ago period combined with an increase in our government service margins. Our government service margins were increased to 30.4% from 28.4% prior year.  The increase was mainly attributable to the rate increase on  our cost plus contract vehicles and higher margin on our subcontractor revenues partially offset by an unfavorable shift in revenue mix towards subcontractor revenues. Lower margin subcontractor revenues as  a percentage of our total government services revenue was 58% versus 49% in the year ago quarter.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended March 31, 2009, research and development expenses increased slightly to $152,494 as compared to $149,735 for the three months ended March 31, 2008.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended March 31, 2009, SG&A expenses increased to $1,118,308 from $1,069,640  in the comparable period prior year.  As a percentage of revenues, SG&A was 29.4% for the current quarter ended March 31, 2009 versus 29.8% in the comparable period a year ago. The increase in expense was mainly attributable to investments in sales and marketing  staff late in the 4th quarter of 2008.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the three months ended March 31, 2009 was $299,248 compared to $372,057 for the three months ended March 31, 2008. The decrease is attributed to certain intangibles being fully amortized in 2008.

INTEREST EXPENSE:

Interest Expense increased to $76,191 for the three months ended March 31, 2009 compared to $50,821 for the three months ended March 31, 2008.  Interest expense in 2009 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase is attributed to higher interest rate we pay on our line of credit versus prior year level combined with interest expense incurred on the RTI note.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 5 in the accompanying financial statements.

	Three months ended March 31, 2009	Three months ended March 31, 2008
Derivative income (expense)
Conversion features	$	$
Warrant derivative	$(172,443)		$179,667

NET INCOME:

The Company's net loss for the three months ended March 31, 2009 was $403,081compared to net loss of $128,366 for the three months ended March 31, 2008. Net income is influenced by the matters discussed in the other sections of this MD&A. However, it should be noted that the net income in the current quarter included  non-cash derivative expense of $172,433 versus a non-cash derivative gain of 179,667 in the prior year quarter accounting for $352,000 unfavorable impact to net income when making a  prior year comparison.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. For the three months ended March 31, 2009 we had negative operating cash of $189,516. and the Company’s working capital deficiency at March 31, 2009 of $737,645 including non-cash derivative liabilities of $373,049. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to improve near term operating performance; obtain advances under its accounts receivable factoring agreement and to obtain adequate alternative financing sufficient enough to support operations until the necessary operating improvements are made.

On March 11, 2009, Lattice Incorporated (the “Company”) entered into an Accounts Receivable Purchase Agreement (the “Agreement”) with Republic Capital Access, LLC (“Republic Capital”).  The Agreement shall terminate on December 31, 2009 unless otherwise extended by the parties.  The maximum amount of receivables purchased under the Agreement shall not exceed $2,500,000.

Pursuant to the terms of the Agreement, Republic Capital agreed to purchase certain eligible receivables of the Company (the “Eligible Receivables”) at an initial purchase price equal to 90% of the face amount of the Eligible Receivables (the “Initial Purchase Price”). Within 2 days of the collection of the Eligible Accounts (the “Residual Payment Date”), Republic Capital shall pay the Company an amount equal to the total amount collected less the sum of (i) the Initial Purchase Price; (ii) the Discount Factor (as defined below) owed with respect to the purchased receivable; and (iii) the total of all accrued and unpaid Program Access Fees.  On each Residual Payment Date, Republic Capital is entitled to deduct from any collections an amount equal to 0.35% of the face amount of the purchased receivable (the “Discount Factor”).  Upon execution of the Agreement, the Company paid Republic Capital an enrollment fee of $12,500.  Further, on each Residual Payment Date, an amount equal to the sum of 0.0226% of the daily ending account balance for each day during the applicable period shall be deducted from the amount collected (the “Program Access Fee”).  In addition, pursuant to the terms of the Agreement, the Company shall pay Republic Capital a quarterly fee equal to $2,500 if the average account balance for each day is less than $1,500,000.On March 20, 2008, Lattice Incorporated (the “Company”) paid off the outstanding balance on its line of credit of $1,465,076 with Private Bank with $800,000 from its cash reserves and the remaining $665,076 advanced by Republic Capital Access. (“RCA”).

Working capital and other activities:

The Company’s working capital deficiency as of March 31, 2009 amounts to $737,645 compared to a deficiency of $401,614 as of December 31, 2008. Included in the deficiency was $373,049 and $200,606 of non-cash derivative liabilities respectively. Excluding derivative liabilities, at March 31, 2009 our current assets of $3,758,000 compared to current liabilities of $4,122,861.

For the three month period ended March 31, 2009, cash and cash equivalents decreased to $373,664 from $1,363,130 at December 31, 2008 primarily due to the repayment of approximately $755,000 on the Private Bank line of credit.

 Net cash used by operating activities was $189,516 for the three months ended March 31, 2009 compared to net cash used for operating activities of $256,551 in the corresponding three month period ended March 31, 2008.

Net cash used by financing activities was $796,950for the three months ended March 31, 2008 compared to net cash provided by financing of $571,407 in the corresponding three months ended March 31, 2008.

Non-current liabilities at March 31, 2009 totaled $487,000   compared to $1,766,098 at December 31, 2008. The decrease is primarily due to the repayment of the Private Bank line of credit.

The Company’s negative cash flow from operations of $189,516 for the three months endedMarch 31, 2009 has been mainly financed by the reduction in the Company’s cash and cash equivalents.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2008. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OFF BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition,  revenue, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this  Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that, as of March 31, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were weaknesses in the Company’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed  as of March 31, 2009, management has concluded that our internal control over financial reporting was not effective as of March 31, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2009 Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

DATE: May 11, 2009

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR