Form 10-Q
period 2009-06-30
Lattice INC
filed 2009-08-19
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 2009, there were 16,929,953 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q

Lattice Incorporated and Subsidaries
Consolidated Balance sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$171,245	$1,363,130
Accounts receivable	4,063,355	3,560,690
Inventories	41,684	30,704
Other current assets	199,335	51,008
Total current assets	4,475,619	5,005,532

Property and equipment, net	53,863	21,090
Goodwill	3,599,386	3,599,386
Other intangibles, net	1,811,252	2,409,748
Other assetes	55,734	54,459
Total assets	$9,995,854	$11,090,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,174,346	$1,698,551
Accrued expenses	2,252,785	1,741,891
Notes payable	613,305	1,766,098
Derivative liability	264,676	200,606
Total current liabilities	5,305,112	5,407,146
Long term liabilities:
Long Term Debt	348,053	666,515
Deferred tax liabilities	873,573	1,200,283
Total long term liabilities	1,221,626	1,866,798
Total liabilities	6,526,738	7,273,944
Minority interest	182,833	193,280

Shareholders' equity
Preferred Stock - .01 par value
Preferred Stock series A 9,000,000 shares authorized, 7,810,686 and 7,838,686 issued	78,107	78,387
Preferred Stock series B 1,000,000 shares authorized 1,000 000 issued	10,000	10,000
Preferred Stock series C 575,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized,
16,942,428 and 16,842,428 issued, and 16,639,441 and 16,539,441 outstanding respectively	169,425	168,425
Additional paid-in capital	38,669,442	38,418,897
Accumulated deficit	(35,087,795)	(34,499,822)
	3,844,379	4,181,087
Common stock held in treasury, at cost	(558,096)	(558,096)
Shareholders' equity	3,286,283	3,622,991
Total liabilities and shareholders' equity	$9,995,854	$11,090,215

See Accompanying notes to Condensed Consolidated Finanical Statements

Lattice Incorporated and Subsidaries
Consolidated Statements of Operations

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue - Technology Services	$7,367,448	$6,881,682	$3,860,923	$3,527,669
Revenue - Technology Products	607,135	437,311	305,777	200,418
Total Revenue	7,974,583	7,318,993	4,166,700	3,728,087

Cost of Revenue - Technology Services	5,217,955	5,003,050	2,776,859	2,633,724
Cost of Revenue - Technology Products	223,054	168,016	107,647	79,478
Total cost of revenue	5,441,009	5,171,066	2,884,506	2,713,202

Gross Profit	2,533,574	2,147,927	1,282,194	1,014,885

Operating expenses:
Selling, general and administrative	2,361,793	2,551,383	1,239,801	1,436,837
Research and development	295,677	217,657	143,182	109,172
Amortization expense	598,496	740,458	299,248	372,057
Total operating expenses	3,255,966	3,509,498	1,682,231	1,918,066

Loss from operations	(722,392)	(1,361,571)	(400,037)	(903,181)

Other income (expense):
Derivative income (expense)	(64,070)	2,554,590	108,373	2,374,923
Other expense	0	2,607,525	0	2,607,525
Interest expense	(124,312)	(81,446)	(48,121)	(30,625)
Finance expense	(1,802)	(1,466)	(776)	(1,014)
Total other income (expense)	(190,184)	5,079,203	59,476	4,950,809

Minority Interest income	10,447	55,419	5,052	27,997

Net income (loss) before taxes	(902,129)	3,773,051	(335,509)	4,075,625

Income taxes (benefit)	(326,710)	(348,416)	(163,355)	(174,208)

Net Income (loss)	$(575,419)	$4,121,467	$(172,154)	$4,249,833

Net income (Loss) applicable to common shareholders:
Net income (loss)	$(575,419)	$4,121,467	$(172,154)	$4,249,833
Series B Preferred stock dividend	(12,554)	(25,000)	(6,277)	(12,500)
Income (Loss) applicable to common stockholders	$(587,973)	$4,096,467	$(178,431)	$4,237,333

Income (Loss) per common share
Basic	$(0.04)	$0.24	$(0.01)	$0.25
Diluted	$(0.04)	$0.03	$(0.01)	$0.03

Weighted average shares:
Basic	16,720,555	16,829,428	16,739,444	16,829,428
Diluted	16,720,555	56,250,208	16,739,444	54,403,291

See Accompanying notes to  condensed Consolidated Financial Statements

Lattice Incorporated and Subsidaries
Consolidated Statements of Cash Flows

	Six Months ended
	June 30,
	2009	2008

Cash flow from operating activities:
Net loss before preferred dividends	$(575,419)	$4,121,467

Adjustments to reconcile net loss to net used for operating activities:
Derivative (income) expense	64,070	(2,554,590)
Amortization of intangible assets	598,496	744,114
Extinguishment (gain) loss		(2,607,525)
Deferred income taxes	(326,710)	(348,416)
Minority interest	(10,447)	(55,419)
Share-based compensation	251,266	56,041
Depreciation	-	15,579
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,184,897)	159,138
Inventories	(10,980)	9,138
Other current assets	(144,621)	11,708
Other assets	(1,275)	65,839
Increase (decrease) in:
Accounts payable and accrued liabilities	971,355	(328,698)

Total adjustments	206,257	(4,833,091)
Net cash provided by ( used in) operating activities	(369,162)	(711,624)
Cash flows from investing activities:
Purchase of equipment	(32,773)	(32,844)
Net cash used in investing activities	(32,773)	(32,844)
Cash flows from financing activities:
Payments on notes payable	(14,000)	(84,500)
Bank line-of-credit borrowings (payments), net	(775,950)	659,111
Net cash provided by (used in) by financing activities	(789,950)	574,611
Net increase (decrease) in cash and cash equivalents	(1,191,885)	(169,857)
Cash and cash equivalents - beginning of period	1,363,130	769,915
Cash and cash equivalents - end of period	$171,245	$600,058

Supplemental cash flow information
Interest paid in cash	$100,769	$56,194
Taxes paid	$4,805	$-

Supplemental Disclosures of Non-Cash Financing Activities

Sale of accounts receivable by factor proceeds paid directly
to Private Bank Facility	$682,232	$-
Preferred stock dividends	$6,277	$12,500
Conversion of 28,000 preferred share into 100,000 of common	$(280)	$-
Conversion of 28,000 preferred share into 100,000 of common	$1,000	$-
Additional paid in capital	$(720)	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2009 (Unaudited)

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

b) Basis of Presentation going concern

At June 30, 2009 the Company has a working capital deficiency of $829,000 including non-cash derivative liabilities of approximately $265,000.  For the six months ended June 30, 2009, the Company had a loss from operations of approximately $722,000 of which $598,000 was from non-cash amortization of intangibles and $251,000 was from non-cash share based compensation.  This condition taken in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s continuing and successful execution on its business plan to achieve profitability and availability of financing. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed  Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2009 and for the  six and three months ended June 30, 2009 and 2008 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 13, 2009.

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

f) Reclassification

Certain March 31, 2009 amounts have been reclassified to conform to the June 30, 2009 presentation.

g) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements. Prior to January 1, 2006, the Company utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees . Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2009, there was approximately $899,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $899,000 will be charged to operations over the weighted average remaining service period. For the  six months ended June 30, 2009 share-based compensation was $251,266 compared to  $56,041 in the year ago period and $125,633 and 9,833 for three months ended June 30,2009 and 2008 respectively.

h) Events occurring after reporting date

The Company has evaluated events and transactions that occurred between June 30, 2009 and August 19, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. See Note 9 for subsequent events.

i) Recent accounting pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect on the company’s consolidated financial statements.

Note 2- Segment reporting

Management views its business as one reportable segment: Government services. The Company evaluates performance based on profit or loss before intercompany charges.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Goverment Services	$7,367,448	$6,725,594	$3,860,923	$3,421,451
Other	607,135	593,399	305,777	306,636
Total Consolidated Revenues	$7,974,583	$7,318,993	$4,166,700	$3,728,087

Gross Profit:
Government Services	$2,149,493	$1,802,417	$1,084,064	$846,655
Corporate and other	384,081	345,510	198,130	168,230
Total Consolidated	$2,533,574	$2,147,927	$1,282,194	$1,014,885

	June 30	December 31
	2009	2008
Total Assets:
Goverment Services	$9,523,380	$10,127,333
Corporate and Other	472,474	962,882
Total Consolidated Assets	$9,995,854	$11,090,215

Note 3 – Factoring agreement:

On July 17, 2009, the Company terminated its factoring arrangement with Republic Capital Access (“RCA”) and entered into a financing and security agreement with Action Capital. There are no outstanding balances owed to RCA as of June 30, 2009 nor was any amounts owed as of the July 17th termination date.  (See note 9)

Due from Factor:

Six months ended June 30,
2009

Accounts receivable factored	$1,825,991
Amounts advanced	1,808,413

June 30,
2009

Due from Factor, net of fees	$-0-

Note 4 - Notes payable

Notes payable consists of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Bank line-of-credit (a)	$-	$1,458,183
Note Payble – former RTI owners (b)	750,000	750,000
Notes payable to Stockholders/director (c )	211,358	224,430
Total notes payable	961,358	2,432,613
Less current maturities	(613,305)	(1,766,098)
Long-term debt	$348,053	$666,515

(a) Bank line-of-credit:

 The line of credit with Private Bank matured February 28, 2009.  The outstanding balance with Private Bank of $1,455,650 was paid in full on March 11, 2009.

(b) Note payable - former RTI owners:

In accordance with the Settlement Agreement with Michael Ricciardi as owner representative of the former RTI shareholders the Company issued a 24 month promissory note to the former RTI shareholders. The promissory bears interest at a rate of 10%. Commencing in October 2008, the Company is required to make payments consisting solely of interest for the initial 12 months that the promissory note is outstanding. Commencing in October 2009, the Company is required to make monthly payments of principal of $62,500 plus interest. A total of $562,500 of this note is due within the next twelve months and classified as current with monthly payments of $62,500 starting October 2009.

(c) Notes payable stockholders/officers:

The Company owed a balance at June 30, 2009 and December 31, 2008 of $0  and $8,000 respectively to a former officer/ stockholder of the Company.

At June 30, 2009 and December 31, 2008  the Company had a balance owing on a term note payable of $211,358 and $216,430 respectively, with a director of the Company. The note bears interest at 21.5% per annum and is payable monthly in amounts ranging from $6,000 to $10,000 with any residual balance maturing December 2011.

Note 5 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 4,313,465  shares of the Company’s common stock as of June 30, 2009 and December 31, 2008 and are carried at fair value.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of June 30, 2009 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 122.18% - 123.01% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 1.64% - 3.53%.

Note 6 - Major Customers and Concentrations

Our government service segment’s primary  "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 93% and 94% of our total revenues for six months ended June 30, 2009 and 2008  respectively. For the three months ended June 30, 2009 and 2008 they accounted for 92% and 95% of our total revenue. Accounts receivable for these contracts totaled at June 30, 2009 and December 31, 2008 was $3,826,985 and $3,335,667 respectively.

 Included in the government segment is two contract vehicles that account for   74% and   65%  of its sales in the six months ended June 30, 2009 and 2008 respectively and  70% and 55% of its sales in the three months ended June 30, 2009 and 2008 respectively Accounts receivable for these contracts totaled at June 30, 2009 and 2008 was $2,925,982 and $2,354,713 respectively.

Note 7 – Earnings per share

	Six Months		Three Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Income (loss) applicable to common shareholders	$(587,973)	$4,096,467	$(178,431)	$4,237,333

Reconciliation to numerator for diluted earnings per share
Income on derivative warrants	-	(2,554,590)	-	(2,374,923)
Preferred stock dividends	-	25,000	-	12,500
Numerator for diluted earnings per share	$(587,973)	$1,566,877	$(178,431)	$1,874,910

Weighted average shares	16,720,555	16,829,428	16,739,444	16,829,428
Reconciliation to denominator for diluted earnings per share

Dilutive derivative warrants	-	5,004,267	-	3,286,262
Shares indexed to convertible preferred stock	-	34,110,568	-	34,110,568
Dilutive employee options	-	305,945	-	177,033

Denominator for diluted earnings per share	16,720,555	56,250,208	16,739,444	54,403,291

Earnings per common share:
Basic	(0.04)	0.24	(0.01)	0.25
Diluted	(0.04)	0.03	(0.01)	0.03

Note 8 - Subsequent Events

Action Capital Line of Credit:

On July 17, 2009, the Company terminated its factoring arrangement with Republic Capital Access (“RCA”) and entered into a financing and security agreement with Action Capital. There are no outstanding balances owed to RCA as of June 30, 2009 nor was any amounts owed as of the July 17th termination date.

Also on July 17, 2009, the Company and its wholly-owned subsidiary, Ricciardi Technologies, Inc. (“RTI”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

Pursuant to the terms of the Action Agreement, Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable account receivables of the Company (the “Acceptable Accounts”).  An acceptable receivable is one that is approved by Action Capital and less than 90 days old. The maximum amount eligible to be advanced to the Company by Action Capital under the Action Agreement is $3,000,000.  The Company will pay Action Capital interest on the advances outstanding under the Action Agreement equal to the prime rate of Wachovia Bank, N.A. in effect on the last business day of the prior month plus 1%.  In addition, the Company will pay a monthly fee to Action Capital equal to 0.75% of the total outstanding balance at the end of each month.

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing.

Royal Bank America Leasing Equipment Lease:

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our Telecom business. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of June 30, 2009, no payments on the equipment credit facility had been advanced by Royal Bank to 3rd party vendors. Accordingly, the Company did not record any liability in its Balance Sheet as of June 30, 2009.

Modification of Employee Options:

At the Board meeting held July 15, 2009, the Board of Directors of Lattice approved the re-pricing of outstanding employee options to current market. Under the modification, outstanding options would be re-priced at current market ( $0.09 per share at July 15 close) and extend vesting period an additional year.  The Company currently has 7,680,000 employee options outstanding issued under its 2002 and 2008 stock options plans ranging in strike price from $0.33 to $1.80. The Company will record any incremental expense as a result of the re-pricing.

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

We derive substantially all of our revenues from governmental contracts under which we act as both a prime contractor and indirectly as a subcontractor. Revenues from government contracts accounted for approximately $7,367,000 or 92% of our overall revenues for the six months ended June 30, 2009. Of our total government contract revenues, approximately 90% were from Prime contract vehicles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

REVENUES:

Total revenues for the three months ended June 30, 2009 increased by $438,613 or 11.77% to $4,166,700 compared to $3,728,087 for the three months ended June 30, 2008. Our Goverment Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 93% of total revenues.  The increase was mainly attributable to a formula based price increase on our cost plus contracts which is based on our projected indirect overhead costs relative to our direct labor costs. Cost plus contracts accounted for approximately 80% of our government service revenues for the three months ended June 30, 2009.

GROSS MARGIN:

Gross margin for the three months ended June 30, 2009 was $1,282,194, an increase of $267,309 or 26.3% compared to the $1,014,885 for three months ended June 30, 2008. Gross margin, as a percentage of revenues, increased to 30.8% from 27.2% for the same period in 2008. The increase in percentage was primarily due  to an increase in gross margin from Government services related to pricing on our cost-plus contract vehicles compared to prior year levels. This was partially offset by an increase in lower margin revenues handled by subcontractors relative to total revenues.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended June 30, 2009, research and development expenses increased to $143,182 as compared to $109,172 for the three months ended June 30, 2008.  The increase was mostly due to market adjustments to salary levels  for technical staff. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended June 30, 2009, SG&A expenses decreased  to $1,239,801 from $1,436,837 in the comparable period prior year.  As a percentage of revenues, SG&A was 29.8% for the three months ended June 30, 2009 versus 38.5% in the comparable period a year ago. The decrease in expense was mainly attributable to nonrecurring litigation costs included in the prior year  period .

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the three months ended June 30, 2009 was $299,248 compared to $372,057 for the three months ended June 30, 2008. The decrease is attributed to certain intangibles being fully amortized in 2008 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2008..

INTEREST EXPENSE:

Interest Expense increased to $48,121 for the three months ended June 30, 2009 compared to $30,625 for the three months ended June 30, 2008.  Interest expense in 2009 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase is attributed to higher interest rate we pay on our line of credit versus prior year level combined with interest expense incurred on the $750,000 note with the former owners of RTI.

NET INCOME:

The Company's  net loss for the three months ended June 30, 2009 was $172,154 compared to net income of $4,249,833 for the three months ended June 30, 2008.It should be noted that the net income in the year ago quarter included non-cash derivative income of $2,374,923 and a gain on extinguishment of $2,607,525 related to the exchange of Preferred Series C Stock for outstanding warrants held by Barron Partners L.P. Excluding these amounts, the year ago net income adjusts to a net loss of $730,000

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

REVENUES:

Total revenues for the six months ended June 30, 2009 increased by $655,590 or 9.0% to $7,974,583 compared to $7,318,993 for the six months ended June 30, 2008. Our Goverment Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 92% of total revenues.  The increase was mainly attributable to a formula based price increase on our cost plus contracts which is based on our projected indirect overhead costs relative to our direct labor costs. Cost plus contracts accounted for approximately 80% of our government service revenues for the six months ended June 30, 2009.

GROSS MARGIN:

Gross margin for the six months ended June 30, 2009 was $2,533,574, an increase of $385,647or 18% compared to the $2,147,927 for six months ended June 30, 2008. Gross margin, as a percentage of revenues, increased to 31.8% from 29.3% for the same period in 2008.  The increase was mainly attributable to the rate increase on our cost plus contract vehicles and higher margin on our subcontractor revenues partially offset by an unfavorable shift in revenue mix towards subcontractor revenues relative to direct labor or in-house revenues. Lower margin subcontractor revenues as a percentage of our total government services revenue was 54% versus 51% in the prior period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the six months ended June 30, 2009, research and development expenses increased to $295,577 as compared to $217,657 for the six months ended June 30, 2008.  The increase was mostly due to market level adjustments to salaries for technical staff.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the six months ended June 30, 2009, SG&A expenses decreased to $2,361,793 from $2,551,383 in the comparable period prior year.  As a percentage of revenues, SG&A was 29.6% for the six months ended June 30, 2009 versus 34.9% in the comparable period a year ago.  The decrease in expense was mainly attributable to nonrecurring litigation and integration expenses incurred  in the prior year  period partially offset by an increase in selling and marketing costs .

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the six months ended June 30, 2009 was $598,496 compared to $740,458 for the six months ended June 30, 2008. The decrease is attributable to certain intangibles being fully amortized in 2008 and reduced amortization expense as a result of an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2008.

INTEREST EXPENSE:

Interest Expense increased to $124,312 for the six months ended June 30, 2009 compared to $81,446 for the six months ended June 30, 2008.  Interest expense in 2009 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase is attributed to higher interest rate we pay on our line of credit versus prior year level combined with interest expense incurred on the $750,000 note with the former RTI shareholders.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. For the six months ended June 30, 2009 we had  negative cash flows from operations of $369.162 and the Company’s working capital deficiency at June 30, 2009 was $829,493 including non-cash derivative liabilities of $264,676. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to improve near term operating performance; continued availability under its line of credit financing and its ability to raise  alternative financing in a difficult credit environment.

On July 17, 2009, the Company terminated its factoring arrangement with Republic Capital Access (“RCA”) and entered into a financing and security agreement with Action Capital. There are no outstanding balances owed to RCA as of June 30, 2009 nor was any amounts owed as of the July 17th termination date.

On July 17, 2009, the Company and its wholly-owned subsidiary, Ricciardi Technologies, Inc. (“RTI”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

Pursuant to the terms of the Action Agreement, Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable account receivables of the Company (the “Acceptable Accounts”). An acceptable receivable is one that is approved by Action Capital and less than 90 days old.  The maximum amount eligible to be advanced to the Company by Action Capital under the Action Agreement is $3,000,000.  The Company shall pay Action Capital interest on the advances outstanding under the Action Agreement equal to the prime rate of Wachovia Bank, N.A. in effect on the last business day of the prior month plus 1%.  In addition, the Company shall pay a monthly fee to Action Capital equal to 0.75% of the outstanding balance at the end of the month.

 Pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all accounts, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing. To date the Company has borrowed approximately $1,000,000 against the line of credit.

Working capital and other activities:

The Company’s working capital deficiency as of June 30, 2009 amounts to $829,493 compared to a deficiency of $401,614 as of December 31, 2008. Included in the deficiency was $264,676 and $200,606 of non-cash derivative liabilities respectively. Excluding non-cash derivative liabilities, at June 30, 2009 current assets of $4,475,619 compared to current liabilities of $5,040,436.

For the six month period ended June 30, 2009, cash and cash equivalents decreased to $171,245 from $1,363,130 at December 31, 2008 primarily due to the repayment of approximately $1,458,000 debt outstanding on the Private Bank line of credit facility.

 Net cash used in operating activities was $369,162 for the six months ended June 30, 2009 compared to net cash used for operating activities of $711,624 in the corresponding six month period ended June 30, 2008.

Due to an increase in our transaction based sale contracts in our Telecom business we entered into a capital lease agreement to purchase approximately $130,000 in equipment.  The payments terms are $5,196 per month for 32 months and a $1,00 buy-out at the end of the lease term.

Net cash used by financing activities was $789,950 for the six months ended June 30, 2009 compared to net cash provided by financing of $574,611 in the corresponding six months ended June 30, 2008.

Non-current liabilities at June 30, 2009 totaled $1,221,626 compared to $1,866,798 at December 31, 2008. The decrease is primarily due to an increase in the current maturities of $375,000  on the $750,000 note due to  the former owners of Ricciardi Technologies combined with a decrease in deferred tax liabilities of $326,000 from $1,200,000 to $874,000

We have principal coming due in the next twelve months totaling $562,500 on the $750,000 note with the former RTI owners. Monthly principal payments of $62,500 per month will start in October 2009.  Additionally, we have payments totalling approximately $120,000 coming due on short term notes payable, monthly ranging from $7,000-$11,000. The Company is highly dependent on increasing its cashflows from operations over the next twelve months and maintaining availability on its line of credit facility to satisfy these payments and to cover interest costs on its debt.

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

Management has determined that, as of June 30, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were weaknesses in the Company’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of June 30, 2009, management has concluded that our internal control over financial reporting was not effective as of June 30, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

 Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2009 Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

DATE: August 18, 2009

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR