Form 10-Q
period 2009-09-30
Lattice INC
filed 2009-11-23
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 20, 2009, there were 16,929,953 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

Lattice Incorporated and Subsidaries
Consolidated Balance sheets

	September-09	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$342,717	$1,363,130
Accounts receivable, net	3,840,719	3,560,690
Inventories	41,684	30,704
Other current assets	185,175	51,008
Total current assets	4,410,295	5,005,532

Property and equipment, net	212,075	21,090
Goodwill	3,599,386	3,599,386
Other intangibles, net	1,512,004	2,409,748
Other assetes	54,141	54,459
Total assets	$9,787,901	$11,090,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,952,353	$1,698,551
Accrued expenses	1,578,420	1,726,891
Customer advances	87,625	15,000
Notes payable	1,713,574	1,766,098
Derivative liability	257,178	200,606
Total current liabilities	5,589,150	5,407,146
Long term liabilities:
Long Term Debt	203,951	666,515
Deferred tax liabilities	710,218	1,200,283
Total long term liabilities	914,169	1,866,798
Total liabilities	6,503,319	7,273,944
Minority interest	175,180	193,280

Shareholders' equity
Preferred Stock - .01 par value
Preferred Stock series A 9,000,000 shares authorized, 7,810,686 and 7,838,686 issued	78,107	78,387
Preferred Stock series B 1,000,000 shares authorized 1,000 000 issued	10,000	10,000
Preferred Stock series C 575,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized,
16,942,428 and 16,842,428 issued, and 16,639,441 and 16,539,441 outstanding respectively	169,425	168,425
Additional paid-in capital	38,800,717	38,418,897
Accumulated deficit	(35,395,951)	(34,499,822)
	3,667,498	4,181,087
Common stock held in treasury, at cost	(558,096)	(558,096)
Shareholders' equity	3,109,402	3,622,991
Total liabilities and shareholders' equity	$9,787,901	$11,090,215

See Accompanying notes to Condensed Consolidated Finanical Statements

Lattice Incorporated and Subsidaries
Consolidated Statements of Operations

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenue - Technology Services	$11,000,359	$10,656,897	$3,632,911	$3,775,213
Revenue - Technology Products	896,288	866,245	289,153	428,934
Total Revenue	11,896,647	11,523,142	3,922,064	4,204,147

Cost of Revenue - Technology Services	7,763,288	7,916,610	2,545,333	2,924,049
Cost of Revenue - Technology Products	342,455	335,386	119,400	167,370
Total cost of revenue	8,105,743	8,251,996	2,664,733	3,091,419

Gross Profit	3,790,904	3,271,146	1,257,331	1,112,728

Operating expenses:
Selling, general and administrative	3,628,756	3,359,768	1,247,510	1,024,628
Research and development	409,141	384,692	132,917	123,720
Amortization expense	897,744	1,116,171	299,248	372,057
Total operating expenses	4,935,641	4,860,631	1,679,675	1,520,405

Loss from operations	(1,144,737)	(1,589,485)	(422,344)	(407,677)

Other income (expense):
Derivative income (expense)	(56,572)	2,750,199	7,498	195,609
Extinguishment gain (loss)	-	2,607,525	0	-
Other expense	-	970,150	0	370,150
Interest expense	(181,066)	(140,910)	(56,754)	(32,703)
Finance expense	(3,092)	(2,636)	(1,289)	(1,170)
Total other income (expense)	(240,730)	6,184,328	(50,545)	531,886

Minority Interest income	18,100	79,119	7,653	23,700

Net income (loss) before taxes	(1,367,367)	4,673,962	(465,236)	147,909

Income taxes (benefit)	(490,065)	(521,171)	(163,355)	(172,755)

Net Income (loss)	$(877,302)	$5,195,133	$(301,881)	$320,664

Net income (Loss) applicable to common shareholders:
Net income (loss)	$(877,302)	$5,195,133	$(301,881)	$320,664
Series B Preferred stock dividend	(18,831)	(37,500)	(6,277)	(12,500)
Income (Loss) applicable to common stockholders	$(896,133)	$5,157,633	$(308,158)	$308,164

Income (Loss) per common share
Basic	$(0.05)	$0.24	$(0.02)	$0.25
Diluted	$(0.05)	$0.03	$(0.02)	$0.03

Weighted average shares:
Basic	16,727,592	16,829,428	16,739,444	16,829,428
Diluted	16,727,592	56,172,092	16,739,444	53,592,883

See Accompanying notes to  condensed Consolidated Financial Statements

Lattice Incorporated and Subsidaries
Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2009		2008

Cash flow from operating activities:
Net loss before preferred dividends		$(877,301)		$5,195,133

Adjustments to reconcile net loss to net used for operating activities:
Derivative (income) expense		56,572		(2,750,199)
Amortization of intangible assets		897,744		1,116,171
Settlement of contingent liability - former RTI shareholders		-		(1,057,650)
Extinguishment (gain)		-		(2,607,525)
Deferred income taxes		(490,065)		(521,171)
Minority interest		(18,100)		(79,119)
Share-based compensation		382,541		156,635
Depreciation		9,500		21,079
Changes in operating assets and liabilities:				-
(Increase) decrease in:
Accounts receivable		(965,461)		564,478
Inventories		(10,980)		19,439
Other current assets		(130,461)		(6,998)
Customer advances		72,625
Other assets		318		65,734
Increase (decrease) in:
Accounts payable and accrued liabilities		102,256		(677,530)
				-
Total adjustments		(93,511)		(5,756,656)
Net cash provided by ( used in) operating activities		(970,812)		(561,523)
Cash flows from investing activities:
Purchase of equipment		(89,608)		(32,844)
Net cash used in investing activities		(89,608)		(32,844)
Cash flows from financing activities:
Payments on notes payable		(34,453)		(131,000)
Payment on capital equipment lease		(7,994)
Bank line-of-credit borrowings (payments), net		82,454		687,717
Net cash provided by (used in) by financing activities		40,007		556,717
Net increase (decrease) in cash and cash equivalents		(1,020,413)		(37,650)
Cash and cash equivalents - beginning of period		1,363,130		769,915
Cash and cash equivalents - end of period		$342,717		$732,265

Supplemental cash flow information
Interest paid in cash		$181,066		$81,397

Supplemental Disclosures of Non-Cash Financing Activities
Purchase of Equipment		$110,879		$-
Capital lease		$(110,879)		$-
Preferred stock - Series B		$-		$(4,978)
Preferred stock - Series C		$-		$5,200
Common Stock		$-		$(2,905)
Additional Paid in capital		$(720)		$1,257,883
Derivative Liability		$-		$(1,261,010)
	$		$
Refinancing of credit facility		$682,232		$-
Preferred stock dividends		$18,831		$37,500
Conversion of 28,000 preferred share into 100,000 of common		$(280)		$-
Conversion of 28,000 preferred share into 100,000 of common		$1,000		$-

See Accompanying Notes to Condensed Consolidated Financial Statements

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2009 (Unaudited)

Note 1 - Organization and summary of significant accounting policies:

a) Organization

Lattice Incorporated (the "Company") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 92% of the Company’s revenues are derived from solution services provided to government Dept of Defense (‘DoD”) agencies pursuant to muti-year contract vehicles . In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation going concern

At September 30, 2009 the Company has a working capital deficiency of $1,179,000 including non-cash derivative liabilities of approximately $257,000.  For the nine months ended September 30, 2009, the Company had a loss from operations of approximately $1,145,000 of which $1,281,000 was from non-cash items made up of $898,000 in amortization of intangibles and $383,000 from non-cash share based compensation.  This condition taken in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cashflows, continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed  Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2009 and for the  nine and three months ended September 30, 2009 and 2008 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2008 appearing in Form 10K filed on April 13, 2009.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Condification 718-10, Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718  requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At September 30, 2009, there was approximately $790,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $790,000 will be charged to operations over the weighted average remaining service period. For the nine months ended September 30, 2009 share-based compensation was $382,541compared to$166,468 in the year ago period and $131,275 and 100,594 for three months ended September  30,2009 and 2008 respectively.

g) Recent accounting pronouncements

In the opinion of management, there are no recent accounting pronouncements that will have a material effect on the company’s consolidated financial statements.

Note 2- Segment reporting

Management views its business as one reportable segment: Government services. The Company evaluates performance based on profit or loss before intercompany charges.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Goverment Services	$11,000,359	$10,656,897	$3,632,911	$3,775,213
Other	896,288	866,245	289,153	428,934
Total Consolidated Revenues	$11,896,647	$11,523,142	$3,922,064	$4,204,147

Gross Profit:
Government Services	$3,237,071	$2,740,287	$1,087,578	$851,164
Corporate and other	553,833	530,859	169,753	261,564
Total Consolidated	$3,790,904	$3,271,146	$1,257,331	$1,112,728

	September 30	December 31,
	2009	2008
Total Assets:
Goverment Services	$9,151,950	$10,127,333
Corporate and Other	635,951	962,882
Total Consolidated Assets	$9,787,901	$11,090,215

Note 3 - Notes payable

Notes payable consists of the following as of  September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Bank line-of-credit (a)	$858,404	$1,458,183
Note Payble – former RTI owners (b)	750,000	750,000
Notes payable to Stockholders/director (c )	206,237	224,430
Capital lease payable (d)	102,884	-
Total notes payable	1,917,525	2,432,613
Less current maturities	(1,713,574)	(1,766,098)
Long-term debt	$203,951	$666,515

(a) Bank line-of-credit:

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

The outstanding balance owed on the line at September 30, 2009 was $858,404.

(b) Note payable - former RTI owners:

In accordance with the Settlement Agreement with Michael Ricciardi as owner representative of the former RTI shareholders the Company issued a 24 month promissory note to the former RTI shareholders. The promissory bears interest at a rate of 10%. Commencing in October 2008, the Company is required to make payments consisting solely of interest for the initial 12 months that the promissory note is outstanding. Commencing in October 2009, the Company is required to make monthly payments of principal of $62,500 plus interest. A total of $750,000 of this note is due within the next twelve months and classified as current with monthly payments of $62,500 starting October 2009.

(c) Notes payable stockholders/officers:

The Company owed a balance at September 30, 2009 and December 31, 2008 of $0 and $8,000 respectively to a former officer/ stockholder of the Company.

 At September 30, 2009 and December 31, 2008 the Company had a balance owing on a term note payable of $206,237 and $216,430 respectively, with a director of the Company. The note bears interest at 21.5% per annum and is payable monthly in amounts ranging from $6,000 to $10,000 with any residual balance maturing December 2011.

(d) Capital Lease Payable:

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of September 30, 2009, the outstanding balance was $102,884.

Payments due	$138,970
Less interest	36,086
102,884
Current portion	38,128
Long term portion	$(64,756)

Note 4 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 4,313,465 shares of the Company’s common stock as of September  30, 2009 and December 31, 2008 and are carried at fair value.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of September 30, 2009 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 122.18% - 185.64% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 0.98% - 3.53%.

Note 5 - Major Customers and Concentrations

Our government service segment’s primary  "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 93%  of our total revenues for nine months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008 they accounted for 93% and 90% respectively, of our total revenue. Accounts receivable for these contracts totaled at September 30, 2009 and December 31, 2008 was $3,678,391 and $3,335,667 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for 74% and 65% of its revenues in the nine months ended September 30, 2009 and 2008 respectively and 74% and 67% of its sales in the three months ended September 30, 2009 and 2008 respectively Accounts receivable for these contracts totaled at September 30, 2009 and 2008 was $2,051,672 and $2,133,087 respectively.

Note 6 – Earnings per share

	Nine Months		Three Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Income (loss) applicable to common shareholders	$(896,133)	$5,157,633	$(308,158)	$308,164

Reconciliation to numerator for diluted earnings per share
Income on derivative warrants		(2,750,199)		(195,609)
Preferred stock dividends		37,500		12,500
Numerator for diluted earnings per share	$(896,133)	$2,444,934	$(308,158)	$125,055

Weighted average shares	16,727,592	16,829,428	16,739,444	16,829,428
Reconciliation to denominator for diluted earnings per share

Dilutive derivative warrants	-	5,379,707	-	5,739,670
Shares indexed to convertible preferred stock	-	34,110,568	-	34,110,568
Dilutive employee options	-	(147,615)	-	(3,086,784)

Denominator for diluted earnings per share	16,727,592	56,172,088	16,739,444	53,592,882

Earnings per common share:
Basic	(0.05)	0.31	(0.02)	0.02
Diluted	(0.05)	0.04	(0.02)	0.00

Note 7 - Modification of Employee Options:

At the Board meeting held July 15, 2009, the Board of Directors of the Company approved the re-pricing of outstanding employee options to current market. Under the modification, outstanding options  were re-priced at current market ( $0.08 per share at July 15 close) and extend the vesting period an additional year.  The Company currently has 7,680,000 employee options outstanding issued under its 2002 and 2008 stock options plans ranging in strike price from $0.33 to $1.80. The Company recorded additional stock base compensation expense of  $25,365.

Note 8 – Commitments and Contingencies

In October, Securus Technologies, Inc. and its subsidiary Evercom Systems Inc. filed suit against Lattice Incorporated in the State District Court in Dallas County, Texas.  The dispute arose out of a series of transactions that included inter alia, an Asset Purchase Agreement (“APA”) between Lattice and Evercom that was signed in December 2003.

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is our management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company.

Note 9 – Subsequent events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from September 30, 2009 through November 23, 2009, the date our condensed consolidated financial statements were issued. We did not have any material recognizable subsequent events during this period.

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

We derive substantially all of our revenues from governmental contracts under which we act as both a prime contractor and indirectly as a subcontractor. Revenues from government contracts accounted for approximately $11,000,359 or 93% of our overall revenues for the nine months ended September 30, 2009. Of our total government contract revenues, approximately 96% were from two Prime contract vehicles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES:

Total revenues for the three months ended September 30, 2009 decreased by $282,083 or 6.7% to $3,922,064 compared to $4,204,147 for the three months ended September 30, 2008. Our Goverment Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 93% of total revenues.  The decrease was mainly attributable to a decrease in billable hours of technical staff in our technology services segment combined with a decrease in revenues resulting from timing of product shipments compared to 2008 from technology products. The overall decrease was partially offset by an increase in rates on our cost plus contracts, which is based on our projected indirect overhead costs relative to the level of projected direct labor costs. Cost plus contracts accounted for approximately 80% of our government service revenues for the three months ended September 30, 2009, which compared to 75% in the year ago period.

GROSS MARGIN:

Gross margin for the three months ended September 30, 2009 was $1,257,331, an increase of $144,603 or 13% compared to the $1,112,728 for three months ended September 30, 2008. Gross margin, as a percentage of revenues, increased to 32.06% from 26.5% for the same period in 2008. The increase was primarily due to an increase in gross margin from Government services related to the increase in rates on our cost-plus contract vehicles compared to prior year levels. The rate increase is based on the level of projected indirect overhead costs relative to projected direct labor costs.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended September 30, 2009, research and development expenses increased to $132,917 as compared to $123,720 for the three months ended September 30, 2008.  The increase was primarily due to salary increases for technical staff. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended September 30, 2009, SG&A expenses increased to $1,247,510 from $1,024,628 in the comparable period prior year.  As a percentage of revenues, SG&A was 31.8% for the three months ended September 30, 2009 versus 24.4% in the comparable period a year ago. The increase in expense was mainly attributable to nonrecurring legal fees incurred in the current quarter combined with an increase in marketing expenses for our government services segment.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the three months ended September 30, 2009 was $299,248 compared to $372,057 for the three months ended September 30, 2008. The decrease is attributed to certain intangibles being fully amortized in 2008 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2008.

INTEREST EXPENSE:

Interest Expense increased to $56,754 for the three months ended September 30, 2009 compared to $32,703 for the three months ended September 30, 2008.  Interest expense in 2009 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase was mainly attributable to the interest expense incurred on the $750,000 note with the former owners of RTI not present in the year ago period.

NET INCOME / (LOSS):

The Company's net loss for the three months ended September 30, 2009 was $301,881 compared to net income of $320,664 for the three months ended September 30, 2008.  Net income for the three months ended September 30, 2008 was comprised of non-cash derivative income of $195,609 and other income of $370,150 related to a settlement gain regarding escrow and contingent liabilities to the former owners of RTI.  Excluding these amounts, the year ago net income adjusts to a net loss of $245,075.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES:

Total revenues for the nine months ended September 30, 2009 increased by $373,505 or 3.2% to $11,896,647 compared to $11,523,142 for the nine months ended September 30, 2008. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 93% of total revenues.  The increase was mainly attributable to a rate increase on our cost plus contracts, which is based on our projected indirect overhead costs relative to projected direct labor costs.  This was partially offset by a decrease in the level of billable hours of billable staff. Cost plus contracts accounted for approximately 80% of our government service revenues for the nine months ended September 30, 2009 versus 70% in the year ago period.

GROSS MARGIN:

Gross margin for the nine months ended September 30, 2009 was $3,790,904, an increase of $519,758 or 15.88% compared to the $3,271,146 for nine months ended September 30, 2008. Gross margin, as a percentage of revenues, increased to 31.9% from 28.4% for the same period in 2008. The increase was primarily due to an increase in gross margin from Government services related to a rate increase on our cost-plus contract vehicles compared to prior year levels. This was partially offset by an increase in lower margin revenues handled by subcontractors relative to total revenues.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the nine months ended September 30, 2009, research and development expenses increased to $409,141 as compared to $384,692 for the nine months ended September 30, 2008.  The increase was mostly due to increases in salaries for technical staff.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the nine months ended September 30, 2009, SG&A expenses increased to $3,628,756 from $3,359,768 in the comparable period prior year.  As a percentage of revenues, SG&A was 30.5% for the nine months ended September 30, 2009 versus 29.2% in the comparable period a year ago. The increase in expense was mainly attributable to nonrecurring legal fees  incurred in the current quarter combined with an increase in marketing expenses for our technology services segment and an increase in stock base compensation from option awarded issued in the third quarter of 2008.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the nine months ended September 30, 2009 was $897,744 compared to $1,116,171 for the nine months ended September 30, 2008. The decrease is attributed to certain intangibles being fully amortized in 2008 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2008.

INTEREST EXPENSE:

Interest Expense increased to $181,066 for the nine months ended September 30, 2009 compared to $140,910 for the nine months ended September 30, 2008.  Interest expense in 2009 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase is attributed to interest expense incurred on the $750,000 note with the former owners of RTI.

NET INCOME / (LOSS):

The Company's net loss for the nine months ended September 30, 2009 was $877,302 compared to net income of $5,195,133 for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2008 included non-cash derivative income of $2,750,199, a gain on extinguishment of free standing warrants accounted for as derivatives exchanged for preferred Series C Stock held by Barrons Partners L.P. of $2,607,525, and other income from the settlement of escrow, earn-out and other contingent liability with the former owners of RTI of $970,150. Excluding these amounts, the year ago net income adjusts to a net loss of $1,132,741.

LIQUIDITY AND CAPITAL RESOURCES

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. For the nine months ended September 30, 2009 we had negative cash flows from operations of $970,812 and the Company’s working capital deficiency at September 30, 2009 was $1,178,855 including non-cash derivative liabilities of $257,178. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to increase near term operating cashflows over current levels and continued availability under its line of credit financing. In the event the Company does not grow operating cashflows, it will need to raise alternative financing and/or restructure existing debt, , in a difficult credit environment.

On July 17, 2009, the Company terminated its factoring arrangement with Republic Capital Access (“RCA”) and entered into a financing and security agreement with Action Capital. There are no outstanding balances owed to RCA as of September 30, 2009 nor was any amounts owed as of the July 17th termination date.

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

 Pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all accounts, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing. At September 30, 2009 the Company had $858,404 outstanding on its credit facility with Action Capital.

Working capital and other activities:

The Company’s working capital deficiency as of September 30, 2009 amounts to $1,178,855 compared to a deficiency of $401,614 as of December 31, 2008. Included in the deficiency was $257,178 and $200,606 of non-cash derivative liabilities respectively. Excluding non-cash derivative liabilities, at September 30, 2009 current assets of $4,410,295 compared to current liabilities of $5,331,972.

For the nine month period ended September 30, 2009, cash and cash equivalents decreased to $342,717 from $1,363,130 at December 31, 2008 primarily due to the repayment of approximately $1,458,000 debt outstanding on the Private Bank line of credit facility.

Net cash used in operating activities was $970,812 for the nine months ended September 30, 2009 compared to net cash used for operating activities of $561,523 in the corresponding nine month period ended September 30, 2008.

Due to an increase in our transaction based sale contracts in our Telecom business we entered into a capital lease agreement to purchase approximately $130,000 in equipment.  The payments terms are $5,196 per month for 32 months and a $1.00 buy-out at the end of the lease term.  The outstanding balance at September 30, 2009 on this equipment line was $102,884.

Net cash provided by financing activities was $40,007 for the nine months ended September 30, 2009 compared to net cash provided by financing of $556,717 in the corresponding nine months ended September 30, 2008.

Non-current liabilities at September 30, 2009 totaled $914,169 compared to $1,866,798 at December 31, 2008. The decrease is primarily due to an increase in the current maturities of $562,500 on the $750,000 note due to the former owners of Ricciardi Technologies combined with a decrease in deferred tax liabilities of  $490,065 from $1,200,000 to $710,218

We have principal payment coming due in the next twelve months totaling $750,000 on the note with the former RTI owners. Monthly principal payments of $62,500 per month began in October 2009.  Additionally, we have payments totalling approximately $120,000 coming due on short term notes. The Company is highly dependent on increasing its operating cash flows from current levels over the next twelve months and maintaining availability on its line of credit facility to satisfy these payments and to cover the interest costs on its debt.

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

Management has determined that, as of September 30, 2009, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting.  Management has assessed these deficiencies and determined that there were weaknesses in the Company’s internal control over financial reporting.  As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2009, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The deficiencies in our internal controls over financial reporting and our disclosure controls and procedures are related to the limited financial backgrounds of our management and a lack of segregation of duties due to the size of our accounting department. When our financial position improves, we intend to hire additional personnel to remedy such deficiencies.

 Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2009 Quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In October, Securus Technologies, Inc. and its subsidiary Evercom Systems Inc. filed suit against Lattice Incorporated in the State District Court in Dallas County, Texas.  The dispute arose out of a series of transactions that included inter alia, an Asset Purchase Agreement (“APA”) between Lattice and Evercom that was signed in December 2003.

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

DATE: November 23, 2009

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER) AND DIRECTOR