Form 10-K
period 2009-12-31
Lattice INC
filed 2010-04-15
CIK 350644

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ___________
COMMISSION   FILE NUMBER ________________________________

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of June 30, 2009  was approximately $1,005,000.

As of April 13, 2010, the issuer had 22,917,379 outstanding shares of Common Stock.

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

At December 31, 2009, we operated the businesses of SMEI and LGS (formerly RTI) as separate legal entities with regards to our contractual relationships with our government clients. For reporting reasons, the SMEI and LGS (formerly RTI) operations comprise the Government Services segment.  We anticipate merging LGS (formerly RTI) and SMEI into a single legal entity encapsulating all our federal government services.  This will require the novation of some of our federal government contracts into the new entity and to some extent is dependent on our customers approving the contract novation.

In addition, Lattice Incorporated continues to supply call control technology to telecom service providers. We have been a primary supplier to a major Local Exchange Carrier and, in recent years; have expanded our customer base to include the newly emerging unregulated companies offering the same service in today’s more highly competitive telecom environment.

 Business of Government Services

The Government Services Division provides engineering services coupled with advanced technology solutions to agencies of the federal government. We have developed advanced data management applications, Internet server technology, and information systems within federal agencies. Our technology and services helps our customers reduce development time for projects, manage the deployment of applications across the Internet to desktops around the world and implement military grade security on all systems where the applications are deployed.  We have designed, developed and implemented advanced business management applications, integration technologies and enterprise geospatial systems. We currently support several operational systems in all of these categories for major organizations and defense commands using web-based technologies and the consolidation of custom and commercial off-the-shelf software to unite dissimilar applications into integrated systems.  In addition we provide network engineering, architectural guidance, database management, expert programming and functional area expert analysis to our Department of Defense clients.  We provide strategic consulting to support business requirements, change management, and financial analysis and metrics for several of our major federal customers.

The Government Services division comprises approximately 90% of revenues from the Department of Defense.  Our contracts with the Federal Government are comprised of three contract types; time and materials, fixed price, and cost plus.  These contract types are dependent on the Federal Government and we have little control over the type of contract the Federal Government chooses to operate under.  In addition, we have a mix of prime contracts, where the contract is awarded to us, and subcontracts where we are a sub on another organizations prime contract.  We currently have approximately 90% of revenues being generated from prime contracts.  As we expand our business we anticipate partnering with other organizations and having a more equal split between prime and sub contracts.

Virtually all of our Government Services Segment revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of total company revenues contingent on government funding represented approximately 93% of our total revenues for the twelve months ended December 31, 2009 and 93% for the year ended December 31, 2008. Any significant reductions in the funding of United States government agencies or in the funding of specific programs served by or targeted by our business could materially and adversely affect our operating results.

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

Aquifer Software

We develop and market the Aquifer Application Services Platform, a proprietary software product embedded in the applications developed for our customers. Aquifer helps developers build a new class of software called rich Internet applications. These applications are secure custom or commercial desktop and mobile Windows Forms applications that use the traditional client/server model while exploiting Web Services-based communications over the Internet.

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

Reduction in application development time, cost and risk;
Reduction of desktop and PDA application deployment time and cost;
Increased richness of user experience;
Elimination of security concerns inherent with Web browser vulnerabilities;
Decreased server software and hardware costs; and
Optimization of network resources for best performance.

We market Aquifer as both a productivity tool and a secure application platform. Whether modernizing legacy applications or building new service-oriented, Web based systems, Aquifer is designed to shorten the time it takes to develop and deliver custom solutions in Microsoft .NET environments. Aquifer provides many common service components including:

Data Access;
Role-based User Profiles;
Flexible Security Model including strong encryption;
Configuration Management;
Event Management;
Integration Gateways; and
Secure Client.

Sales and Marketing

We continue to market all aspects of our Government Services through a direct sales force.  In addition, we have partnered with other government contractors with complimentary services to bid on new contracts.  We will continue this practice and anticipate this aspect of our marketing efforts should add to our subcontract revenues.  This strategy allows us to participate in contracts that under normal circumstances we would be unable to competitively bid for.

We continue to market our Aquifer Application Services Platform to federal government agencies, systems integrators and, independent software vendors that are building Windows rich Internet applications. Aquifer’s products, training and services are focused on the .NET Windows Forms application development market where enterprise IT organizations and systems integrators are tasked with building and managing applications that run on the Internet using the .NET Framework.

Communications Group

We continue to supply call control technology to service providers offering collect calling and prepaid calling to inmates of correctional institutions.  The technology and services we provide in supporting the technology we sell to service providers currently constitutes 95% of the revenues derived from the Communications Group.   We anticipate continuing to provide the technology and support services, however, in 2009 we starting competing as service provider.  We anticipate this area to comprise a larger percentage of our revenues from the Communications Group’s revenues.

Our Products

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

Competition

Most of the major competitors in the call control platform field provide call control systems as part of a telecommunications service offering selling directly to the correctional facilities while we now sell directly and to service providers. We compete with these companies primarily by offering service providers and correctional facilities customized call control features not available on any other platform.  The competition in the industry ranges from larger national organizations such as Global Tel*Link and Securus, to small regional organizations.  Our key competitive advantage in this market is the features our technology provides and consistent reliable customer service.

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

EMPLOYEES

As of December 31, 2009, we had 45 full time employees and no part time employees. We supplement full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR   BUSINESS

Liquidity Risk

Our liquidity is highly dependent on our (i) cash reserves (ii) availability on our credit facility and (iii)our ability to achieve our planned operating cashflows .. In the event there is an unexpected downturn in our business or we are unable to achieve our operating goals, the Company would need to modify its debt agreements, curtail operations and obtain alternative funding in a challenging credit environment. We generated an operating cash flow deficit of $118,534 for 2009. We paid down the outstanding balance  on our line of credit by $619,651, which decreased the outstanding balance on our credit facility to $838,231as of December 31, 2009 from $1,458,183  as of December 31 2008.  Since our borrowing capacity is limited by the level of our eligible trade receivables, more reliance will be placed on our ability to achieve planned operating performance to fund our debt payments coming due in the next twelve months. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain alternative financing.

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 93% of our total revenue in FY 2009 and 93% of our total revenue in FY 2008 from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the Department of Defense (“DoD”), or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Because we depend on government contracts for most of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United States government either as a prime or a subcontractor accounted for approximately $14,483,165, or 93% of revenues, for the year ended December 31, 2009 as compared to $15,149,944, or 93% of our revenues for the year ended December 31, 2008. Our government contracts are incrementally funded for periods ranging up to twelve months, and the government agencies may require re-bidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a material decline in our revenues and cash flows.

We derive a significant portion of our revenues from two multi-year contract vehicles.

                   Approximately 73% of our 2009 revenues versus 68% in 2008 come from two contract vehicles (Seaport-e and SSA Task orders) under Joint Program Manager Information Systems (JPMIS). These contracts are multi-year contracts (base year plus four option years) and are incrementally funded for interim periods up to twelve months.  A termination or modification of these contracts would seriously harm our business and have a material impact on the Company’s revenues and cash flows.

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

We have recently made acquisitions and we may make additional acquisitions in the future. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired; and

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

As of April 13, 2010, we had 22,929,959 shares of common stock issued and 22,917,379 outstanding. Additionally, we have 37,936,772 shares of common stock issuable upon conversion of our preferred stock and warrants. The sale or potential sale of these shares issuable pursuant to convertible securities and warrants may result is substantial dilution to the holders of common stock and these factors may have a depressive effect upon the market price of our common stock.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock has ranged from $0.05 to $0.65. Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We lease a 3,000 square foot office in an industrial park in Pennsauken, New Jersey. This space is also used to test our products and for other corporate activities. Our lease began June 1, 2006 and is for a term of three years at $2,812 per month. The lease was renewed for an additional year expiring May 31, 2010. We are in the process of  renewing this space for an additional year.

SMEI leases a facility located at 2411 Dulles Corner Drive, Herndon Virginia 20171. The facility is comprised of 8,740 square feet of office space. The lease is pursuant to a Lease Agreement dated October 22, 2007. The lease commenced November 1, 2007 and ends October 31, 2010. SMEI currently pays $21,850 per month under the lease and is in the process of renewing its lease.

LGS (formerly RTI) leases a facility located at 8306 Rugby Road, Manassas VA. The facility is comprised of 3,166 square feet of space. The lease expires on May 31, 2010. The Company does not utilize the space since it combined operations of SMEI and LGS (formerly RTI) at our Herndon facility.  This lease was terminated March 15, 2009.  Lattice paid $6,000 as consideration for Landlord’s agreement to terminate the Lease prior to its stated term

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock for the years ended December 31, 2009 and 2008 and the interim periods through April 13, 2010. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below have been adjusted to reflect the one-for-ten reverse split.

Year Ended December 31, 2010

	High	Low
First Quarter ended March 31, 2010	$.20	$.055
Second Quarter ended June 30, 2009 (through April 13, 2010)	$.08	$.09

Year Ended December 31, 2009
	High	Low
First Quarter ended March 31, 2009	$.15	$.065
Second Quarter ended June 30, 2009	$.149	$.06
Third Quarter ended September 30, 2009	$.09	$.07
Fourth Quarter ended December 31, 2009	$.10	$.05

Year Ended December 31, 2008
	High	Low
First Quarter ended March 31, 2008	$.65	$.28
Second Quarter ended June 30, 2008	$.42	$.25
Third Quarter ended September 30, 2008	$.32	$.20
Fourth Quarter ended December 31, 2008	$.27	$.06

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of April 13, 2010, we had 22,917,379 outstanding shares of common stock held by approximately 288 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of  5% Series B Preferred Stock.  In 2009, the Company recorded $25,108 of dividends payable. Dividends cannot be paid and are being accrued as long as the Company has an outstanding balance on its revolving line of credit.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,548,500	$0.08	3,758,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	7,548,500	$0.08	3,758,000

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

Business Overview

We derive a substantial portion of our revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies.  Revenues from government contracts accounted for $14,483,165 or 93% of our overall revenues for the twelve months ended December 31, 2009. Of our total government contract revenues, approximately 78% were from two Prime contract vehicles under SPAWAR (JPMIS).  Although we should continue to see government contracts accounting for the largest portion of our revenue we expect to start to see the percentage of overall revenues from our communications group increase based on anticipated growth in our communications services revenues.

Our revenues decreased by $674,000 or 4% from the prior year.  This was largely attributable to some of our government contracts ending in 2008, one task order not being renewed, and delays in task order renewals toward the end of the year.  Most of our contracts that have ended have been replaced with new contracts either within the same agency or offset by contract wins in new agencies.  Our sales pipeline has been strengthened with our additional investment in sales and marketing  in 2009. However, contract awards for some of our bids have been pushed off from being awarded in Q4 of 2009 or Q1 of 2010 until the second quarter of 2010.   Although this impacted our 2009 revenues we anticipate picking up additional contracts in 2010.  Our current legacy contracts that have extensions have all been renewed for 2010 and we expect 2010 revenues to be consistent with 2009 levels on these legacy contracts.  The majority of the bids we currently have and are awaiting on awards are with new agencies or new contracts that add to our current contract base.  In addition, we have entered into a number of teaming agreements with other government contractors enabling us to provide services on current contracts that they have been awarded.  We anticipate these awards to begin in the second quarter of this year.  This also decreases the concentration risk of revenues attributable to our SPAWAR contracts.

Our gross margin increased from 30.9% in 2008 to 33.6% in 2009.  This is primarily a mix shift towards a lower percentage of our government service revenues coming from lower margin subcontractor revenues. Approximately 50% of our revenues consists of pass-through or subcontractor revenues which compares to 51.4% in the prior year.   As we continue to add new contracts and utilize in-house labor our reliance on lower subcontractor revenue should continue to decrease.

Our SG&A expenses increased to $5,189,000 from $4,667,374 in the prior year  primarily due to a ramp up of  our sales and marketing to support both our Government services business and our  transition into the direct services segment of the inmate telecommunications market.  Additionally, our share based compensation increased compared to prior year related to options issued to key employees  in May of 2008 and in July 2009.  We have implemented cost reduction initiatives based on further consolidation of expenses in our government services operation which should result in expense savings of approximately $300,000- $400,000 annually starting in the 2nd quarter of  2010. With the cost savings and the expected increase in revenues, we expect a decline in our SG&A costs as a percentage of revenue.

Historically, our revenue from the Communications Group has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the 2nd half  of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.2 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based  model we have already secured new business that management expects will add approximately $1.7 million in annualized revenues. With just the business we added to date, we expect our 2010 revenues from commucation services to increase  125% over our 2009 revenue.  There are factors such as contracts being cancelled or a drop in network usage that could cause a decline in our communication group revenue however based on our current operations we do not foresee any factors that would cause a disruption.

The new business model requires the company to make upfront capital investments in equipment with each new contract win.  To date we have secured equipment financing to support our contract wins.  In addition, we have made an investment in licensing certain technology of $1,300,000 of which $1,000,000 is to be paid on June 30th of this year.  We anticipate being able to finance this with  debt financing.   If we are unable to finance this payment it could have a material adverse affect on our communication group service business.  The change in strategy to a direct service based model in our communication group business should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED   DECEMBER 21, 2008

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2009	2008
Sales	$15,595,433	$16,248,481

Net income (loss)	$(1,326,967)	$934,237

Net income (loss) per common share – Diluted	$(0.08)	$(0.04)

	OPERATING EXPENSES		PERCENT OF SALES
	2009	2008	2009	2008

Research & Development	541,783	518,342	3.5%	3.2%

Selling, General & Administrative	5,189,848	4,667,374	33.3%	28.7%

SALES:

Total sales for the fiscal year ended December 31, 2009 decreased to $15,595,433 compared to $16,268,481 in the prior year ended December 31, 2008, representing a decrease of $673,048 or 4.1%.  The decrease in revenues was mostly attributable to several contracts ending in our Government Services business during 2008 which was partially offset by new contracts won and expansion on existing contracts during 2009.  We expect 2010 revenues on our existing contract vehicles to remain consistent with 2009 levels.

We derived 93% and 93% of our revenue during the twelve months ended December 31, 2009 and 2008, respectively, from contracts with U.S. government agencies which we segment as Government Services. Our Government services revenues are derived from services provided to the federal government Dept of Defense (DoD) agencies or to prime contractors supporting the federal government, including services provided by our employees and our subcontractors. Approximately 73% of our 2009 revenues were derived from two contract vehicles under SPAWAR (JPMIS), our Seaport-e and SSA contracts, which compared to approximately 68% of revenues in the previous year.

COST OF SALES:

Cost of sales for the fiscal year ended December 31, 2009 decreased 7.9% to $10,355,860 from $11,245,484 for the prior year ended December 31, 2008. The decrease in cost of sales was attributable to a decline in revenues in our Government services segment and lower revenues attributable to subcontractors. Cost of sales in our Government Services segment consists of billable direct labor and other direct costs (ODCs), which include, among other costs, subcontractor labor and materials along with equipment purchases and travel expenses. ODCs, which are common in the government contracting industry, typically are incurred in response to specific client tasks and may vary from period to period. As a percentage of revenues, cost of sales decreased to 66.4% from 69.1% for the same period in 2008. Revenues supported by subcontractors accounted for approximately 50.5% of our overall revenues versus approximately 51.6% for 2008.

RESEARCH AND DEVELOPMENT:

Research and development expenses increased slightly to $541,783 for the fiscal year ended December 31, 2009 from $518,342 in the year ended December 31, 2008. Engineering staffing levels are comparable to 2008 levels. Management believes that continual enhancements of the Company's products will be required to enable us to maintain its competitive position. We  will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses ("SG&A") consist primarily of expenses for management, finance and administrative personnel, legal, fringe costs, indirect overhead costs, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2009, SG&A increased to $5,189,848 from $4,667,374 for the comparable year ended December 31, 2008, representing a increase  of $522,474 or 11.2%. As a percentage of revenues, SG&A costs for 2009 increased  to 33.3% from 28.7% for the year ended December 31, 2008. The increase in SG&A was mainly attributable to an increase in stock based compensation and an increase in selling and marketing expenses in both our Government services and Communications group businesses.

AMORTIZATION & IMPAIRMENT

Non-cash amortization expense for 2009 and 2008 related to intangible assets recognized in the purchase accounting of SMEI and LGS (formerly RTI) amounted to $1,196,992 and $1,488,228 respectively.  The decrease in 2009 is attributable to certain of our intangible assets becoming fully amortized in the prior periods. In addition, the Company recorded an impairment charge in the 4th quarter of 2009 of $235,301 which compared to an impairment charge of $5,486,342 incurred in the 4th quarter of 2008 related to the valuation of intangibles and goodwill recorded in conjunction with the SMEI and LGS (formerly RTI) acquisitions (See Note 9 for a full discussion).

INTEREST EXPENSE

Interest Expense consists of interest paid and accrued on our notes payable and outstanding balance on our credit facility. Interest expense increased slightly to $237,088 for the year ended December 31, 2009 from $230,839 for the prior year ended December 31, 2008.

DERIVATIVE INCOME (EXPENSE):

The following table is derived from Note 10 in the accompanying financial statements.

	Year ended December 31, 2009		Year ended December 31, 2008
Derivative income		$39,036	$3,147,958
Conversion features and day-one derivative loss	$		$—
Warrant derivative		$39,036	$3,147,958

EXTINGUISHMENT INCOME (LOSS):

In 2008, the Company recorded $2,695,025 as a gain on extinguishment for the issuance of 520,000 shares of newly issued Series C Convertible Preferred Stock in exchange (See Note 8 the “Barron Exchange”) for the  return of Barron’s unregistered warrants to the Company for cancellation.

NET INCOME:

The Company's net loss for the year ended December 31, 2009 was $1,326,967 which compared to net income of $934,237 for the year ended December 31, 2008. Net income  is influenced by the matters discussed in the other sections of this MDA However, it should be noted that our 2009 net income included $39,036 compared to $3,147,958 in 2008 of derivative income which represents the decrease in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). See Derivative Income above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income. Also included in our 2008 income was a non-cash extinguishment gain of $2,695,025 recorded on the exchange with Barron of Preferred Series C Stock for outstanding warrants.

INCOME  APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to our net income , cumulative undeclared dividends on our Series B Preferred Stock amounting to $25,108 and $25,108 for the year ended December 31, 2009 and 2008, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $212,616 at December 31, 2009 from $1,363,130 at December 31, 2008. Net cash used for operating activities was $118,534 for the twelve months ended December 31, 2009 compared to net cash used for operating activities of $23,583 in the corresponding twelve months ended December 31, 2008.

Net cash used in investment activities was $284,460 for the twelve months ended December 31, 2009 compared to $15,560 in the corresponding period ended December 31, 2008. Purchase of property, plant and equipment totaled $284,460 for 2009 compared to $15,560 prior year. The increase in capital requirement is attributable to the launch of the direct telecom service products in latter part  of 2009. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing. The capital requirement for our Government services business is mainly driven by the level of and hirings of billable staff  which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash used by financing activities was $747,520 for the twelve months ended December 31, 2009 compared to net cash provided by financing activities of $632,358 in the corresponding twelve months ended December 31, 2008. The $747,520 consisted of, repayments of short term notes totaling $222,166, net payments on our credit facilities of 619,651 favorably offset by increased net borrowings on equipment financings of $94,297.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. For the twelve months ended December 31, 2009 we had negative cash flows from operations of $118,534 and the Company’s working capital deficiency at December 31, 2009 was $1,324,524 including non-cash derivative liabilities of $161,570. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cashflows over current levels and continued availability under its line of credit financing. In the event the Company does not grow operating cashflows, it will need to raise alternative financing and/or restructure existing debt in a difficult credit environment.

On July 17, 2009, the Company and its wholly-owned subsidiary, Ricciardi Technologies, Inc. (“LGS (formerly RTI)”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

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

Pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all accounts, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing. At December 31, 2009 the Company had $838,231 outstanding on its credit facility with Action Capital.

Working capital and other activities:

The Company’s working capital deficiency as of December 31, 2009 amounts to $1,324,524 compared to a deficiency of $401,614 as of December 31, 2008. Included in the deficiency was $161,570  and $200,606 of non-cash derivative liabilities respectively. At December 31, 2009 current assets of $3,935,716 compared to current liabilities of $5,098,670. The current liabilities total of $5,260,240 included an outstanding balance of $838,000 on our 3,000,000 revolving credit facility.

On June 16, 2009 the Company entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment to support the PIMA county contract in our communications group. The terms of equipment financing included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of December 31, 2009, the outstanding balance was $94,297.

On February 1, 2010, the Company received cash proceeds of $250,000 from Barron Partners LP in exchange for the issuance of 1,400,011 shares of Series A Preferred Stock and the return and cancellation of 1,955,000 “A” warrants. Each share of  Series A Preferred is convertible to 3.5714 shares of common stock. The proceeds from the issuance were primarily used to fund the monthly payments pursuant to the patent license agreement entered into January 4, 2010 (see below).

On January 4, 2010 the Company entered into a patent licensing agreement supporting its communication services products.  In conjunction with the agreements the Company agreed to pay  $1,300,000 as follows:  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010.  As of the date of this filing, the Company has paid a total of $200,000 and is current with regards to the payment requirements of the agreement. Management acknowledges that the Company will not have the liquidity from operations to fund the $1,000,000 payment coming due June 30, 2010 and is currently looking to secure the  alternative financing needed. As of the date of this filing, management has not yet obtained the necessary financing to be able to make the June 30, 2010  payment. Should the Company fail to make any payments as they become due under the license agreement, the license agreement will terminate.

On February 19, 2010 (effective date), we amended the terms on the $750,000 note ($562,500 remaining balance as of December 31, 2009) as follows: (i) the interest rate was increased to 15% from 10%, (ii) the maturity date of the note was extended to August 19, 2012 from October 15, 2010., (iii) the principal amortization of the note was changed from monthly payments of $62,500 to a lump sum payment of $531,000 due August 19, 2011.  A call option was added on the principle balance of $531,000 after twelve months from the effective date upon 45 days prior written notice.

We are highly dependent on improving our operating cashflows, maintaining continued availability on our line of credit facility and raising alternative financing in order for us to service our current indebtedness and to pay the $1,000,000 licensing payment coming due June 30 2010.  We have initiated cost reduction activities early 2010 which we estimate to have annualized cost savings of approximately $300,000 – $400,000. Additionally, we have secured new customer accounts related to our new telecom services product which adds approximately $1,700,000 in annualized revenues to our communication group business. Despite these measures, there can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.  Management is currently looking to obtain the alternative financing needed to fund the June 30 payment . In the event we are not able to obtain financing or obtain a modification on the June 30 payment, we may have to curtail certain operations around our new direct telecom services product and may incur significant legal costs as a result of nonpayment which will have a material adverse effect on our overall business.  As of the date of this filing, we have not secured the alternative financing. Additionally, we are highly dependent on our ability to maintain contract funding under our SPAWAR contract vehicles which comprise 73% of our overall revenues.  Any interruption in task order funding on these vehicles could have a material adverse effect on operations and our ability to continue business as a going concern. As of the date of filing we are in good standing on these contracts and we anticipate follow-on funding to continue for the remaining multi-year contract term which expires on March 31, 2012.

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

Basis of Financial Statement Presentation

At December 31, 2009 the Company has a working capital deficiency of $1,324,524 including non-cash derivative liabilities of $161,570.  During 2009 the Company had a loss from operations of $1,924,351 of which $235,301 was in impairment charge on intangibles, the balance of the loss was $1,689,050. It should be noted the operating loss adjusted for impairment of $1,689,050 included non-cash items totaling $1,752,000 consisting of; $1,197,000 in amortization of intangibles, $514,000 of stock-based compensation and $41,000 of depreciation expense. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Impairments of long-lived assets

At least annually, the Company reviews all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $4,576,841 (or 52%) of total assets at December 31, 2009. The Company considers the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, the Company establishes the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about the Company’s performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in the Company’s direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, the Company would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

N/A

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2009.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of December 31, 2009, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

On February 1, 2010, the Company issued and sold 1,400,011 shares of Series A Preferred Stock to Barron Partners LP.  Each share of Series A Preferred is convertible to 3.5714 shares of common stock at the option of the holder.  In addition, Barron Partners returned an aggregate of 1,955,000 Series A Warrants to the Company for cancellation.  The Company received cash proceeds of $250,000 from the private placement.

On April 8, 2010, the Board of Directors of the Company accepted the resignation of Jeannemarie Devolites Davis as a member of the Company’s Board of Directors.  There were no disagreements or disputes between Ms. Devolites Davis and the Company which led to her resignation. Her resignation was effective immediately.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Paul Burgess	44	President, chief executive officer and director
Joe Noto	50	Chief financial officer and secretary
Robert E. Galbraith	65	Director
Donald Upson	55	Director

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles.  Paul Burgess currently serves as Chairman and Chief Executive Officer of the Company.  Due to our small size and limited resources, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

BOARD COMPOSITION

At each annual meeting of stockholders, all of our directors are elected to serve from the time of election and qualification until the next annual meeting of stockholders following election. The exact number of directors is to be determined from time to time by resolution of the board of directors.

COMMITTEES

We have an audit committee. The members of our audit committee are Donald Upson and Robert E. Galbraith, both of whom are independent. We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B, but expect to designate one in the near future. We have not yet adopted an audit committee charter but expect to do so in the near future.

We have a compensation committee. The members of the compensation committee are Paul Burgess, Robert Galbraith, and Donald Upson.

We do not have a nominating committee because of our limited resources. The full board will take part in the consideration of director nominees.  The board considers, among other things, the diversity of potential board member’s backgrounds, including their professional experience, education, skills and other individual attributes in assessing their potential appointment to the board.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2009.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

  SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Paul Burgess	2009	$250,000	$75.000						$325,000
President, Chief	2008	$225,000			$621,376				$845,376
Executive Officer and Director	2007	$225,000

Joe Noto	2009	175,000	$$30,000						$215,000
Chief Financial	2008	$150,000	$30,000		310,688				$490,688
Officer	2007	$150,000	$30,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2009:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $

Joe Noto		200,000	(a)		$0.08	July,2015
		1,400,000	(a)		$0.08	May, 2018

Paul Burgess		200,000	(b)		$0.08	May ,2014
		200,000	(b)		$0.08	Oct ,2014
		600,00	(b)		$0.08	Feb ,2015
		2,800,000	(b)		$0.08	May, 2018

(a)	466,666 vest May 2010; 666,667 vest July 15, 2010; and 466,666 vest May 2011

(b)	933,333 vest May 2009, 2010; 1,933,333 vest July 15, 2010; 933,333 vest May 2011

COMPENSATION OF DIRECTORS

We compensate our directors $1,000 per meeting and $10,000 annually as a director. In 2009 director fees were unpaid and accured.

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

On March 24, 2009, the Company renewed its executive employment agreement with Joe Noto. Under the Executive Employment agreement, Mr Noto is employed as our Chief Financial Officer for a term of three years at an annual base salary of $175.000. Thereafter, the Executive Employment Agreement will shall be automatically extended for successive terms of one year each.  Mr. Noto is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 60 days prior notice to us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of April 15, 2010 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	933,333	3.9%

Robert Galbraith (4)	319,333	1.4%
Michael Ricciardi (5)	3,080,000	13.4%
Marie Ricciardi (5)	3,080,000	13.4%
Burlington Assembly of God (6) 2035 Columbus Road Burlington, New Jersey 08016	1,333,333	5.8%
Joe Noto (3)	466,667	2.0%
Laurus Master Fund, Ltd. And wholly owned subsidiaries (10)	1,879,015	7.6%
Donald Upson	28,637	*
Alan Bashforth (9)	2,324,836	9.5%
All named executive officers and directors as a group (4 persons)	1,747,969	7.2%

*   Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)
Applicable percentage ownership is based on 22,917,329 shares of common stock outstanding as of April 13, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 13, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(10)
Includes warrants to purchase 600,000 shares of common stock at an exercise price of $1.10; warrants to purchase an aggregate of 1,458,333 shares of common stock at an exercise price of $0.10 per share; and warrants to purchase 25,000 shares at exercise prices ranging from $0.99 to $1.24 per share.  The warrants exercisable at $0.10 per share have certain exercise limitations which prevent the holder from exercising such that they would control in excess of 9.99% of the Company’s issued and outstanding capital.  The remaining warrants have certain exercise limitations which prevent the holder from exercising such that they would control in excess of 4.99% of the Company’s issued and outstanding capital.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Of the members of the Company’s board of directors, Donald Upson is considered to be independent under the listing standards of the Rules of NASDAQ setforth in the NASDAQ Manual independent as that term is set forth in the listing standards of the National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, for the fiscal years ended December 31, 2009  were $55,000. . In addition $101,000 of fees were paid to our former auditor Demetrius & Company, L.L.C. in connection our 2008 audit and 2009 quarterly reviews.

Audit-Related Fees

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008 were $14,500 and $13,500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

All members of the Company’s audit committee approved the engagement of Acquavella, Chiarella, Shuster, Berkower & Co., LLP as the Company’s independent registered public accountants.

ITEM 15. EXHIBITS.

Exhibit
Number	Description

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

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006**

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi**.

10.17	Amendment to Employment Agreement - Paul Burgess**

10.18	Amendment to Employment Agreement - Joe Noto**

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.**

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008***

10.22	Certificate of Designations of Series C Preferred Stock***

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009****

10.24	Securities Purchase Agreement dated February 1, 2010

14.1	Code of Ethics (Incorporated by reference to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006**

99.10	Lockup Agreement from Laurus Master Fund, LTD.**

99.11	Irrevocable Proxy**

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006**

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.**

** Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
 ***Incorporated by reference to the 8-K filed by the Company on July 8, 2008
**** Incorporated by reference to the 8-K filed by the Company on March 27, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: April 15, 2010	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer and Director

Date: April 15, 2010	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	April 15, 2010

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	April 15, 2010

/s/ Robert Galbraith
Robert Galbraith	Director	April 15, 2010

/s/ Donald Upson
Donald Upson	Director	April 15, 2010

Lattice Incorporated (formerly Science Dynamics Corp)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheet of Lattice Incorporated and its subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Demetrius & Company, L.L.C.

Wayne, New Jersey 07470
April 13, 2009

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheets of Lattice Incorporated and its subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Iselin, NJ 08830
April 15, 2010

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$212,616	$1,363,130
Accounts receivable, net	3,560,293	3,560,690
Inventories	29,402	30,704
Other current assets	133,405	51,008
Total current assets	3,935,716	5,005,532

Property and equipmen, net	264,753	21,090
Goodwill	3,599,386	3,599,386
Other intangibles, net	977,455	2,409,748
Other assetes	54,259	54,459
Total assets	$8,831,569	$11,090,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,780,143	$1,698,551
Accrued expenses	1,719,831	1,726,891
Due to former Stockholder's per Sept 19, 2006 purchase agreement
Customer deposits	94,954	15,000
Notes payable	1,503,742	1,766,098
Derivative liability	161,570	200,606
Total current liabilities	5,260,240	5,407,146
Long term liabilities:
Long term debt	188,466	666,515
Deferred tax liabilities	440,832	1,200,283
Total long term liabilities	629,298	1,866,798
Total liabilities	5,889,528	7,275,944

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,567,685 issued	75,677	78,387
Series B 1,000,000 shares authorized 502,160 issued	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized,	178,104	168,425
17,810,281 and 16,842,428 issued, 17,507,294 and 16,539,441 outstanding respectively
Additional paid-in capital	38,925,743	38,418,897
Accumulated deficit	(35,851,892)	(34,499,822)
	3,342,832	4,181,087
Common stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice IncorporatedShareholders' equity	2,784,736	3,622,991
Equity Attributable to noncontrolling interest	157,295	193,280
Total liabilities and shareholders' equity	$8,831,569	$11,090,215
See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
DECEMBER 31,
	2009	2008

Revenue - Technology Services	$14,483,165	$15,149,944
Revenue - Technology Products	1,112,268	1,118,537
Total Revenue	15,595,433	16,268,481

Cost of Revenue - Technology Services	9,891,395	10,817,725
Cost of Revenue - Technology Products	464,465	427,759
Total cost of revenue	10,355,860	11,245,484

Gross Profit	5,239,573	5,022,997

Operating expenses:
Selling, general and administrative	5,189,848	4,667,374
Research and development	541,783	518,342
Impairment loss (see Note 7)	235,301	5,486,341
Amortization expense	1,196,992	1,488,228
Total operating expenses	7,163,924	12,160,285

Loss from operations	(1,924,351)	(7,137,288)

Other income (expense):
Derivative income	39,036	3,147,958
Extinguishment income ( loss)	-	2,695,025
Other income	-	977,844
Interest expense	(237,088)	(230,839)
Finance expense		-
Total other income	(198,052)	6,589,988

Noncontrolling interest	35,985	21,319

(Loss) before taxes	(2,086,418)	(525,981)

Income taxes (benefit) (Note 13)	(759,451)	(1,460,218)

Net income (loss)	$(1,326,967)	$934,237

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	$(1,326,967)	$934,237
Preferred stock dividends	(25,108)	(25,108)
Income (loss) applicable to common stockholders	$(1,352,075)	$909,129

Income (loss) per common share
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$(0.04)

Weighted average shares:
Basic	16,634,610	16,779,762
Diluted	16,634,610	55,453,783

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flow from operating activities:
Net Income (loss)	$(1,326,967)	$934,237

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative income	(39,036)	(3,147,958)
Amortization of intangible assets	1,196,992	1,488,228
Impairment	235,301	5,486,341
Deferred income taxes	(759,451)	(1,460,218)
Amortization of debt discount (effective method)	-	-
Amortization of deferred financing	-	-
Settlement of contingent liability-former RTI shareholders	-	(970,150)
Stock issued for services	-	-
Financing expenses paid in stock	-	-
Extinguishment (gain) loss	-	(2,695,025)
Noncontrolling interest	(35,985)	(21,319)
Interest derivative	-	-
Share-based compensation	513,816	308,096
Depreciation	40,797	22,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	397	279,054
Inventories	1,302	35,142
Other current assets	(13,631)	182,713
Other assets	200	64,164
Increase (decrease) in:
Accounts payable and accrued liabilities	(12,223)	(528,888)
Customer advances	79,954	-
Total adjustments	1,208,433	(957,820)
Net cash provided by (used for) operating activities	(118,534)	(23,583)
Cash Used in investing activities:
Purchase of equipment	(284,460)	(15,560)
Net cash used for investing activities	(284,460)	(15,560)
Cash flows from financing activities:
Financing fees in connection with Barron financing and Revolving Line of Credit	-	-
Revolving credit facility (payments) borrowings, net	(619,651)	717,928
Net (Payments) borrowings on captial equipment lease	94,297	-
Loans paid Stockholders' & Officers	(222,166)	(85,570)
Net cash provided by (used in) financing activities	(747,520)	632,358
Net increase (decrease) in cash and cash equivalents	(1,150,514)	593,215
Cash and cash equivalents - beginning of period	1,363,130	769,915
Cash and cash equivalents - end of period	$212,616	$1,363,130

Supplemental cash flow information
Interest paid in cash	$223,258	$177,987
Supplemental disclosures of Non-Cash Investing & Financing Activities
Preferred stock Series C		5,200
Additional paid in capital	6,909	1,255,900
Derivative liability		(1,261,100)

Conversion of 271,001 preferred share into 967,853 of common	2,710
Conversion of 271,001 preferred share into 967,853 of common	(9,679)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHARHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2009

									Total Equity Attributable to	Total Equity Attributable to
	Preferred Stock		Common Stock		Additional Paid In	Retained Earnings	Treasury Stock		Shareowners of	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	Lattice Incorporated	Interest
Stockholders' equity, December 31, 2007	8,838,686	$88,387	16,842,428	$168,425	$36,854,901	$(35,408,951)	12,580	$(397,833)	$1,304,929	214,599

Net Income						934,237			934,237
Loss attributable to noncontrolling interest										(21,319)

Settlement with former RTI - return of Preferred Series B SHS							497840	(99,568)	(99,568)

Settlement with former RTI - return of Common SHS							290,407	(60,695)	(60,695)

Share-based compensation					308,096				308,096

Barron Exchange	520,000	5,200			1,255,900	-			1,261,100

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders' equity, December 31, 2008	9,358,686	93,587	16,842,428	168,425	38,418,897	(34,499,822)	800,827	(558,096)	3,622,991	193,280

Net Loss						(1,326,967)			(1,326,967)
Net loss attributable o noncontrolling interest										(35,985)
Share-based compensation					513,816				513,816

Conversions of Series "A" Preferred Stock	(271,001)	(2,710)	967,853	9,679	(6,969)	-			(0)

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders' equity, December 31, 2009	9,087,685	$90,877	17,810,281	$178,104	$38,925,744	$(35,851,897)	800,827	$(558,096)	$2,784,732	$157,295

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a)      Organization

Lattice Incorporated (the "Company") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”) (Now Lattice Government Services Inc. “LGS”). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the LGS acquisitions, approximately 90% of the Company’s revenues are derived from solution services.  In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b)      Basis of Presentation

At December 31, 2009 the Company has a working capital deficiency of $1,324,524 including non-cash derivative liabilities of $161,570.  During 2009 the Company had a loss from operations of $1,924,351 of which $235,301 was in impairment charge on intangibles, the balance of the loss was $1,689,050. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and to raise additional working capital through debt and equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

c)      Principles of Consolidation

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders' interests are shown as non-controlling interest.

d)      Use of Estimates

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

e)     Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

f)      Fair Value Disclosures

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

i)      Income Taxes

The Company is subject to U.S. Federal and various state income taxes.  The statue of limitations for assessment by the Internal Revenue Service “IRS” and state tax authorities is open for tax years ended December 31, 2006, 2007 and 2008, although carry-forward attributes that were generated prior to tax year 2006, including net operating loss carry-forwards and tax credits, may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in future period.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are state at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  At December 31, 2009, deferred tax liabilities were $        .

ASC 740, Accounting for Income taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion more likely than not will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdictions, the carry-forward periods available to us for tax reporting purposes and other relevant factors.

Effective January 1, 2007, we adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes. ASC 740 Clarifies the accounting for uncertainty in income taxes recognized the Company’s financial statements.  The Standard prescribes a recognition and measurement method for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The standard also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of our tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740 on January 1, 2007. Further, there has been no change during the years ended December 31, 2009 and 2008.  Accordingly, we have not accrued any interest and penalties through December 31, 2009.

j)      Revenue Recognition

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

In our Government Services segment, our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. Under our fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the service is provided and the amount earned is not contingent upon any further event.

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

Under cost reimbursable contracts, the Company is reimbursed for allowable costs, and paid a fee, which may be fixed or performance-based. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. The Company considers fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. For cost reimbursable contracts that include performance based fee incentives, the Company recognizes the relevant portion of the expected fee to be awarded by the customer at the time such fee can be reasonably estimated, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

The allow ability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

k)    Share-based payments

The Company adopted the provisions of ASC Topic 718, Share-Based Payment (“ASC 718”), beginning January 1, 2006, using the modified prospective transition method.  ASC 718 requires the Company to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize cost over the requisite service period.  Under the modified prospective transition method, financial statements for periods prior to the date of adoption are not adjusted for the change in accounting.  However, compensation expense is recognized for (a) all share-based payments granted after the effective date under ASC 718, and (b) all awards granted under ASC 718 to employees prior to the effective date that remain unvested on the effective date.  The Company recognizes compensation expense on fixed awards with pro rata vesting on a straight-line basis over the service period.

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2009 and 2008, there was approximately $699,708 and $1,150,337 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $699,708 will be amortized over the weighted average remaining service period.

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

m)    Fair Value of Financial Instruments

In accordance with FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

As of December 31, 2009 and December 31, 2008, the derivative liabilities amounted to$161,570 and $200,606.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 1 inputs.

n)      Derivative Financial Instruments and Registration Payment Arrangements

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 10 for additional information.

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

o)     Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in one segment during the years ended December 31, 2009 and 2008.

p)     Basic and diluted income (loss) per common share:

The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 83 million shares and 55 million shares at December 31, 2009 and 2008, respectively.

q) Recent accounting pronouncements

ASU No. 2009-05, Measuring Liabilities at Fair Value codified in “Fair Value Measurements and Disclosures (Topic 820) —Measuring Liabilities at Fair Value” -   In August 2009, this ASU provides amendments for fair value measurements of liabilities. It provides clarification that in   circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is   required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a   liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a   restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods)   beginning after issuance or fourth quarter 2009. ASU 2009-05 did not have a material effect on our financial condition,   results of operations, and disclosures.

ASU 2009-01 (formerly SFAS No. 168), Topic 105 — Generally Accepted Accounting Principles - FASB Accounting Standards   Codification and the Hierarchy of Generally Accepted Accounting Principles - ASU 2009-01 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S.   generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and   interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC   registrants. ASU 2009-01 was effective for financial statements issued for interim and annual periods ending after September 15,   2009. The Company has made the appropriate changes to GAAP references in our financial statements.

FASB ASC 810-10 (formerly SFAS No. 167), Amendments to FASB Interpretation No. 46(R) - In June 2009, the FASB issued SFAS   167 which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance   affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities (QSPEs) that are currently   excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first annual reporting period that begins after   November 15, 2009.  ASC 810-10 did not have a material effect on our financial condition, results of operations, and disclosures.

FASB issued ASC Topic 810, Noncontrolling Interest in Consolidated Financial Statements (“ASC 810). ASC 810 issued new accounting and disclosure guidance related to noncontrolling interest in subsidiaries (previously referred to as “minority interests”), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent’s equity, rather than as a liability.  The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.  The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

Accounting Standards Codification (ASC) 855 (formerly Statement No. 165), Subsequent Events - In May 2009, the FASB issued ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 was effective for interim or annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 and this change is reflected in Note 18.

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

	Year Ended
	December 31,
	2009	2008

Revenues:
Goverment Services	$14,483,165	$15,149,944
Corporate and other	1,112,268	1,118,537

Total Consolidated Revenues	$15,595,433	$16,268,481

Gross Profit:
Government Services	$4,591,770	$4,332,219
Corporate and other	647,803	690,778
Total Consolidated	$5,239,573	$5,022,997

Total Assets:
Goverment Services	$8,270,589	$10,127,333
Corporate and Other	560,980	962,882
Total Consolidated Assets	$8,831,569	$11,090,215

Note 4 -Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2009 and 2008.

Note 5 -Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2009	December 31, 2008

Computers, fixtures and equipment	$1,958,612	$1,674,152
Less : accumulated depreciation	(1,693,859)	(1,653,062)

Total	$264,753	$21,090

Depreciation expense for December 31, 2009 and 2008 was $40,797 and $22,000, respectively.

Note 6 - Notes payable

Notes payable consists of the following as:

	December 31,	December 31,
	2009	2008

Bank line-of-credit (a)	$838,231	$1,458,183
Note Payble – former RTI owners (b)	562,500	750,000
Notes payable to Stockholders/director (c )	197,180	224,430
Capital lease payable (d)	94,297	-
Total notes payable	1,692,208	2,432,613
Less current maturities	(1,503,742)	(1,766,098)
Long-term debt	$188,466	$666,515

(a) Bank Line-of-Credit

On March 7, 2008, Lattice Incorporated (the “Company”) entered into a Loan and Security Agreement (the “Loan Agreement”) with the Private Bank of Peninsula (“Private Bank”) pursuant to which Private Bank agreed to extend a line of credit of up to $4.0 million to the Company. Pursuant to the Loan Agreement, the Company can request advances on the line-of-credit, which in the aggregate cannot exceed 85% of the Company’s eligible accounts receivable. The line-of-credit bears interest at 3% above the Prime Rate (11.25% at December 31, 2008 since the Company defaulted September 30, 2008). The outstanding balance at December 31, 2008 was $1,458,182. Pursuant to the Loan Agreement, the Company is required to maintain certain financial covenants including a minimum current ration of 0.75:1.00 and a minimum EBITDA of $200,000. As of December 31, 2008, the Company was not in compliance with the minimum EBITDA requirement which constitutes a default on the line of credit. As a result of the default and in accordance with the Loan Agreement, the interest rate on the line of credit was  increased by 5%. In addition, Private Bank is entitled to declare all amounts due under the Loan Agreement to be immediately due and payable, which as of December 31, 2008 amount to $1,458,182. Private Bank has ceased advancing money or extending credit to the Company.  Private Bank also has a right of set-off for any and all balances and deposits of the Company held by Private Bank. Further, Private Bank has the right to foreclose on the collateral, which includes all personal property of the Company. The line of credit with Private bank matured February 29, 2009.

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

The outstanding balance owed on the line at December 31, 2009 was $838,231.

(b) Note Payable-Former RTI Owners

In accordance with the Settlement Agreement with Michael Ricciard as owner representative of the former RTI shareholders (as described in Note 2), the Company issued a 24 month promissory note to the former RTI shareholders payable at 10% interest only in the initial 12 months starting October 2008 and paying principal of $62,500 plus interest per month starting with the 13th month.  The balance at December 31, 2009 and 2008 was $562,500 and $750,000 respectively.

(c) Notes Payable Stockholders/Officers

The Company had a short-term loan payable to a former officer and stockholder of the Company totaling $8,000 at December 31, 2008. The note was paid in full at December 31, 2009.

The Company has a term note payable with a director of the Company totaling $197,180 and $216,430 at December 31, 2009 and 2008, respectively . The note bears interest at 21.5% per annum and is payable monthly at $ 9,368 with any residual balance maturing March 2011.  In February 2010 the Company renegotiated the terms of the note as follows:

Monthly principal payments:

$6,000 from February 1, 2010 to July 1, 2010
$9,869 from August 1, 2010 to December 1, 2010
$10,368 from January 1, 2011 to July 1, 2011
Balance due of $85,011 August 1, 2011

Note 8 -Exchange of  Warrants for Shares of Series C Preferred Stock

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

In accordance with the Share Exchange Agreement, on June 30, 2008, we designated 575,000 shares of our preferred stock as Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred has a par value of $0.01 and each share of preferred stock is convertible into 10 shares of common stock at any time, at the option of the holder. The conversion prices are subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices. Holders of the Company’s Series C Preferred are not entitled to dividends and the Holder has no redemption privileges. In considering the application of good accounting practices, we identified those specific terms and features embedded in the contract that possess the characteristics of derivative financial instruments. Those features included the conversion option and buy-in and non-delivery puts. In evaluating the respective classification of these embedded derivatives, we are required to determine whether the host contract (the Series C Preferred) is more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the good accounting practices we Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series C Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) embedded features did not require derivative liability classification and (ii) certain Non-delivery and Buy-in puts which require the Company to make-whole the investor for market fluctuation losses in the event of non-delivery of conversion shares meet the requisite criteria of a derivative financial instrument and should be bifurcated. Since share delivery is in the Company’s option and they have enough authorized shares to settle their share-settleable debt, it was determined that the value of these puts was deminimus.

Note 9 - Goodwill and other intangible assets:

The table below presents amortizable intangible assets as of December 31, 2009 and 2008:

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted average remaining amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(1,998,343)	(1,001,645)	$382,529	1 years
Know how and processes	2,924,790	(1,810,676)	(687,265)	426,849	2 years
Customer backlog	1,388,355	(1,260,247)	—	128,108	.5 years
Customer lists	279,717	(237,262)	(2,486)	39,969	1 years
Employment contract	165,000	(165,000)	—	—	—
	$8,140,379	$(5,471,528)	(1,691,396)	$977,455

December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted Average amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(1,522,129)	$(1,001,645)	$858,743	2 years
Know how and processes	2,924,790	(1,316,162)	(451,964)	1,156,664	3 years
Customer backlog	1,388,355	(1,089,430)	—	298,925	1.5 years
Customer lists	279,717	(181,815)	(2,486)	95,416	2 years
Employment contract	165,000	(165,000)	—	—	—
	$8,140,379	$(4,274,536)	$(1,456,095)	$2,409,748

Total intangibles amortization expense was $1,196,992 and $1,488,228 for the year ended December 31, 2009 and 2008, respectively.

Estimated annual intangibles amortization expense as of December 31, 2009 is as follows:

2010	$631,429
2011	346,026

Total	$977,455

In addition for other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts. Based on a discounted cash flow analysis, certain intangibles were determined to be impaired as the carrying value was greater than the expected cash flows from the assets. This analysis resulted in an impairment charge of $235,301 and $1,456,085 during the year ended December 31, 2009 and 2008, respectively.

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

•
Know-how and processes: The Company acquired certain frameworks, monitoring systems and know-how related to software and hardware design development, implementation and analysis. The Company’s know-how and processes were valued using the multi-period excess-earnings method, a form of the Income approach and the fair value represents the present value of the profit derived from the know-how and processes.  The fair value was less than the carrying value so an impairment charge of $235,301 and $451,964 was recognized for the period ended December 31, 2009 and 2008, respectively.

Good accounting practices requires that a goodwill impairment assessment be performed at the "reporting unit" level.   For purposes of this assessment a reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.  As of December 31, 2009 and 2008, all goodwill was allocated to the Government Services Sector which was considered one reporting unit. The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculated fair values of the reporting unit using an income approach. Under the income approach, the Company determines fair value based upon estimated future cash flows of the reporting unit which are then discounted to its present value using discount factors which consider the timing and risk of cash flows.  For the discount rate, we used a buildup approach which includes an assessment of the risk free interest rate, the rate of return expected from publically traded stocks, the Company’s size and industry and other Company specific risks.  Other significant assumptions used in the income approach include the terminal value growth rates, future capital expenditures and changes in future working capital requirements.  If the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment less is recognized in an amount equal to the excess.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions including, but not limited to, revenue growth rates, future market conditions and strategic plans. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

During the year ended December 31, 2008, as a result of a decline in customer contacts an impairment loss of $4,030,246 was measured by the excess of the carrying amount of goodwill over its implied fair value. As of December 31, 2009, we determined that the estimated fair value of the reporting unit exceeded its carrying value by approximately 9.5%; accordingly no further impairment charge was necessary.

A summary of the changes in the carrying amount of goodwill for the two years in the period ended December 31, 2009, is shown below:

Balance as of January 1, 2008	$7,629,632
Goodwill impairment charges	(4,030,246)
Balance as of December 31, 2008	3,599,386
Goodwill impairment charges	—
Balance as of December 31, 2009	$3,599,386

Note 10 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 4,313,465  shares of the Company’s common stock as of December 31, 2009 and December 31, 2008 and are carried at fair value. The following tabular presentations set forth information about the derivative instruments as December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008

Derivative liabilities:
Warrant derivative	$ (161,570)	$(200,606)

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus and Barron financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2009 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 122.18% - 127.84% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 1.00% - 1.55%.

Note 11 – Earnings Per Share

	Year Ended
	2009	2008
Numerator:
Net income available for common stockholders	$(1,352,075)	$909,129
Adjusted income on derivative warrants	-	(3,147,958)
Adjusted for dividends to convertible preferred stock	25,108	25,108

Net income available for common stockholders adjusted	$(1,326,967)	$(2,213,721)

Denominator:
Weighed average shares used to compute basic EPS	16,634,610	16,779,762
Dilutive derivative warrants	-	4,563,453
Shares indexed to convertible preferred stock	-	34,110,568

Weighted aerage shares used to compute diluted EPS	16,634,610	55,453,783

	$(0.08)	$(0.04)

The above table includes only dilutive instruments and their effects on earnings per common share.

Note 12- Dividends

The Company recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the period ended December 31, 2009 and 2008. Dividends cannot be paid as long as the Company has an outstanding balance of its revolving line of credit.

Note 13- Income Taxes

The tax provision (benefit) for the years ended December 31, 2009 and 2008 consists of the following:

	December 31,
	2009	2008

Current	-	-
Deferred	(759,451)	(1,460,218)

The components of the deferred tax assets (liability) as of:

Net operating loss carry forward	6,555,880	$6,555,805
Stock base compensation	174,704	-
Executive compensation	68,000	-

Total Deferred tax Asset	6,798,509	6,555,805
Valuation allowance for Deferred tax asset	6,798,509	6,555,805
Deferred tax asset	-	-

Deferred tax liability:
Intangible Assets	441,014	1,086,979
Sec 481c	-	113,486

Net deferred tax long term	441,014	1,200,465
Net deferred tax	$441,014	$1,200,465

As of December 31, 2009 and 2008, the Company generated a net operating loss carry forwards of approximately $14,000,000 available expiring 2010-2029.

The provision for income taxes reported for the year ended December 31, 2009.

	December 31,
	2009	2008

Provision (benefit) for taxes using statutory rate	$(709,382)	$(178,834)
state taxes, net of federal tax benefit	(125,185)	(31,559)
Permanent differences:
None deductable expense	75,116	(1,249,825)

Provision (Benefit) for income taxes	$(759,451)	$(1,460,218)

The Company operates in multiple state tax jurisdictions.  Tax positions are evaluated and liabilities are established for uncertain tax positions that may be challenged by local authorities and may not be supportable under examination.  Tax positions and liabilities are established in accordance with applicable accounting guidance on uncertainty in income taxes in light of changing facts and circumstances.  Based on current available information, the Company believes that a reasonable estimate cannot be made if challenged and not sustained.  Accordingly no provision has been made for the period ended December 31, 2009.

Note 14- Commitments

a)     Employment agreements

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

b)     Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2010. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

c)     Capital Lease Payable

On June 16, 2009 the Company entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of September 30, 2009, the outstanding balance was $102,884.

Future minimum lease payments required under leases
	Capital	Operating
	Leases	Leases
2010	$61,764	$304,019
2011	61,764	$17,538
2012		13,614
Total minimum lease payments	$123,528	$335,171
Less amounts representing interest	(29,232)
Present value of net minimum lease payments	94,296
Less current obligations	(40,800)
Long-Term obligations	135,096

Total rent expense for was $384,931 and $372,997 for the year ended December 31, 2009 and 2008 respectively.
Property under capital leases are included in equipment  $110,907 less accumulated depreciation of $11,091.

d)     Legal

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is our management's opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at December 31, 2009 and 2008.

Note 15-Share-Based Payments

 a)     2002 Employee Stock Option Plan

On November 6, 2002 the stockholders approved the adoption of The Company's 2002 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the “Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. The maximum number of options made available for issuance under the Plan are two million (2,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

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

The board approved the issuance of options to purchase an aggregate of 400,000 and 6,309,000 shares of the Company’s common stock to various officers and directors of the company during December 31, 2009 and 2008, respectively.

The Company recorded stock base compensation expense of $513,816 and $308,096 for the year ended December 31, 2009 and 2008, respectively under both plans.

c)      Modification of Employee Options

In  July 2009, the Board of Directors of the Company approved the re-pricing of outstanding employee options to current market. Under the modification, outstanding options  were re-priced at current market ( $0.08 per share ) and extend the vesting period an additional year.  The Company currently has 7,548,500 employee options outstanding  under its 2002 and 2008 stock options plans ranging in strike price from $0.33 to $1.80. The Company will record additional stock base compensation expense of  $25,365 over the remaining vesting period.

The weighted-average fair value per share of the options granted during 2009 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	December 31,
	2009	2008
Risk-Free interest rate	2.91%	2.91%
Expected dividend yield	-	-
Expected stock price volatility	106.49%	106.49%
Weighted average contractual life	8 years	10 years

Weighted average fair value of options granted	$.08	$.30

	Number	Number	Weighted
	of Options	of Options	Average
	Available	Outstanding	Exercise Price

Balance January 1, 2008	467,000	1,372,000	$1.00

2008 Plan	10,000,000
Options granted under Plan in 2008	(6,309,000)	6,309,000	0.33

Balance December 31, 2008	4,158,000	7,681,000	$0.45

Options granted under plan in 2009	(400,000)	400,000	0.08
Options cancelled		(532,500)
Balance December 31, 2009	3,758,000	7,548,500	$0.08

d)     Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees' sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company's Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There are no shares issued under the plan in 2009 or 2008.

Note 16- Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company matches 5% of employee contributions. Pension expense for the years ended December 31, 2009 and 2008 was $118,815 and $92,192, respectively.

Note 17-Major Customers and Concentrations

With the LGS acquisition in September 2006 and the SMEI acquisition closed in February 2005, our primary "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 93% of our total revenues for December 31,  2009 and 2008 respectively.

The Company has two contract under SPAWAR that accounts for   80%  and  69 %  of its sales in 2009 and 2008 respectively.  Account receivable for these contracts totaled $1,904,262 and $1,822,012   at December 31, 2009 and December 31, 2008 respectively.

Note 18-Subsequent events

For the year ended December 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosure from January 1, 2010 date of filing the financial statements with the SEC.

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products.  In conjunction with the agreements Lattice agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010.

From January 2010 through the date of the filing Barrons Converted 1,437,015 Series A Preferred  into 22,639,450 of common stock.

In  2010 the LGS (formally “RTI”)  note holders sold their interest to a third party, at which time the Company renegotiated the terms of the note  to pay interest only pay interest only for 18 months with a balloon payment August 19, 2012.  The holder has a call option on the principal balance of $531,000 after twelve months from the effective date upon written notification 45 days in advance.

In February 2010, the Company received cash proceeds of $250,000 from Barron Partners LP in exchange for the issuance of 1,400,011 shares of Series A Preferred Stock and the return and cancellation of 1,955,000 “A” warrants.  The series A preferred is convertible into 3.5714 shares of common.