Form 10-Q
period 2010-03-31
Lattice INC
filed 2010-05-24
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 21, 2010, there were 22,917,379 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
MARCH 31,

	2010	2009
Revenue	$3,741,058	$3,807,883
Cost of Revenue	2,552,846	2,555,164
Gross Profit	1,188,212	1,252,719
Operating expenses:
Selling, general and administrative	1,181,322	1,117,470
Research and development	155,531	152,494
Amortization expense and depreciation expense	140,596	300,086
Total operating expenses	1,477,449	1,570,050
Loss from operations	(289,237)	(317,331)
Other income (expense):
Derivative expense	(95,947)	(172,443)
Extinguishment ( loss)	(130,055)	-
Other income	-	(4,840)
Interest expense	(81,771)	(77,217)
Total other income (expenses)	(307,773)	(254,500)
Minority Interest	3,147	5,395
Income before taxes	(593,863)	(566,436)
Income taxes (benefit)	(61,440)	(163,355)
Net loss	(532,423)	(403,081)
Reconciliation of net loss to
Loss applicable to common shareholders:
Net loss	(532,423)	(403,081)
Preferred stock dividends	(6,777)	(6,777)
Loss applicable to common stockholders	(539,200)	(409,858)
Loss per common share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average shares:
Basic	22,639,450	16,700,554
Diluted	22,639,450	16,700,554

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	unaudited	audited
ASSETS:
Current assets:
Cash and cash equivalents	$580,631	$212,616
Accounts receivable	3,882,375	3,560,293
Inventories	29,402	29,402
Other current assets	105,880	133,405
Total current assets	4,598,288	3,935,716
Property and equipmen, net	276,714	264,753
Goodwill	3,599,386	3,599,386
Other intangibles, net	2,105,319	977,455
Other assetes	78,262	54,259
Total assets	$10,657,969	$8,831,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,140,530	$1,780,143
Accrued expenses	1,615,539	1,719,831
Licensing agreement payable	1,100,000	-
Customer deposits	240,888	94,954
Notes payable	1,396,579	1,503,742
Derivative liability	169,732	161,570
Total current liabilities	6,663,268	5,260,240
Long term liabilities:
Long term debt	616,011	188,466
Deferred tax liabilities	379,392	440,832
Total long term liabilities	995,403	629,298
Total liabilities	7,658,671	5,889,538
Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,567,685 issued respectively	75,307	75,677
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized,	229,425	178,104
22,942,437 and 17,810,281 issued, 22,639,450 and 17,507,294 outstanding respectively
Additional paid-in capital	39,473,907	38,925,743
Accumulated deficit	(36,390,593)	(35,851,892)
	3,403,246	3,342,832
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	2,845,150	2,784,736
Equity Attributable to noncontrolling interest	154,148	157,295
Total liabilities and shareholders' equity	$10,657,969	$8,831,569

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(532,423)	$(403,081)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative income	95,947	172,443
Amortization of intangible assets	172,136	299,248
Deferred income taxes	(61,440)	(163,355)
Extinguishment loss	130,055	-
Minority interest	(3,147)	(5,395)
Share-based compensation	131,275	125,631
Depreciation	14,745	837
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(322,082)	(359,568)
Other current assets	27,525	(61,862)
Other assets	6,997	32
Increase (decrease) in:
Accounts payable and accrued liabilities	1,410,829	205,554
Customer advances	84,923	-
Total adjustments	1,687,763	213,565
Net cash provided by (used for) operating activities	1,155,340	(189,516)
Cash Used in investing activities:
Purchase of intangibles	(1,300,000)
Purchase of equipment	(26,706)	-
Net cash used for investing activities	(1,326,706)	-
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	373,579	(775,950)
Payments on captial equipment lease	(9,189)	-
Proceeds from issuance of Series A preferred stock	250,000	-
Loans paid director	(12,509)	(21,000)
Payments on short term notes payable	(62,500)
Net cash provided by (used in) financing activities	539,381	(796,950)
Net increase (decrease) in cash and cash equivalents	368,015	(986,466)
Cash and cash equivalents - beginning of period	212,616	1,363,130
Cash and cash equivalents - end of period	$580,631	$376,664
Supplemental cash flow information
Interest paid in cash	$81,771	$57,289
Taxes paid	$2,850	$4,805
Supplemental disclosures of Non-Cash Investing & Financing Activities
Proceeds from Factoring agreement paid directly to Private Bank Facility		682,232
Preferred stock dividends		6,277
Conversion of preferred shares into common	(14,370)	(280)
Conversion of preferred shares into common	51,322	1,000
Additonal paid in capital	(36,951)	(720)
Exchange of warrants for preferred series A
Derivative liabilities	87,785
Additional paid in Capital	453,840

See accompanying notes to the consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2010 (Unaudited)

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

b) Basis of Presentation going concern

At March 31, 2010 the Company has a working capital deficiency of $2,064,980 including non-cash derivative liabilities of approximately $169,732.  For the three months ended March 31, 2010, the Company had a loss from operations of  $289,237 of which $318,156 was from non-cash items. The non-cash items consisted of   $186,881 in amortization of intangibles and depreciation and $131,275 from non-cash share based compensation.  Additionally,  we have a payment of $1,000,000 coming due June 30, 2010 related to the purchase of a technology licensing agreement entered in January 2010. We are dependent on raising alternative financing to satisfy this payment and in the event we are not successful, it may have a material adverse effect on  our business. These conditions taken in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows, continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and March 31, 2010 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2009 appearing in Form 10K filed on April 15, 2010.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Condification 718-10, Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718  requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2010, there was approximately $568,433 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $568,433 will be charged to operations over the weighted average remaining service period. For the three months ended March 31, 2010 share-based compensation was $131,275compared to$125,631 in the year ago period.

g) Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended March 31, 2010. The reclassification had no effect on previously reported Net income.

Certain prior period amounts have been reclassified to conform to the current presentation. Such reclassifications were limited to the statement of Operations presentation and did not impact the Net Income (loss). Specially, the Company reclassified revenues from “Revenue – Technology Services and Revenue – Technology Products to “Revenue”, with prior periods updated to conform to this presentation.

h) Revenue Recognition

Revenues related to collect and prepaid calling services generated by the communication services  segment are recognized during the period in which the calls are made. In addition, during the same period, the Company records the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for uncollectible calls, based on historical experience.
Additional revenue recognition policies are stated in our 10K filed April 15, 2010.

i) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the period ended March 31, 2010 prior to 2010 the company operated in one segment due.

j) Recent accounting pronouncements

The FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

Note 2- Segment reporting

Management views its business as two reportable segments: Government Services and Communication Services. The Company evaluates performance based on profit or loss before intercompany charges.

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Government Services	$2,911,836	$3,506,525
Communications Services	829,222	301,358
Total Consolidated Revenues	$3,741,058	$3,807,883

Gross Profit:
Government Services	$967,177	$1,066,768
Communications Services	221,035	185,951
Total Consolidated	$1,188,212	$1,252,719

	March 31,	December 31,
	2010	2009
Total Assets:
Government Services	$8,509,794	$8,270,589
Communication Services	2,148,175	560,980
Total Consolidated Assets	$10,657,969	$8,831,569

Note 3 - Notes payable

Notes payable consists of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Bank line-of-credit (a)	$1,211,811	$838,231
Note Payble – (b)	531,000	562,500
Notes payable to Stockholders/director (c )	184,671	197,180
Capital lease payable (d)	85,108	94,297
Total notes payable	2,012,590	1,692,208
Less current maturities	(1,396,579)	(1,503,742)
Long-term debt	$616,011	$188,466

(a) Bank line-of-credit:

On July 17, 2009, the Company and its wholly-owned subsidiary, Lattice Government Services (formally “RTI”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

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

The outstanding balance owed on the line at March 31, 2010 and December 31, 2009 was $1,211,811 and $838,231 respectively.

(b) Note payable

In  February 2010 LGS (formally “RTI”)  note holders sold their interest to a third party, at which time the Company renegotiated the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment August 19, 2012. For $31,000 of financing fees.  The holder has a call option on the principal balance of $531,000 after twelve months from the effective date upon written notification 45 days in advance. The balance at March 31, 2010 is $531,000.

(c) Notes payable Director:

The Company has a term note payable with a director of the Company totaling $184,671 and $197,180 at March 31, 2010 and  December 31, 2009, respectively. The note bears interest at 21.5% per annum   In February 2010 the Company renegotiated the terms of the note as follows:

Monthly principal payments:

$6,000 from February 1, 2010 to July 1, 2010
$9,869 from August 1, 2010 to December 1, 2010
$10,368 from January 1, 2011 to July 1, 2011
Balance due of $85,011 August 1, 2011

(d) Capital Lease Payable:

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of March 31, 2010 and December 31, 2009, the outstanding balance was $85,108 and $94,297 respectively.

Note 4 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, the 2006 Omnibus Amendment and Waiver Agreement with Laurus, and the 2006 Barron Financing Arrangement. These derivative financial instruments are indexed to an aggregate of 2,358,333 and 4,313,465 shares of the Company’s common stock as of March 31, 2010 and December 31, 2009 and are carried at fair value.

 Note 5 - Major Customers and Concentrations

Our government service segment’s primary  "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 78% and 92%  of our total revenues for three months ended March 31, 2010 and March 31, 2009 respectively.  Accounts receivable for these contracts totaled at March 31, 2010 and December 31, 2009 was $3,729,943 and $3,335,667 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for 76% and 78% of its revenues in the three months ended March 31, 2010 and March 31, 2009  respectively. Accounts receivable for these contracts totaled at March 31, 2010 and December 31, 2009 were approximately $2,200,000 and $1,900,000 respectively.

Note 6 – Commitments and Contingencies

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

Note 7 -Exchange of Series A Preferred Stock for cancellation of Series A Warrants

On February 1, 2010, we received cash proceeds of $250,000 from Barron Partners L.P. in exchange for the issuance of 1,400,011 shares of Series A Convertible Preferred Stock (“Series A Preferred”) and the return and cancellation of 1,955,132 shares of Series A warrants which were originally issued in conjunction with the September 19, 2006 Barron financing.  The exchange was effective February 19, 2010.

The Series A warrants did not meet all the conditions of Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging for equity classification so they had been recorded as derivative liabilities since inception. The fair value of the Series A warrants on the transaction date was determined to be $87,785 using the Black-Scholes option pricing model. Significant assumptions used in the Black Scholes model as of the date of the exchange included a strike price of $0.283; a historical volatility factor of 181% based upon forward terms of instruments; a remaining term of 1.58 years; and a risk free rate of 0.95%.

The Series A Preferred was designated on August 28, 2006. The Series A Preferred has a par value of $0.01 and as of the date of the exchange, each share of preferred stock is convertible into 3.5714 shares of the Company’s common stock and would be automatically converted into common stock upon a change in control liquidation, at an amount equal to $.575 per share.  The conversion price is subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.  Holders of the Company’s Series A Preferred are not entitled to dividends and the Holder has no voting rights.

In considering the application of ASC 815, we identified those specific terms and features embedded in the contract that possess the characteristics of derivative financial instruments. Those features included the conversion option and buy-in and non-delivery puts. In evaluating the respective classification of these embedded derivatives, we were required to determine whether the host contract (the Series A Preferred) was more akin to a debt or equity instrument in regards to the risks. This determination is subjective. However, in complying with the guidance provided in ASC 815 we concluded, based upon the preponderance and weight of all terms, conditions and features of the host contracts, that the Series A Preferred was more akin to an equity instrument for purposes of considering the clear and close relation of the embedded feature to the host contract. Based upon this conclusion, we further concluded that (i) embedded features did not require derivative liability classification and (ii) certain Non-delivery and Buy-in puts which require the Company to make-whole the investor for market fluctuation losses in the event of non-delivery of conversion shares meet the requisite criteria of a derivative financial instrument and should be bifurcated. Since share delivery is in the Company’s option and they have enough authorized shares to settle their share-settleable debt, it was determined that the value of these puts was deminimus.
The fair value of the Series A Preferred on the date of the exchange was determined to be $467,840 by considering both (i) the fair value based upon the common stock equivalent value, plus the fair value of enhancements, such as the anti-dilution protection and (ii) the liquidation value. Since the fair value of the Series A Preferred was greater than the carrying value of the warrants and the cash paid, we are required to record a loss on extinguishment in accordance with ASC 470 Modifications and Extinguishments for the difference.  This exchange resulted in a loss on extinguishment of $130,055.

Note 8 - Purchase of intellectual property

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products.  In conjunction with the agreement the Company agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010.

Note 9 – Subsequent events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from April 1, 2010 through the filing with the SEC.  We did not have any material recognizable subsequent events during this period.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

We derive a substantial portion of our revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies.  Revenues in the quarter ended March 31, 2010 from government contracts accounted for $2,911,835 or 78% of our overall revenues. Of our total government services revenues, approximately 76% were from two Prime contract vehicles under SPAWAR (JPMIS).  Although we should continue to see government contracts accounting for the largest portion of our revenue we expect to start to see the percentage of overall revenues from our communications group increase based on anticipated growth in our communications services revenues.

Our total revenues for the quarter ended March 31, 2010 was $3,741,000 which was a decrease of $67,000 or 1.8% compared to the prior year quarter.  This consisted of a decrease of $594,000 or 17% in our Government services segment largely offset by an increase of $527,000 or 175% in our Communications segment.  The decrease in our Government segment consisted of, primarily lower margin subcontractor revenues attributable to certain task orders on certain programs under our Seaport contract ending in 2009. We anticipate that most of the task orders that have ended will be replaced with new orders under our Seaport contract as contract ceilings have not yet been fully absorbed. Additionally, based on our bid pipeline and teaming arrangements, we anticipate wins in new agencies and expansion on existing contracts.   Although this impacted revenues in the quarter ended March 31, 2010, based on our bid pipeline we anticipate a pickup in revenues  in the second quarter  and into the second half of 2010.  Our current legacy contracts that have extensions have all been renewed for 2010 and we expect 2010 revenues to be consistent with 2009 levels on these legacy contracts.  The majority of the bids we currently have and are awaiting on are awards with new agencies or new contracts that add to our current contract base.  In addition, we have entered into a number of teaming agreements with other government contractors enabling us to provide services on current contracts that they have been awarded.  We anticipate these awards to begin late in the second quarter of this year and into remaining 2010 fiscal year.  The addition of new contracts also decreases the concentration risk of revenues attributable to our SPAWAR contracts.

Historically, our revenue from the Communications Group has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the 2 nd half of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.2 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model approximately 500,000 of our total communications segment revenues of $829,000 was attributable to our new direct services product offering.  This resulted in an overall increase in out communication segment of 175% compared to the prior year quarter. There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our communication group revenue however based on our current operations we do not foresee any factors that would cause a disruption.

The new business model will continue to require the company to make upfront capital investments in equipment with each new contract win.  To date,  we have secured equipment financing to support our contract wins.  In addition, we have made an investment in licensing certain technology of $1,300,000 of which $1,000,000 is to be paid on June 30 th of this year.  We anticipate being able to finance this with  debt financing.   If we are unable to finance this payment it could have a material adverse affect on our communication group direct service strategy and potentially our overall business.  The change in strategy to a direct service based model in our communication group business should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending March 31,
	2010	2009
REVENUE	$3,741,058	$3,807,883
Net (loss)	$(532,423)	$(403,081)
Net (loss) per common share – Diluted	$(0.02)	$(0.02)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED MARCH 31, 2010	THREE MONTHS ENDED MARCH 31, 2009	THREE MONTHS ENDED MARCH 31, 2010	THREE MONTHS ENDED MARCH 31, 2009
Research & Development	155,531	152,494	4.0%	4.0%
Selling, General & Administrative	1,181,212	1,117,470	31.6%	29.3%

REVENUES:

Total revenues for the three months ended March 31, 2010 decreased by $66,825 or 1.8% to $3,741,058 compared to $3,807,883 for the three months ended March 31, 2009. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 78% of total revenues compared to 92% in the year ago quarter.

Our Government services revenues decreased by $594,690 or 17% to $2,911,835 from $3,506,525 in the year ago quarter. The decrease was mainly attributable to certain task orders ending in 2009 for certain programs under our Seaport contract vehicle. Most of the decrease was attributable to lower margin subcontractor revenues as opposed to revenues supported by in-house labor.

Our communications segment revenues increased by $527,864 or 175% to $829,222 from $301,358 in the prior year.  $557,650 of the  increase in revenues is attributable to the successful launch of our new direct services product tied to contract wins in the latter part of 2009.

GROSS MARGIN:

Gross margin for the three months ended March 31, 2010 was $1,188,212, a decrease of $64,507 or 5.1% compared to the $1,252,719 for three months ended March 31, 2009. Gross margin, as a percentage of revenues, decreased to 31.8% from 32.9% for the same period in 2009. The decrease in percentage was primarily due to a decrease in our communication service gross margin percent as a result of the introduction of direct service model revenues in the current quarter not present in the year ago quarter. Historically, the margin from wholesaling telecom equipment and services ran in the low 60% range.  The direct service gross margin percentage falls in the 20% to 30% range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended March 31, 2010, research and development expenses increased slightly to $155,531 as compared to $152,494 for the three months ended March 31, 2009.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended March 31, 2010, SG&A expenses increased to $1,181,322 from $1,117,470 in the comparable period prior year.  As a percentage of revenues, SG&A was 31.6% for the three months ended March 31, 2010 versus 29.3% in the comparable period a year ago. The increase in expense was mainly attributable to increase in selling costs mainly supporting our transition to a direct services model in our communications segment.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the three months ended March 31, 2010 was $172,136 compared to $299,248 for the three months ended March 31, 2009. The decrease is attributed to certain intangibles being fully amortized in 2009 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2009.

INTEREST EXPENSE:

Interest Expense increased slightly to $81,771 for the three months ended March 31, 2010 compared to $77,217 for the three months ended March 31, 2009.  Interest expense in 2010 was comprised primarily of interest charges on its revolving line-of-credit and short term notes.

DERIVATIVE (EXPENSE):

The following table is derived from Note 4 in the accompanying financial statements.

	Three Months ended March 31, 2010		Three Months ended March 31, 2009
Derivative (expense)		$(95,947)	$(172,443)
Conversion features and day-one derivative loss	$		$--
Warrant derivative		$(95,947)	$(172,443)

NET LOSS:

The Company’s net loss for the three months ended March 31, 2010 was $532,423 compared to a net loss of 403,081 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $580,631 at March 31, 2010 from $212,616 at December 31, 2009. Net cash provided by operating activities was $1,155,340 for the three months ended March 31, 2010 compared to net cash used in operating activities of $189,516 in the corresponding three months ended March 31, 2009.  The increase in the current quarter is mainly due to the payable of $1,100,000 related to the licensing payment due June 30, 2010.

Net cash used in investment activities was $1,326,706 for the three months ended March 31, 2010 compared to $0 in the corresponding period ended March 31, 2009. Purchase of property, plant and equipment totaled $26,706 related to our direct telecom services revenues for the three months ended March 31, 2010 compared to $0 in the three months ended March 31, 2009. Included in investments was $1,300,000 related to patent licensing agreement entered on January 4, 2010 licensing certain technology supporting our direct services product in our communication segment. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing. The capital requirement for our Government services business is mainly driven by the level of and hirings of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $539,381 for the three months ended March 31, 2010 compared to net cash used by financing activities of $796,950 in the corresponding three months ended March 31, 2009. The $539,381 consisted of: proceeds of $250,000 from the issuance of Series A Preferred Stock (See Note 7),  net borrowings on our line of credit of $373,579 and principal payments on our equipment lease and notes payable of $9,189 and $5,009 respectively.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at March 31, 2010 was $2,064,980 including non-cash derivative liabilities of $169,732. This condition  raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cashflows over current levels and continued availability under its line of credit financing. Included in the working capital deficiency, is a $1,100,000 payable related to the purchase of licensing technology supporting our direct telecom services revenues.  Management is in the process of obtaining alternative financing to fund $1,000,000  of this liability coming due by June 30, 2010. In the event, we are unable to secure this fundng, it may have a material adverse affect on our direct telecom services strategy and our business overall. Notwithstanding the licensing payment, in the event the Company does not grow its operating cashflows, it will need to raise alternative financing and/or restructure existing debt in a difficult credit environment to continue as a going concern.

Financing Activities:

On February 1, 2010, the Company received cash proceeds of $250,000 from Barron Partners LP in exchange for the issuance of 1,400,011 shares of Series A Preferred Stock and the return and cancellation of 1,955,000 “A” warrants. Each share of Series A Preferred is convertible to 3.5714 shares of common stock. The proceeds from the issuance were primarily used to fund the monthly payments pursuant to the settlement agreement and patent license agreement entered into January 4, 2010 (see below).

On January 4, 2010 the Company entered into a settlement and patent licensing agreement supporting its communication services products.  In conjunction with the agreements the Company agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010.  As of the date of this filing, the Company has paid a total of $200,000 and is current with regards the payment requirements of the agreement. Management acknowledges that the Company will not have the liquidity from operations to fund the $1,000,000 payment coming due June 30, 2010 and is currently looking to secure the  alternative financing needed. As of the date of this filing, management has not yet obtained the necessary financing to be able to make the June 30, 2010  payment. Should the Company fail to make any payments as they become due under the license agreement, the license agreement will terminate.

On February 19, 2010, we amended the terms on the $750,000 note ($562,500 remaining balance as of December 31, 2009) as follows: (i) the interest rate was increased to 15% from 10%, (ii) the maturity date of the note was extended to August 19, 2012 from October 15, 2010., (iii) the principal amortization of the note was changed from monthly payments of $62,500 to a lump sum payment of 531,000 due August 19, 2011.  A call option was added on the principle balance of $531,000 after twelve months from the effective date upon 45 days prior written notice.

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to support payments on indebtedness coming due over the next twelve months which includes the $1,000,000 payment coming due June 30, 2010 pursuant to telecom technology licensed. In this regard, we are highly dependent on increasing  our operating cashflows, to planned levels, maintaining continued availability on our line of credit facility and raising alternative financing in order for us to service our current indebtedness and to be able pay the $1,000,000 licensing payment coming due June 30 2010.   We have initiated cost reduction activities early 2010 which we estimate to have annualized cost savings of approximately $300,000 – $400,000. Additionally, we have secured new customer accounts related to our new telecom services product which adds approximately $1,700,000 in annualized revenues to our communication group business. Despite these measures though, there can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.  Management is currently in the process of obtaining the alternative financing needed to fund the June 30 payment. In the event we are not able to secure this financing or obtain a modification on the June 30 payment, we may have to curtail certain operations around our new direct telecom services product and may incur significant legal costs as a result of nonpayment which may have a material adverse effect on our overall business.  As of the date of this filing, we have not secured the alternative financing needed. Additionally, we are highly dependent on our ability to maintain contract funding under our SPAWAR contract vehicles which comprise 78% of our overall revenues.  Any interruption in task order funding on these vehicles will have a material adverse effect on operations and our ability to continue business as a going concern. As of the date of filing we are in good standing on these contracts and we anticipate follow-on funding to continue for the remaining multi-year contract term which expires on March 31, 2012.

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

Management has determined that, as of March 31, 2010, there were material weaknesses in our internal controls as of March 31, 2010.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of March 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
.
 Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2010 Quarter ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2010 Quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

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

LATTICE INCORPORATED

DATE: May 24, 2010	BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: May 24, 2010	BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)