Form 10-Q
period 2010-06-30
Lattice INC
filed 2010-08-20
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 19, 2010, there were 22,639,551 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Revenue	$3,373,737	$4,166,700	$7,114,794	$7,974,583

Cost of Revenue	1,981,885	2,884,506	4,549,436	5,441,009

Gross Profit	1,391,852	1,282,194	2,565,358	2,533,574

Operating expenses:
Selling, general and administrative	1,090,745	1,239,801	2,288,822	2,361,793
Research and development	144,799	143,182	300,330	295,677
Amortization expense and depreciation expense	172,136	299,248	281,272	598,496
Total operating expenses	1,407,680	1,682,231	2,870,424	3,255,966

Loss from operations	(15,828)	(400,037)	(305,066)	(722,392)

Other income (expense):
Derivative expense	(13,726)	108,373	(109,673)	(64,070)
Extinguishment ( loss)	-	-	(130,055)	-
Other income	-	-	-	-
Interest expense	(94,069)	(48,897)	(175,840)	(126,114)
Total other income	(107,795)	59,476	(415,568)	(190,184)

Minority Interest	3,147	5,052	6,294	10,447

Income before taxes	(120,476)	(335,509)	(714,340)	(902,129)

Income taxes (benefit)	(61,440)	(163,355)	(122,880)	(326,710)

Net loss	(59,036)	(172,154)	(591,460)	(575,419)

Reconciliation of net loss to
Loss applicable to common shareholders:
Net loss	(59,036)	(172,154)	(591,460)	(575,419)
Preferred stock dividends	(6,277)	(6,277)	(12,554)	(12,554)
Loss applicable to common stockholders	(65,313)	(178,431)	(604,014)	(587,973)

Loss per common share
Basic	$(0.00)	$(0.01)	$(0.03)	$(0.04)
Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares:
Basic	22,639,450	16,739,444	21,631,755	16,720,555
Diluted	22,639,450	16,739,444	21,631,755	16,720,555

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	unaudited	audited
ASSETS:
Current assets:
Cash and cash equivalents	$835,737	$212,616
Accounts receivable	3,090,778	3,560,293
Inventories	29,402	29,402
Other current assets	297,822	133,405
Total current assets	4,253,739	3,935,716

Property and equipmen, net	265,691	264,753
Goodwill	3,599,386	3,599,386
Other intangibles, net	1,933,184	977,455
Other assetes	47,262	54,259
Total assets	$10,099,262	$8,831,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,032,352	$1,780,143
Accrued expenses	1,426,323	1,719,831
Customer deposits	249,179	94,954
Notes payable - current	1,503,742	1,503,742
Derivative liability	183,458	161,570
Total current liabilities	5,395,054	5,260,240
Long term liabilities:
Notes Payable - long term	1,324,143	188,466
Deferred tax liabilities	317,952	440,832
Total long term liabilities	1,642,095	629,298
Total liabilities	7,037,149	5,889,538

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,567,685 issued respectively	75,307	75,677
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized,	229,425	178,104
22,942,437 and 17,810,281 issued, 22,639,450 and 17,507,294 outstanding respectively
Additional paid-in capital	39,605,182	38,925,743
Accumulated deficit	(36,455,906)	(35,851,892)
	3,469,208	3,342,832
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	2,911,112	2,784,736
Equity Attributable to noncontrolling interest	151,001	157,295
Total liabilities and shareholders' equity	$10,099,262	$8,831,569

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month's ended June 30,
	2010	2009

Cash flow from operating activities:
Net loss	$(591,459)	$(575,419)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative income	109,673	64,070
Amortization of intangible assets	344,272	598,496
Deferred income taxes	(122,880)	(326,710)
Extinguishment loss	130,055	-
Minority interest	(6,294)	(10,447)
Share-based compensation	262,550	251,266
Depreciation	29,489	-
Changes in operating assets and liabilities:	-
(Increase) decrease in:
Accounts receivable	469,515	(1,184,897)
Other current assets	16,582	(155,601)
Other assets	6,997	(1,275)
Increase (decrease) in:		-
Accounts payable and accrued liabilities	(53,854)	971,355
Customer advances	154,225	-
Total adjustments	1,340,330	206,257
Net cash provided by (used for) operating activities	748,871	(369,162)
Cash Used in investing activities:
Purchase of intangibles	(1,300,000)	-
Purchase of equipment	(30,427)	(32,773)
Net cash used for investing activities	(1,330,427)	(32,773)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(45,714)	(775,950)
Payments on captial equipment lease	(19,169)	-
Proceeds from the issuance of Note	1,100,000
Proceeds from issuance of Series A preferred stock	250,000	-
Loans paid director	(80,441)	(14,000)
Net cash provided by (used in) financing activities	1,204,676	(789,950)
Net increase (decrease) in cash and cash equivalents	623,120	(1,191,885)
Cash and cash equivalents - beginning of period	212,616	1,363,130
Cash and cash equivalents - end of period	$835,736	$171,245

Supplemental cash flow information
Interest paid in cash	$172,168	$100,769
Taxes paid	2,850	4,805
Supplemental disclosures of Non-Cash Investing & Financing Activities
Sale of accts receivable by factor proceeds paid directly to Private Bank		682,232
Proceeds from Factoring agreement paid directly to Private Bank Facility		6,277
Preferred stock dividends		-
Conversion of preferred shares into common	(14,370)	(280)
Conversion of preferred shares into common	51,322	1,000
Additonal paid in capital	(36,951)	(720)
Exchange of warrants for preferred series A
Derivative liabilities	87,785
Additional paid in Capital	453,840
Deferred financing fees	150,000

See accompanying notes to the consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2010 (Unaudited)

Note 1 - Organization and summary of significant accounting policies:

a) Organization

Lattice Incorporated (the "Company") was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 76% of the Company’s revenues are derived from solution services.  In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation going concern

At June 30, 2010 the Company has a working capital deficiency of $1,141,315 including non-cash derivative liabilities of approximately $183,000.  For the three months ended June 30, 2010, the Company had a loss from operations of  $15,828 of which $318,155 was from non-cash items. For the six months ended June 30, 2010, the reported loss from operations was $305,066.  For the six months, non-cash expenses included in the reported loss of $305,066 totaled $636,311 consisted of   $373,761 in amortization of intangibles and depreciation and $262,550 from non-cash share based compensation.   During the past quarter, the Company obtained long-term financing to repay shorter-term obligations when due. These conditions taken in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase operating cash flows, continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2009 appearing in Form 10K filed on April 15, 2010.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Condification 718-10, Accounting for Share-based payments , to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2010, there was approximately $437,158 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $437,158 will be charged to operations over the weighted average remaining service period. For the three months and six months ended June 30, 2010 share-based compensation was $131,275 and $262,500 respectively. This compared to $125,631 and $251,266 in the prior year periods.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,525,000 and $1,245,000 as of June 30, 2010 and December 31, 2009, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

Additional revenue recognition policies are stated in our 10K filed April 15, 2010.

i) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the six months ended June 30, 2010. Prior to 2010 the company operated in one segment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Goverment Services	$2,519,118	$3,860,923	$5,430,953	$7,367,448
Communication Serivices	854,620	305,777	1,683,842	607,135
Total Consolidated Revenues	$3,373,738	$4,166,700	$7,114,795	$7,974,583

Gross Profit:
Government Services	$1,137,065	$1,084,064	$2,104,242	$2,149,493
Communication Serivices	301,030	198,130	553,604	384,081
Total Consolidated	$1,438,095	$1,282,194	$2,657,846	$2,533,574

	June 30, 2010	December 31, 2009
Total Assets:
Government Services	$7,821,000	$8,270,589
Communication Services	2,278,000	560,980
Total Consolidated Assets	$10,099,000	$8,831,569

Note 3 - Notes payable

Notes payable consists of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Bank line-of-credit (a)	$792,517	$838,231
Note Payable – (b)	531,000	562,500
Notes payable to Stockholders/director (c )	179,239	197,180
Capital lease payable (d)	75,129	94,297
Note Payable – I Wistar Morris (e)	1,250,000	-
Total notes payable	2,827,885	1,692,208
Less current maturities	(1,503,742)	(1,503,742)
Long-term debt	$1,324,143	$188,466

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and I. Wistar Morris entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional load from Morris.

The outstanding balance owed on the line at June 30, 2010 and December 31, 2009 was $792,517 and $838,231 respectively.

(b) Note payable

In  February 2010 (“effective date”)the former RTI shareholders   assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The balance at June 30, 2010 and December 31, 2009 was $531,000 and  $562,500 respectively.

(c) Notes payable Director:

The Company has a term note payable with a director of the Company totaling $179,239 and $197,180 at June 30, 2010 and  December 31, 2009, respectively. The note bears interest at 21.5% per annum   In February 2010 the Company renegotiated the terms of the note as follows:

Monthly principal payments:

$6,000 from February 1, 2010 to July 1, 2010
$9,869 from August 1, 2010 to December 1, 2010
$10,368 from January 1, 2011 to July 1, 2011
Balance due of $85,011 August 1, 2011

(d) Capital Lease Payable:

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of June 30, 2010 and December 31, 2009, the outstanding balance was $75,129 and $94,297 respectively.

(e) Note Payable – I. Wistar Morris

On June 11, 2010 Lattice closed on a Note Payable with I. Wistar Morris for $1,250,000.  The proceeds to the Company were $1,100,000. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $1,250,000 including interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,287,500 including the final interest payment. The note is secured by certain receivables totaling $1,250,000. Concurrent with the note, an intercreditor agreement was signed between Action Capital and I. Wistar Morris where Action has agreed to subordinate the ACTION Lien on certain government contracts, task orders and accounts receivable totaling $1,250,000.

Note 4 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 2,358,333 and 4,313,465 shares of the Company’s common stock as of June 30, 2010 and December 31, 2009 and are carried at fair value. The balance at June 30, 2010 and December 31, 2009 was $183,458 and $161,570, respectively.

Note 5 - Major Customers and Concentrations

Our government service segment’s primary  "end-user" customer is the U.S. Department of Defense (DoD) which accounted for approximately 76% and 93%  of our total revenues for six months ended June 30, 2010 and June 30, 2009 respectively. For the three months ended June 30, 2010 and 2009 they accounted for 75% and 92% of our total revenue. Accounts receivable for these contracts at June 30, 2010 and December 31, 2009 was $2,898,000 and $3,335,667 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for  58%  and  74% of its revenues in the six months ended June 30, 2010 and 2009 respectively and 61% and 70% of its revenues in the three months ended June 30, 2010 and 2009 respectively. Accounts receivable for these contracts at June 30, 2010 and 2009 was $1,968,000 and $2,926,000 respectively.

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

Note 8 - Purchase of intellectual property

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products.  In conjunction with the agreement the Company agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010. The $1,300,000 was paid in full pursuant to the licensing agreement as of June 30, 2010. The 1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $32,500 amortization expense was included as a component of the communication segment cost of sales for the three months ended June 30, 2010.

Note 9 - Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from July 1, 2010 through the filing with the SEC.  We did not have any material recognizable subsequent events during this period.

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

GENERAL OVERVIEW

We derive a substantial portion of our revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies.  Revenues in the quarter ended June 30, 2010 from government contracts accounted for $2,519,118 or 75% of our overall revenues. Of our total government services revenues for the three months ended June 30, 2010, approximately 62% were from two Prime contract vehicles under SPAWAR (JPMIS).  Although we should continue to see government contracts accounting for the largest portion of our revenue we expect to start to see the percentage of overall revenues from our communications group increase based on anticipated growth in our communications services revenues. For the three months ended June 30, 2010, revenues from our communication segment increased to 25% of total revenues from 7% in the prior year same period.  For the six months ended June 30, 2010, revenues from our communication segment increased to 24% of total revenues from 8% in the prior year same period.

Our total revenues for the three months ended June 30, 2010 were $3,373,738 which was a decrease of 792,963 or 19% compared to the prior year same period.  This consisted of a decrease of $1,341,805 or 34.8% in our Government services segment partially offset by an increase of $548,843 or 179% in our Communications segment.  The decrease in our Government segment consisted of, primarily a decline in lower margin subcontractor revenues attributable to certain task orders on certain programs ending in 2009 combined with a funding delays on certain other programs during the current quarter under our Seaport (SPAWAR) contract vehicles. We anticipate that the new  task orders will be awarded and the delayed funding to resume under our Seaport contract as contract ceilings have not yet been fully absorbed. Based on our bid pipeline and teaming arrangements, we continue to anticipate wins in new agencies and expansion on existing contracts in the 2nd half of the year.   Our current legacy contracts that have extensions have all been renewed for 2010 and we expect our higher margin in-house or direct labor revenues to be consistent with 2009 levels on these legacy contracts.  The majority of the bids we currently have and are awaiting on are awards are with new agencies or new contracts that add to our current contract base.  In addition, we have entered into a number of teaming agreements with other government contractors enabling us to provide services on current contracts that they have been awarded.  We anticipate these awards to begin in the second half of this year.  The addition of new contracts will also decrease the concentration risk of revenues attributable to our SPAWAR contracts.

Historically, our revenue from the Communications Group has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the second  half of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.2 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model $487,602 or 57% of our total communications segment revenues for the three months ended June 30, 2010 was attributable to our new direct services product offering.  For the six months ended June 30, 2010 approximately $1,045,000 or 62% of our communication segment revenues was attributable to direct services launched late in 2009. This resulted in an overall increase in out communication segment revenues of of 179% and 177% for the three and six months ended June 30, 2010  compared to the prior year periods. There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our communication group revenue however based on our current operations we do not foresee any factors that would cause a disruption.

The new business model will continue to require the company to make upfront capital investments in equipment with each new contract win.  To date,  we have secured equipment financing to support our contract wins.  In addition, in the quarter ended June 30, 2010 we have made a $1,300,000 investment in licensing technology.  We were able to finance this payment with the $1,250,000 debt financing closed in the current quarter.   The change in strategy to a direct service based model in our communication group business should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending June 30,
	2010	2009
REVENUE	$3,373,737	$4,166,700

Net (loss)	$(59,035)	$(172,154)

Net (loss) per common share – Basic & Diluted	$(0.00)	$(0.01)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED JUNE 30, 2010	THREE MONTHS ENDED JUNE 30, 2009	THREE MONTHS ENDED JUNE 30, 2010	THREE MONTHS ENDED JUNE 30, 2009

Research & Development	144,799	143,182	4.3%	3.4%

Selling, General & Administrative	1,090,745	1,239,801	32.3%	29.78%

REVENUES:

Total revenues for the three months ended June 30, 2010 decreased by $792,963 or 19% to $3,373,737 compared to $4,166.700 for the three months ended June 30, 2009. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 74% of total revenues compared to 93% in the year ago quarter.

Our Government services revenues decreased by $1,341,805 or 34.8% to $2,519,118 from $3,860,923 in the year ago quarter. The decrease was mainly attributable to certain task orders ending in 2009 combined with funding delays during the current quarter on other programs under our Seaport (SPAWAR) contract vehicle. The decrease was mainly attributable to a decline in lower margin subcontracted revenues as opposed to revenues supported by higher margin in-house or direct labor. We anticipate the funding will resume on some of the programs and the addition of new programs will be added in the 2nd half of this year to absorb unutilized contract ceilings on both our Seaport SPAWAR-JPMIS and SSA contract vehicles.

Our communications segment revenues increased by $548,843 or 179.5% to $854,620 from $305,777 in the prior year.  The revenue increase was mainly attributable to the direct service model launched late in 2009 which accounted for approximately $487,602 or 160% of the increase.

GROSS MARGIN:

Gross margin for the three months ended June 30, 2010 was $1,391,852, an increase of $109,658 or 8.6% compared to the $1,282,194 for three months ended June 30, 2009. Gross margin, as a percentage of revenues, increased to 41.3% from 30.7% for the same period in 2009. The increase in percentage was primarily due to an increase in our Government service margin percent partially offset by a decrease in our communication segment margin. The increase in our Government segment margin from 28.1% to 45.1% was mainly due to a decline in lower margin subcontracted revenues relative to in-house or direct labor revenues compared to the prior year period.  Our communication margin percent decreased from 64.8% to 35.2% as a result of the launch of the direct service product line late in 2009. Historically, the margin percentage in our communication segment from wholesaling telecom equipment systems and services ran in the low 60% range.  The direct service gross margin percentage runs in the 20 to 30 percent range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended June 30, 2010, research and development expenses increased slightly to $144,799 as compared to $143,182 for the three months ended June 30, 2009.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended June 30, 2010, SG&A expenses decreased to $1,090,745 from $1,239,801 in the comparable period prior year.  As a percentage of revenues, SG&A was 32.3% for the three months ended June 30, 2010 versus 29.8% in the comparable period a year ago. The decrease in expense was mainly attributable to a decrease in corporate expense due to cost cutting measures, a decrease in variable government fringe and indirect overhead expenses which declined in line with a decrease in billable staff in our Government segment. These decreases were partially offset by an increase in selling costs supporting our new direct services product launched late 2009 in our communications segment.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the three months ended June 30, 2010 was $172,136 compared to $299,248 for the three months ended June 30, 2009. The decrease is attributed to certain intangibles being fully amortized in 2009 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2009.

INTEREST EXPENSE:

Interest Expense increased to $94,069 for the three months ended June 30, 2010 compared to $48,897 for the three months ended June 30, 2009.  The increase in interest expense was mainly due to increased average outstanding balance on our revolving line-of-credit, an increase in net borrowings and an increase in interest rate on the amended note with fomer RTI shareholders.. Interest expense in the quarter ended June 30, 2010 was comprised primarily of interest charges on its revolving line-of-credit and short term notes.

NET LOSS:

The Company’s net loss for the three months ended June 30, 2010 was $59,035 compared to a net loss of $172,154 for the three months ended June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Six Months Ending June 30,
	2010	2009
REVENUE	$7,114,794	$7,974,583

Net (loss)	$(591,460)	$(575,419)

Net (loss) per common share – Basic & Diluted	$(0.03)	$(0.04)

	OPERATING EXPENSES		PERCENT OF SALES
	SIX MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2009	SIX MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2009

Research & Development	300,330	295,677	4.2%	3.7%

Selling, General & Administrative	2,288,822	2,361,793	32.2%	29.6%

REVENUES:

Total revenues for the six months ended June 30, 2010 decreased by $859,789 or 10.8% to $7,114,794 compared to $7,974,583 for the six months ended June 30, 2009. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 76% of total revenues compared to 92% in the year ago period.

Our Government services revenues decreased by $1,936,495 or 26.3% to $5,430,953 from $7,367,448 in the year ago period. The decrease was mainly attributable to certain task orders ending in 2009 combined with funding delays incurred in the current quarter on certain programs under our Seaport (SPAWAR) contract vehicles. The decrease was mainly attributable to lower margin subcontracted revenues as opposed to in-house or direct labor revenues.

Our communications segment revenues increased by $1,076,707 or 177% to $1,683,842 from $607,135 in the prior year.  The revenue increase consisted of revenue growth attributable to our new direct services product launched in the latter part of 2009 accounting for $1,045,000 or 172% of the increase compared to prior year.

GROSS MARGIN:

Gross margin for the six months ended June 30, 2010 was $2,565,358, an increase of $31,784 or 1.3% compared to the $2,533,574 for the six months ended June 30, 2009. Gross margin, as a percentage of revenues, increased to 36.1% from 31.8% for the same period in 2009. The increase in percentage was due to an increase in our government service margin percentage from 29.2% to 38.7% partially offset by a decrease in our communication services segment margin from 63.3% to 32.9%. The increase in Government services margin percent was primarily mix related due to the decline in lower margin subcontracted revenue relative to direct labor revenue.  The decrease in our communication service gross margin percentage was mainly the result of the introduction of direct service product revenues launched in latter part of 2009.. The legacy margin in our communications services segment from wholesaling telecom equipment systems and services runs in the low 60% range.  The direct service gross margin percentage runs in the 20 to 30 percent range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the six months ended June 30, 2010, research and development expenses increased slightly to $300,330 as compared to $295,677 for the six months ended June 30, 2009.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the six months ended June 30, 2010, SG&A expenses decreased to $2,288,822 from $2,361,793 in the comparable period prior year.  As a percentage of revenues, SG&A was 32.2% for the six months ended June 30, 2010 versus 29.6% in the comparable period a year ago. The decrease in expense was mainly attributable to a decrease in corporate expenses due to cost cutting measures, a decrease in variable fringe and indirect overhead expenses which declined in line with a decrease in billable staff in our Government segment. These decreases were partially offset by an increase in selling costs supporting our new direct services product launched late 2009 in our communications segment.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.. Amortization expense for the six months ended June 30, 2010 was $281,272 compared to $598,496 for the six months ended June 30, 2009. The decrease is attributed to certain intangibles being fully amortized in 2009 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2009.

INTEREST EXPENSE:

Interest Expense increased to $175,840 for the six months ended June 30, 2010 compared to $126,114 for the six months ended June 30, 2009.  Interest expense in 2010 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase was due to increase in (i) average outstanding borrowings on our line of credit (ii) partial interest on the $1,250,000 debt financing closed in June 2010, (iii) increased interest rate from 10% to 15% per annum on the amended note with the former RTI shareholders.

NET LOSS:

The Company’s net loss for the six months ended June 30, 2010 was $591,460 compared to a net loss of $575,419 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $835,737 at June 30, 2010 from $212,616 at December 31, 2009. Net cash provided by operating activities was $748,871 for the six months ended June 30, 2010 compared to net cash used in operating activities of $369,162 in the corresponding six months ended June 30, 2009.  The increase in operating cashflows in  the current period  was mainly due to decrease in Government segment receivables of $469,515from December 31, 2009 levels due to the decrease in revenues and an increase in customer advances of $154,225 due to the increased revenues from our direct services communications product.

Net cash used in investment activities was $1,330,427 for the six months ended June 30, 2010 compared to $32,773 in the corresponding period ended June 30, 2009. Investing activities totaled $1,330,427 and was comprised of $1,300,000 for patent licensing and $30,427 for network equipment supporting our direct telecom services revenues for the six months ended June 30, 2010 compared to $32,773 in the six months ended June 30, 2009. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing and operating cashflows. The capital requirement for our Government services business is nominal since it is mainly driven by the level of and hiring’s of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $1,204,676 for the six months ended June 30, 2010 compared to net cash used by financing activities of $789,950 in the corresponding six months ended June 30, 2009. The $1,204,676 consisted of $1,350,000 in financing proceeds which included the $1,100,000 proceeds on the $1,250,000 debt financing closed in June 2010 and the $250,000 proceeds from the issuance of Series C Preferred Stock in the first quarter of 2010. These proceeds were offset by payments totaling $145,324 on our revolving line of credit and short term notes.

 Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at June 30, 2010 was $1,141,315 including non-cash derivative liabilities of $183,458. This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cashflows over current levels and maintain continued availability under its line of credit financing. Included in the working capital deficiency, is a $1,503,742 of notes payable comprised of $792,517 outstanding on the Company’s revolving line of credit, and $710,925 short term debt coming due within the next twelve months, $531,000 of which could come due February 2011 upon 45 days notice at the option of the holder.   The Company will need to increase its operating cashflows from current levels raise alternative financing and/or restructure existing debt in a difficult credit environment to continue as a going concern. There is no assurance that management will be successful in raising the necessary alternative financing required.

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

On January 4, 2010 the Company entered into a settlement and patent licensing agreement supporting its communication services products.  In conjunction with the agreements the Company agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010.  As of the date of this filing, the Company has paid the $1,300,000 in full.

On February 19, 2010, we amended the terms on the $750,000 note ($562,500 remaining balance as of December 31, 2009) as follows: (i) the interest rate was increased to 15% from 10%, (ii) the maturity date of the note was extended to August 19, 2012 from October 15, 2010., (iii) the principal amortization of the note was changed from monthly payments of $62,500 to a lump sum payment of 531,000 due August 19, 2012.  A call option was added on the principle balance of $531,000 after twelve months from the effective date upon 45 days prior written notice.

On June 11, 2010 Lattice closed on a Note Payable with I. Wistar Morris for $1,250,000.  The proceeds to the Company were $1,100,000. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $1,250,000 including interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,287,500 which includes the final interest payment. The note is secured by certain receivables totaling $1,250,000. Concurrent with the  note, an intercreditor agreement was signed between Action Capital and I. Wistar Morris where Action has agreed to subordinate the Action Lien in certain government contracts, task orders and accounts receivable totaling $1,250,000. The note, security agreement and intercreditor agreement were amended on July 21, 2010 to correct references to accounts and invoices.

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to support payments on indebtedness coming due over the next twelve months. In this regard, we are highly dependent on increasing our operating cashflows, maintaining continued availability on our line of credit facility and raising alternative financing in order for us to service our current indebtedness coming due over the next twelve months.  We have initiated cost reduction activities early 2010 which we estimate to have annualized cost savings of approximately $300,000 – $400,000. Additionally, we have secured new customer accounts related to our new telecom services product which added approximately $2,000,000 in annualized revenues to our communication group business. Despite these measures though, there can be no assurances that the Company’s businesses will generate sufficient forward cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.  Additionally, we are highly dependent on our ability to maintain contract funding and increase funding under our SPAWAR contract vehicles which comprised 46% of our overall revenues.  Any interruption in task order funding or continued funding delays on these vehicles will have a material adverse effect on operations and our ability to continue business as a going concern. As of the date of filing we are in good standing on these contracts and we anticipate follow-on funding to continue for the remaining multi-year contract term which expires on March 31, 2012.

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

Management has determined that, as of June 30, 2010, there were material weaknesses in our internal controls as of June 30, 2010.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of June 30, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.
.
Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2010 Quarter ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2010 Quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number	Description

10.25	Promissory Note issued to I. Wistar Morris

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 20, 2010

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: August 20, 2010

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)