Form 10-Q
period 2010-09-30
Lattice INC
filed 2010-11-22
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

COMMISSION FILE NUMBER 000-10690

LATTICE INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2011859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7150 N. Park Drive, Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (856) 910-1166

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 19, 2010, there were 22,639,551 outstanding shares of the Registrant’s Common Stock, $.01 par value.

LATTICE INCORPORATED
SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	unaudited	audited
ASSETS:
Current assets:
Cash and cash equivalents	$301,148	$212,616
Accounts receivable	3,185,846	3,560,293
Inventories	29,402	29,402
Other current assets	276,839	133,405
Total current assets	3,793,235	3,935,716

Property and equipmen, net	264,872	264,753
Goodwill	3,599,386	3,599,386
Other intangibles, net	1,761,049	977,455
Other assets	46,512	54,259
Total assets	$9,465,054	$8,831,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,743,343	$1,780,143
Accrued expenses	1,762,690	1,719,831
Deferred revenues	51,250	-
Customer advances	263,516	94,954
Notes payable - current	932,153	1,503,742
Derivative liability	148,383	161,570
Total current liabilities	4,901,335	5,260,240
Long term liabilities:
Notes Payable - long term	1,259,953	188,466
Deferred tax liabilities	256,513	440,832
Total long term liabilities	1,516,466	629,298
Total liabilities	6,417,801	5,889,538

Shareholders’ equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,567,685 issued respectively	75,307	75,677
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized, 22,942,437 and 17,810,281 issued, 22,639,450 and 17,507,294 outstanding respectively	229,425	178,104
Additional paid-in capital	39,736,457	38,925,743
Accumulated deficit	(36,598,894)	(35,851,892)
	3,457,495	3,342,832
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	2,899,399	2,784,736
Equity Attributable to noncontrolling interest	147,854	157,295
Total liabilities and shareholders’ equity	$9,465,054	$8,831,569

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Revenue	$3,122,870	$3,922,064	$10,237,621	$11,896,647

Cost of Revenue	1,828,355	2,664,733	6,362,975	8,105,743

Gross Profit	1,294,515	1,257,331	3,874,646	3,790,904

Operating expenses:
Selling, general and administrative	1,158,344	1,247,510	3,480,887	3,628,756
Research and development	134,331	132,917	417,706	409,141
Amortization expense and depreciation expense	139,636	299,248	418,906	897,744
Total operating expenses	1,432,311	1,679,675	4,317,499	4,935,641

Loss from operations	(137,796)	(422,344)	(442,853)	(1,144,737)

Other income (expense):
Derivative Income (expense)	35,075	7,498	(74,598)	(56,572)
Extinguishment (loss)	-	-	(130,055)	-
Interest expense	(104,854)	(58,043)	(280,694)	(184,158)
Total other income (expense)	(69,779)	(50,545)	(485,347)	(240,730)

Minority Interest	3,147	7,653	9,441	18,100

Income before taxes	(204,428)	(465,236)	(918,759)	(1,367,367)

Income taxes (benefit)	(61,440)	(163,355)	(184,320)	(490,065)

Net loss	(142,988)	(301,881)	(734,439)	(877,302)

Reconciliation of net loss to
Loss applicable to common shareholders:
Net loss	(142,988)	(301,881)	(734,439)	(877,302)
Preferred stock dividends	(6,277)	(6,277)	(18,831)	(18,831)
Loss applicable to common stockholders	(149,265)	(308,158)	(753,270)	(896,133)

Loss per common share
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares:
Basic	22,942,437	16,739,444	22,372,198	16,727,592
Diluted	22,942,437	16,739,444	22,372,198	16,727,592

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month’s ended September 30,
	2010	2009

Cash flow from operating activities:
Net loss	$(734,439)	$(877,302)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative expense	74,598	56,572
Amortization of intangible assets	516,406	897,744
Deferred income taxes	(184,320)	(490,065)
Extinguishment loss	130,055	-
Minority interest	(9,441)	(18,100)
Share-based compensation	393,825	382,541
Depreciation	44,235	9,500
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	374,447	(965,461)
Other current assets	8,904	(141,441)
Other assets	7,747	318
Increase (decrease) in:
Accounts payable and accrued liabilities	6,059	102,257
Deferred revenues	51,250	-
Customer advances	168,562	72,625
Total adjustments	1,582,327	(93,510)
Net cash provided by (used for) operating activities	847,888	(970,812)
Cash Used in investing activities:
Purchase of intangibles	(1,300,000)	-
Purchase of equipment	(44,354)	(89,608)
Net cash used for investing activities	(1,344,354)	(89,608)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(667,026)	82,454
Payments on captial equipment lease	(24,641)	(7,994)
Proceeds from the issuance of Note	1,100,000
Proceeds from issuance of Series A preferred stock	250,000	-
Loans paid director	(73,335)	(34,453)
Net cash provided by (used in) financing activities	584,998	40,007
Net increase (decrease) in cash and cash equivalents	88,532	(1,020,413)
Cash and cash equivalents - beginning of period	212,616	1,363,130
Cash and cash equivalents - end of period	$301,148	$342,717

Supplemental cash flow information
Interest paid in cash	$280,694	$181,066
Taxes paid	-	-
Supplemental disclosures of Non-Cash Investing & Financing Activities
Purchase of Equipment		110,879
Capital Lease		(110,879)
Additional Paid Capital	(36,952)	(720)
Conversion of preferred shares into common	(14,370)	(280)
Conversion of preferred shares into common	51,322	1,000

Exchange of warrants for preferred series A
Derivative liabilities	87,785
Additional paid in Capital	453,840
Deferred financing fees	150,000

See accompanying notes to the consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
September 30, 2010 (Unaudited)

Note 1 - Organization and summary of significant accounting policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Ricciardi Technologies Inc. (“RTI”). RTI was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. RTI’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the RTI acquisitions, approximately 71% of the Company’s revenues are derived from solution services.  In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation going concern

At September 30, 2010 the Company has a working capital deficiency of $1,108,100 including non-cash derivative liabilities of $148,383.  For the three months ended September 30, 2010, the Company had a loss from operations of  $137,796 of which $318,155 was from non-cash items. For the nine months ended September 30, 2010, the reported loss from operations was $442,853.  For the nine months, non-cash expenses included in the reported loss of $442,853 totaled $954,466 inclusive of   $560,641 in amortization of intangibles and depreciation and $393,825 from share-based compensation.   During the second quarter of 2010, the Company obtained $1,250,000 of long-term financing to repay short-term obligations. The Company’s working capital deficiency in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase operating cashflows, maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2009 appearing in Form 10K filed on April 15, 2010.

d) Principles of consolidation

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as minority interests. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

e) Use of estimates

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Condification 718-10, Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At September 30, 2010, there was approximately $305,883 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $305,883 will be charged to operations over the weighted average remaining service period. For the three months and nine months ended September 30, 2010 share-based compensation was $131,275 and $393,825 respectively. This compared to $125,631 and $382,541 in the prior year periods.

g) Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended September 30, 2010. The reclassification had no effect on previously reported Net income.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,525,000 and $1,245,000 as of September 30, 2010 and December 31, 2009, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

Additional revenue recognition policies are stated in our 10K filed April 15, 2010.

i) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the nine months ended September 30, 2010. Prior to 2010 the company operated in one segment.

j) Recent accounting pronouncements

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require additional disclosures regarding fair value measurements. One of the areas concerned is related to the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. Such disclosure requirements will be effective for annual reporting periods beginning after December 15, 2010 and for interim periods within those fiscal years.  As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its consolidated financial statements.

Note 2- Segment reporting

Management views its business as two reportable segments: Government Services and Communication Services. The Company evaluates performance based on profit or loss before intercompany charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Goverment Services	$2,206,321	$3,632,911	$7,637,274	$11,000,359
Communication Serivices	916,549	289,153	2,600,347	896,288
Total Consolidated Revenues	$3,122,870	$3,922,064	$10,237,621	$11,896,647

Gross Profit:
Government Services	$924,438	$1,087,578	$3,028,680	$3,237,071
Communication Serivices	370,077	169,753	845,966	553,833
Total Consolidated	$1,294,515	$1,257,331	$3,874,646	$3,790,904

	September 30, 2010	December 31, 2009
Total Assets:
Government Services	$7,287,745	$8,270,589
Communication Services	2,177,308	560,980
Total Consolidated Assets	$9,465,053	$8,831,569

Note 3 - Notes payable

Notes payable consists of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Bank line-of-credit (a)	$171,105	$838,231
Note Payable – (b)	531,000	562,500
Notes payable to Stockholders/director (c)	170,345	197,180
Capital lease payable (d)	69,656	94,297
Note Payable – I Wistar Morris (e)	1,250,000	-
Total notes payable	2,192,106	1,692,208
Less current maturities	(932,153)	(1,503,742)
Long-term debt	$1,259,953	$188,466

(a) Bank line-of-credit

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and I. Wistar Morris entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from Morris.

The outstanding balance owed on the line at September 30, 2010 and December 31, 2009 was $171,105 and $838,231 respectively.

(b) Note payable

In  February 2010 (“effective date”) the former RTI shareholders   assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The balance at September 30, 2010 and December 31, 2009 was $531,000 and  $562,500 respectively.

(c) Notes payable Director

The Company has a term note payable with a director of the Company totaling $170,345 and $197,180 at September 30, 2010 and December 31, 2009, respectively. The note bears interest at 21.5% per annum In February 2010 the Company renegotiated the terms of the note as follows:

Monthly principal payments:

$6,000 from February 1, 2010 to July 1, 2010
$9,869 from August 1, 2010 to December 1, 2010
$10,368 from January 1, 2011 to July 1, 2011
Balance due of $85,011 August 1, 2011

(d) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of September 30, 2010 and December 31, 2009, the outstanding balance was $69,656 and $94,297 respectively.

(e) Note Payable – I. Wistar Morris

On June 11, 2010 Lattice closed on a Note Payable with I. Wistar Morris for $1,250,000.  The proceeds to the Company were $1,100,000. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $1,250,000 including interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,287,500 including the final interest payment. The note is secured by certain receivables totaling $1,250,000. Concurrent with the note, an intercreditor agreement was signed between Action Capital and I. Wistar Morris where Action has agreed to subordinate the ACTION Lien on certain government contracts, task orders and accounts receivable totaling $1,250,000. As of the date of this filing, the Company is current with all interest payments.

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 1,548,333 and 4,313,465 shares of the Company’s common stock as of September 30, 2010 and December 31, 2009 and are carried at fair value. The balance at September 30, 2010 and December 31, 2009 was $148,383 and $161,570 respectively.

Note 5 - Major Customers and Concentrations

Our government service segment’s primary  “end-user” customer is the U.S. Department of Defense (DoD) which accounted for approximately 75% and 93%  of our total revenues for nine months ended September 30, 2010 and September 30, 2009 respectively. For the three months ended September 30, 2010 and 2009 they accounted for 71% and 93% of our total revenue. Accounts receivable for these contracts at September 30, 2010 and December 31, 2009 was $2,921,308 and $3,335,667 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for  61%  and  81% of its revenues in the nine months ended September 30, 2010 and 2009 respectively and 66% and 80% of its revenues in the three months ended September 30, 2010 and 2009 respectively. Accounts receivable for these contracts at September 30, 2010 and 2009 was $1,973,305 and $2,727,418 respectively. Any disruption in funding or renewals of these contract vehicles would have a material adverse effect on our business, results of operations, and cash flow.

Note 6 – Commitments and Contingencies

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company.

In August 2010 the Company extended its Herdon VA lease until October 31, 2011 at an average monthly rent of $14,755.

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

Note 8 - Purchase of intellectual property

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products.  In conjunction with the agreement the Company agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010. The $1,300,000 was paid in full pursuant to the licensing agreement as of June 30, 2010. The 1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $32,500 and 97,500 of amortization expense was included as a component of the communication segment cost of sales for the three and nine months ended September 30, 2010.

Note 9 - Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from October 1, 2010 through the filing with the SEC.  We did not have any material recognizable subsequent events during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

GENERAL OVERVIEW

We derive a substantial portion of our revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies.  Revenues in the quarter ended September 30, 2010 from government contracts accounted for $2,206,321 or 71% of our overall revenues. Of our total government services revenues for the three months ended September 30, 2010, approximately 66% were from two Prime contract vehicles under SPAWAR (JPMIS).  Although we should continue to see government contracts accounting for the largest portion of our revenue we expect to start to see the percentage of overall revenues from our communications group increase based on anticipated growth in our communications services revenues. For the three months ended September 30, 2010, revenues from our communication segment increased to 29% of total revenues from 7% in the prior year same period.

Our total revenues for the three months ended September 30, 2010 were $3,122,870 which was a decrease of $799,194 or 20.4% compared to the prior year same period.  This consisted of a decrease of $1,426,590 or 39.3% in our Government services segment partially offset by an increase of $627,396 or 217% in our Communications segment.  The decrease in our Government segment consisted of, primarily a decline in lower margin subcontractor or pass-through revenues attributable to task orders on certain programs ending in 2009 combined with funding delays incurred in the current year on certain other programs under our Seaport (SPAWAR) contract vehicles.   The majority of the bids we currently have and are awaiting on are awards with new agencies or new contracts that add to our current contract base.  In addition, we have entered into a number of teaming agreements with other government contractors enabling us to provide services on current contracts that they have been awarded.   The addition of new contracts will also decrease the concentration risk of revenues attributable to our SPAWAR contracts.

Historically, our revenue from the Communications Group has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the second half of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.2 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model, $475,000 or 52% of our total communications segment revenues for the three months ended September 30, 2010 was attributable to our new direct services product offering.  For the nine months ended September 30, 2010 approximately $1,520,000 or 58% of our communication segment revenues was attributable to direct services launched late in 2009. This resulted in an overall increase in our communication segment revenues of 217% and 190% for the three and nine months ended September 30, 2010 compared to the prior year periods. There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our communication group revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

The new business model will continue to require the company to make upfront capital investments in equipment with each new contract win.  To date, we have secured equipment financing to support our contract wins.  In addition, in the second quarter ended June 30, 2010 we had made a $1,300,000 investment in licensing technology.  We were able to finance this payment with the $1,250,000 debt financing closed earlier in the year.   The change in strategy to a direct service based model in our communication group business should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending September 30,
	2010	2009
REVENUE	$3,122,870	$3,922,064

Net (loss)	$(142,988)	$(301,881)

Net (loss) per common share – Basic & Diluted	$(0.01)	$(0.02)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED SEPTEMBER 30, 2010	THREE MONTHS ENDED SEPTEMBER 30, 2009	THREE MONTHS ENDED SEPTEMBER 30, 2010	THREE MONTHS ENDED SEPTEMBER 30, 2009

Research & Development	134,331	132,917	4.3%	3.4%

Selling, General & Administrative	1,158,344	1,247,510	37.1%	31.8%

REVENUES:

Total revenues for the three months ended September 30, 2010 decreased by $799,194 or 20.4% to $3,122,870 compared to $3,922,064 for the three months ended September 30, 2009. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 71% of total revenues compared to 93% in the year ago quarter.

Our Government services revenues decreased by $1,426,590 or 39.3% to $2,206,321 from $3,632,911 in the year ago quarter. The decrease was mainly attributable to certain task orders ending in 2009 combined with funding delays on other programs under our Seaport (SPAWAR) contract vehicle. The decrease was mainly attributable to a decline in lower margin subcontracted revenues as opposed to revenues supported by higher margin in-house or direct labor.

Our communications segment revenues increased by $627,396 or 217% to $916,549 from $289,153 in the prior year.  The revenue increase was mainly attributable to the direct service model launched late in 2009 which accounted for approximately $475,000 or 164% of the increase.

GROSS PROFIT:

Gross profit for the three months ended September 30, 2010 was $1,294,515, an increase of $37,184 or 3.0% compared to the $1,257,331 for three months ended September 30, 2009. Gross profit, as a percentage of revenues, increased to 41.5% from 32.1% for the same period in 2009. The increase in percentage was primarily due to an increase in our Government service margin percent partially offset by a decrease in our communication segment margin. The increase in our Government segment gross profit percentage from 29.9% to 41.9% was mainly related to a decline in lower margin subcontracted revenues relative to in-house or direct labor revenues compared to the prior year period.  Our communication margin percent decreased from 58.7% to 40.4% as a result of the launch of the direct service product line late in 2009. Historically, the margin percentage in our communication segment from wholesaling telecom equipment systems and services ran in the low 60% range.  The direct service gross margin percentage runs in the 20% to 30% range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended September 30, 2010, research and development expenses increased slightly to $134,331 as compared to $132,917 for the three months ended September 30, 2009.  Management believes that continual enhancements of the Company’s existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative (“SG&A”) expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended September 30, 2010, SG&A expenses decreased to $1,158,344 from $1,247,510 in the comparable period prior year.  As a percentage of revenues, SG&A was 37.1% for the three months ended September 30, 2010 versus 31.8% in the comparable period a year ago. The decrease in expense in dollars was mainly attributable to a decrease in corporate expense due to cost cutting measures, a decrease in variable government fringe and indirect overhead expenses which declined in line with a decrease in billable staff in our Government segment. These decreases were partially offset by an increase in selling costs supporting our new direct services product launched late 2009 in our communications segment.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of Lattice Government Services, Inc. (formerly “RTI”) and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended September 30, 2010 was $139,636 compared to $299,248 for the three months ended September 30, 2009. The decrease is attributed to certain intangibles being fully amortized in 2009 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2009.

INTEREST EXPENSE:

Interest Expense increased to $104,854 for the three months ended September 30, 2010 compared to $58,043 for the three months ended September 30, 2009.  The increase in interest expense was mainly due to increased average outstanding balance on our revolving line-of-credit, an increase in net borrowings and an increase in interest rate. Interest expense in the quarter ended September 30, 2010 was comprised primarily of interest charges on its revolving line-of-credit and short term notes.

NET LOSS:

The Company’s net loss for the three months ended September 30, 2010 was $142,988 compared to a net loss of $301,881 for the three months ended September 30, 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Nine Months Ending September 30,
	2010	2009
REVENUE	$10,237,621	$11,896,647

Net (loss)	$(734,439)	$(877,302)

Net (loss) per common share – Basic & Diluted	$(0.03)	$(0.05)

	OPERATING EXPENSES		PERCENT OF SALES
	NINE MONTHS ENDED SEPTEMBER 30, 2010	NINE MONTHS ENDED SEPTEMBER 30, 2009	NINE MONTHS ENDED SEPTEMBER 30, 2010	NINE MONTHS ENDED SEPTEMBER 30, 2009

Research & Development	417,706	409,141	4.1%	3.4%

Selling, General & Administrative	3,480,887	3,628,756	34.0%	30.5%

REVENUES:

Total revenues for the nine months ended September 30, 2010 decreased by $1,659,026 or 13.9% to $10,237,621 compared to $11,896,647 for the nine months ended September 30, 2009. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 75% of total revenues compared to 93% in the year ago period.

Our Government services revenues decreased by $3,363,085 or 30.6% to $7,637,274 from $11,000,359 in the year ago period. The decrease was mainly attributable to certain task orders ending in 2009 combined with funding delays incurred on certain programs under our Seaport (SPAWAR) contract vehicles. The decrease was mainly attributable to lower margin subcontracted revenues as opposed to in-house or direct labor revenues.

Our communications segment revenues increased by $1,704,059 or 190.1% to $2,600,347 from $896,288 in the prior year. The revenue increase consisted of revenue growth attributable to our new direct services product launched in the latter part of 2009 accounting for approximately $1,520,000 or 169.6% of the increase compared to prior year.

GROSS PROFIT:

Gross profit for the nine months ended September 30, 2010 was $3,874,646, an increase of $83,742 or 2.2% compared to the $3,790,904 for the nine months ended September 30, 2009. Gross profit, as a percentage of revenues, increased to 37.8% from 31.9% for the same period in 2009. The increase in percentage was due to an increase in our government service gross profit percentage from 29.4% to 39.7% partially offset by a decrease in our communication services segment margin from 61.8% to 32.5%. The increase in Government services margin percent was primarily due to the decline in lower margin subcontracted revenue relative to direct labor revenue. The decrease in our communication service gross margin percentage was mainly the result of the introduction of direct service product revenues launched in latter part of 2009. The legacy margin in our communications services segment from wholesaling telecom equipment systems and services runs in the low 60% range. The direct service gross margin percentage runs in the 20 to 30 percent range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.  For the nine months ended September 30, 2010, research and development expenses increased slightly to $417,706 as compared to $409,141 for the nine months ended September 30, 2009. Management believes that continual enhancements of the Company’s existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative (“SG&A”) expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the nine months ended September 30, 2010, SG&A expenses decreased to $3,480,887 from $3,628,756 in the comparable period prior year. As a percentage of revenues, SG&A was 34.0% for the nine months ended September 30, 2010 versus 30.5% in the comparable period a year ago. The dollar decrease in expense was mainly attributable to a decrease in corporate expenses due to cost cutting measures, a decrease in variable fringe and indirect overhead expenses which declined in line with a decrease in billable staff in our Government segment. These decreases were partially offset by an increase in selling costs supporting our new direct services product launched late 2009 in our communications segment.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the nine months ended September 30, 2010 was $418,906 compared to $897,744 for the nine months ended September 30, 2009. The decrease is attributed to certain intangibles being fully amortized in 2009 and an impairment charge to the carrying value of intangibles taken in the 4th quarter of 2009.

INTEREST EXPENSE:

Interest Expense increased to $280,694 for the nine months ended September 30, 2010 compared to $184,158 for the nine months ended September 30, 2009. Interest expense in 2010 was comprised primarily of interest charges on its revolving line-of-credit and short term notes. The increase was due to increase in (i) average outstanding borrowings on our line of credit (ii) partial interest on the $1,250,000 debt financing closed in June 2010, (iii) increased interest rate from 10% to 15% per annum on the amended note.

NET LOSS:

The Company’s net loss for the nine months ended September 30, 2010 was $734,439 compared to a net loss of $877,302 for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $301,148 at September 30, 2010 from $212,616 at December 31, 2009. Net cash provided by operating activities was $847,888 for the nine months ended September 30, 2010 compared to net cash used in operating activities of $970,812 in the corresponding nine months ended September 30, 2009.  The increase in operating cashflows in the current period was mainly due to decrease in Government segment receivables of $543,000 from December 31, 2009 levels due to the decrease in the level of pass-through billings and an increase in customer advances of $169,000 due to the increased revenues from our direct services communications product.

Net cash used in investment activities was $1,344,000 for the nine months ended September 30, 2010 compared to $90,000 in the corresponding period ended September 30, 2009. Investing activities were comprised of $1,300,000 for patent licensing and $44,000 for network equipment supporting our direct telecom services revenues for the nine months ended September 30, 2010 compared to $90,000 in the nine months ended September 30, 2009. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment-based financing and operating cashflows. The capital requirement for our Government services business is nominal since it is mainly driven by the level of and hiring’s of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was approximately $585,000 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $40,000 in the corresponding nine months ended September 30, 2009. The $585,000 consisted of $1,350,000 in financing proceeds which included the $1,100,000 proceeds on the $1,250,000 debt financing closed in June 2010 and the $250,000 proceeds from the issuance of Series C Preferred Stock in the first quarter of 2010. These proceeds were offset by payments totaling $667,000 on our revolving line of credit and $97,976 applied to short term notes. The reduction in the outstanding balance on our revolving line of credit was timing related due to billings being released after the September 30, 2010 cut-off.  This has reversed in the period following the September 30 quarter end.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at September 30, 2010 was $1,108,100 including non-cash derivative liabilities of $148,383. These conditions raise doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cash flows over current levels, maintain continued availability under its line of credit financing and raise alternative financing to fund debt payments coming due in the next twelve months. Contributing to the working capital deficit is $932,153 of notes payable; comprised of $171,000 outstanding on the Company’s revolving line of credit, $230,048 of short term debt coming due within the next twelve months and $531,000 which may come due February 2011 upon 45 days notice at the option of the holder. The Company will need to significantly improve its operating cash flows from current levels, raise alternative financing and/or restructure existing debt in a difficult credit environment to continue as a going concern. There is no assurance that management will be successful in raising the necessary alternative financing required.

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

On January 4, 2010 the Company entered into a settlement and patent licensing agreement supporting its communication services products.  In conjunction with the agreements the Company agreed to pay  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending September 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010.  As of the date of this filing, the Company has paid the $1,300,000 in full.

On February 19, 2010, we amended the terms on the $750,000 note ($562,500 remaining balance as of December 31, 2009) as follows: (i) the interest rate was increased to 15% from 10%, (ii) the maturity date of the note was extended to August 19, 2012 from October 15, 2010., (iii) the principal amortization of the note was changed from monthly payments of $62,500 to a lump sum payment of $531,000 due August 19, 2012.  A call option was added on the principle balance of $531,000 after twelve months from the effective date upon 45 days prior written notice.

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

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to support payments on indebtedness coming due over the next twelve months. In this regard, we are highly dependent on increasing our operating cash flows, maintaining continued availability on our line of credit facility and raising alternative financing in order for us to service our current indebtedness coming due over the next twelve months.  We have initiated cost reduction activities in early 2010, which we estimate to have annualized cost savings of approximately $300,000 to $400,000. Additionally, we have secured new customer accounts related to our new telecom services product which added approximately $2,000,000 in annualized revenues to our communication group business. Despite these measures though, there can be no assurances that the Company’s businesses will generate sufficient forward cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.  Additionally, we are highly dependent on our ability to maintain contract funding and increase funding under our SPAWAR contract vehicles which comprised 45% of our overall revenues for the nine months ended September 30, 2010.  Any interruption in task order funding or continued funding delays on these vehicles will have a material adverse effect on operations and our ability to continue business as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenue, results of operations, liquidity or capital expenditures.

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

Management has determined that, as of September 30, 2010, there were material weaknesses in our internal controls as of September 30, 2010.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of September 30, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2010 Quarter ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2010 Quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

DATE: November 22, 2010

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: November 22, 2010

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)