Form 10-K
period 2010-12-31
Lattice INC
filed 2011-03-31
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Registrant’s telephone Number: (856) 910-1166

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of March 30, 2011 was approximately $6,145,909.50.

As of March 30, 2011, the issuer had 22,762,628 outstanding shares of Common Stock.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

ORGANIZATIONAL HISTORY

We were formed under the name Science Dynamics Corporation, incorporated in the State of Delaware in May 1973 and began operations in July 1977. We have been developing and delivering secure telecommunication solutions for over 30 years. We changed our name to Lattice Incorporated in February 2007. Lattice incorporated is referred to herein as the “Company,” “we,” “us,” and “our”.

The company derives revenue from three primary sources:
1.	Providing telecommunications services to correctional facilities and specialized service providers who provide telecommunication services within the industry.
2.	Selling or licensing our proprietary technology.
3.	Providing highly specialized engineering services to other technology companies and government agencies.

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

Communications Group

We continue to supply call control technology and services to service providers offering communication services to inmates of correctional institutions.  This segment of our revenue historically constituted 95% of our revenues from the Communications Group.  In the second half of 2009 we began offering our services directly to correctional facilities and anticipate further growth in this segment.  We anticipate this area to comprise a larger percentage of our revenues from the Communications Group’s revenues moving forward.

Our Products and Services

Nexus Call Control System

The Nexus Call Control System is built on our proprietary BubbleLink software architecture.  BubbleLink is a versatile and feature rich transaction processing platform that is used to develop and enhance a variety of customizable communications applications.  This open source platform is a combination of integrated computer telephony hardware and software. The Nexus Call Control System is capable of handling thousands of call transactions per hour and provides telecom service providers with effective tools to manage telephone calls. The Nexus can scale to manage small to large facilities without sacrificing features or performance.  Nexus  provides technologically advanced call control and management tools targeted at investigation and law enforcement in the inmate telephone control industry. Nexus includes live monitoring, debit and recording features. The Nexus system can be structured to use pre-paid collect and pre-paid debit cards that support specialized tariffs and call timing. With pre-paid services, Nexus provides complete control and security.  Nexus call control systems are supported by an integrated array of administrative and investigative programs that provide a management solution suite. All programs interact in real-time with Nexus calls and databases via an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

Wholesale Services

We provide transaction based services to other service providers based on the feature set of the Nexus platform.  Service providers utilize our services to provide telecommunication services to facilities that require a secure call management solution.  The features we offer vary based on the specific needs of the service provider.  With the scalability of the Nexus system we are able to provide services across the country without requiring a large capital deployment for new facilities.  This enables our customers to provide a unique solution with little upfront capital investment.  In addition, customers are able to deploy a reliable and industry proven platform to their customers without having to focus on technology development.

Direct Services

Our Nexus platform allows us to provide correctional facilities with a feature rich secure call control service that enables inmates to make phone calls while providing the security and investigative features required in correctional facilities.  In addition to telecommunications services the Nexus based system provides enhanced capabilities to provide services such as video visitation, kiosk management, e-mail, and other advanced inmate services not readily available through less advanced systems.  Traditionally feature rich systems, because of cost, were only available to larger facilities.  With the Nexus based platform, because it is centrally located, we are able to provide a full suite of features to smaller facilities, enabling us to provide services traditionally unavailable to this section of the market.  Our services provide correctional facilities with three unique advantages:

1.	Increased revenue as a result of a highly reliable system.
2.	Operational efficiencies that ease the administrative burden on the correctional facility.
3.	Superior investigative tools that also enable information to readily be shared with outside agencies.

We continue to enhance our system and service offerings based on our 35 years of industry experience and the unique requirements of our customers.  In addition, we work with other large communications providers to engineer new unique solutions that we are able to integrate back into our product and service offering.

Business of Government Services

The Government Services Division provides engineering services coupled with advanced technology solutions to agencies of the federal government. We have developed advanced data management applications, Internet server technology, and information systems within federal agencies. Our technology and services helps our customers reduce development time for projects, manage the deployment of applications across the Internet to desktops around the world and implement military grade security on all systems where the applications are deployed.  We have designed, developed and implemented advanced business management applications, integration technologies and enterprise geospatial systems. We currently support several operational systems in all of these categories for major organizations and defense commands using web-based technologies and the consolidation of custom and commercial off-the-shelf software to unite dissimilar applications into integrated systems.  In addition, we provide network engineering, architectural guidance, database management, expert programming, and functional area expert analysis to our Department of Defense clients.  We provide strategic consulting to support business requirements, change management, and financial analysis and metrics for several of our major federal customers.

The Government Services division comprises approximately 90% of its revenues from the Department of Defense.  Our contracts with the Federal Government are comprised of three contract types; time and materials, fixed price, and cost plus.  These contract types are dependent on the Federal Government and we have little control over the type of contract the Federal Government chooses to operate under.  In addition, we have a mix of prime contracts, where the contract is awarded to us, and subcontracts where we are a sub on another organization’s prime contract.  We currently have approximately 90% of our revenues being generated from prime contracts.  As we expand our business, we anticipate partnering with other organizations and having a more equal split between prime and sub contracts.

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

Aquifer Software

We develop and market the Aquifer Application Services Platform, a proprietary software product embedded in the applications developed for our customers. Aquifer is an out-of-the-box application framework for secure, Web-enabled, multi-platform applications. It implements application and data security that exceeds military and commercial standards. Built on Web services, Aquifer provides developers with a simplified, clear path to implement applications in a Service Oriented Architecture (SOA). New and legacy applications inherit Aquifer’s adaptability and scalability creating immediate value for the end user or client. Using Aquifer, developers accelerate the creation, conversion, deployment, and maintenance of next generation, Internet-ready, multi-tiered business applications. Aquifer’s unique architecture includes the capability to support smart clients, occasionally connected clients, thin clients, and mobile clients tightly integrated with a secure application server, software development kit/migration tool, and Web Service components with the necessary management utilities. It can be used to rapidly re-deploy existing client/server systems and desktop applications as secure Web-enabled smart client systems as well as adapt existing Windows applications to a Web services environment without modifying user interfaces.

Aquifer is a .NET application platform built on a service-oriented architecture that delivers scalable and secure Web applications to Windows desktop and Windows CE platforms. Aquifer gives us a competitive advantage with its service bids by; (i) reducing development time and (ii) enabling the management and the deployment of applications across the Internet to desktops around the world. For Secured Cloud Computing, the Aquifer server and client software lets clients host the applications they need to work in a secure web environment. For developers, the Aquifer Software Development Kit (SDK) allows them to build applications that are protected and ready to use in a secure cloud environment. Additionally, The Aquifer suite of tools is DIACAP compliant and allows clients to build, host, and work with tools that are secure and ready to use in the DoD environment. The DoD Information Assurance Certification and Accreditation Process (DIACAP) is the United States Department of Defense (DoD) process to ensure that risk management is applied on information systems. DIACAP defines a DoD-wide standard set of activities, general tasks and a management structure process for the certification and accreditation (C&A) of a DoD information system that will maintain the information assurance (IA) posture throughout the system’s life cycle. Within this secure framework, Aquifer helps organizations solve the following problems:

●	Reduction in application development time, cost and risk;
●	Reduction of desktop and PDA application deployment time and cost;
●	Increased richness of user experience;
●	Elimination of security concerns inherent with Web browser vulnerabilities;
●	Decreased server software and hardware costs; and
●	Optimization of network resources for best performance.

We market Aquifer as both a productivity tool and a secure application platform. Whether modernizing legacy applications or building new service-oriented, Web based systems, Aquifer is designed to shorten the time it takes to develop and deliver custom solutions in Microsoft .NET environments. Aquifer provides many common service components including:

●	Data Access;
●	Role-based User Profiles;
●	Flexible Security Model including strong encryption;
●	Configuration Management;
●	Event Management;
●	Integration Gateways; and
●	Secure Client.

Chemical, Biological, Radiological, Nuclear, and Explosive (CBRNE) Technologies

Our Government Services Division also offers two unique technologies for the complete command, control, monitoring, and integration of disparate sensor systems both within and beyond the CBRNE domain. These ruggedized platforms meet all Joint Service specifications for battlefield use, and are small form factor systems for mobile applications. Both systems are currently in use within the DoD and are being integrated into next generation CBRNE platforms for even greater long range protection of our troops in the future.

SensorView Software

SensorView is a command, control, and monitoring system that provides a Secure Plug and Play (SPnP) backbone for the integration of numerous CBRNE, weather, navigation, video, motion, and other sensor types using a variety of standard wired and wireless interfaces. SensorView is completely flexible, modular, and scalable allowing multi-sensor and multi-site networking and reporting. It can be used with both fixed and mobile units to provide real time monitoring and protection.  The system generates automated and standardized NBC messages that can be used across the entire JPM IS family of platforms. SensorView software is Microsoft Windows and Internet browser based for ease of use with a customizable interface that is easy to learn and modify to the specific display needs of the user. A scalable Graphical Information System (GIS) display shows up to four layered dialog boxes based on mission priorities to keep data clear and uncluttered for the operator at all times. A simulator is also provided with the system to assess new potential sensors before they are integrated with the platform. Complete training materials with on site instruction are also available. SensorView can be used with or without encryption and can be exported for use by Allied Coalition partner nations.

The OneVoice System

The OneVoice system, also known as the JWARN Component Interface Device (JCID) on a Chip, or JoaC, is a universal network card that allows non-standard CBRNE or other sensor types to communicate with JWARN and other standardized command and control sensor platforms. OneVoice acts as a protocol translator for legacy sensors, allowing connectivity through both the JWARN JCID Interface (JJI) and the Common CBRN Sensor Interface (CCSI). The system can be integrated directly with a sensor, or hung externally as a ‘dongle’ to provide the needed connectivity. It is a flexible system, working with a variety of hardware platforms and operating systems, and can be integrated through standard wired or wireless physical interfaces on the sensors themselves. The OneVoice network card also contains onboard RAM and Flash memory as well as an integrated Global Positioning System (GPS), providing the ability to perform data fusion and computation at the node itself, which delivers added power to mesh network sensor configurations.

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

We continue to market our Aquifer Application Services Platform to federal government agencies, systems integrators and, independent software vendors that are building Windows rich Internet applications. Aquifer’s products, training and services are focused on the .NET Windows application development market where enterprise IT organizations and systems integrators are tasked with building and managing applications that run on the Internet using the .NET Framework. We market our CBRNE Technologies to government clients and commercial systems developers who seek the integration of disparate sensor systems both within and beyond the CBRNE domain.

EMPLOYEES

As of December 31, 2010, we had 44 full time employees and no part time employees. We supplement full-time employees with subcontractors and part-time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

Liquidity Risk

Our liquidity is highly dependent on our (i) cash reserves (ii) availability on our credit facility and (iii) our ability to achieve our planned operating cashflows. In the event there is an unexpected downturn in our business or we are unable to achieve our operating goals, the Company would need to modify its debt agreements, curtail operations and obtain alternative funding in a challenging credit environment. Since our borrowing capacity is limited by the level of our eligible trade receivables, more reliance will be placed on our ability to achieve planned operating performance to fund our debt payments coming due in the next twelve months. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain alternative financing.

We depend on contracts with the federal government for a substantial majority of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 74% of our total revenue in FY 2010 and 93% of our total revenue in FY 2009 from federal government contracts, either as a prime contractor or a subcontractor. We expect that federal government contracts will continue to be the primary source of our revenue for the foreseeable future. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the Department of Defense (“DoD”), or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Because we depend on government contracts for a significant percentage of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United States government either as a prime or a subcontractor accounted for approximately $9,985,000, or 74% of revenues, for the year ended December 31, 2010 as compared to $14,483,000 or 93% of our revenues for the year ended December 31, 2009. Our government contracts are incrementally funded for periods ranging up to twelve months, and the government agencies may require re-bidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a material decline in our revenues and cash flows.

We derive a significant portion of our revenues from two multi-year contract vehicles.

Approximately $6,347,000 or 47% of our total 2010 revenues versus $11,354,000 or 73% in 2009 come from two contract vehicles (Seaport-e and SSA Task orders) under Joint Program Manager Information Systems (JPMIS). These contracts are multi-year contracts (base year plus four option years) and are incrementally funded for interim periods up to twelve months. A termination or modification of these contracts would seriously harm our business and have a material impact on the Company’s revenues and cash flows.

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

We have recently made acquisitions and we may make additional acquisitions in the future. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	the difficulty of incorporating acquired rights or products into our existing business;

●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired; and

●
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

As of March 30, 2011, we had 23,053,036 shares of common stock issued and 22,762,628 outstanding. Additionally, we have 47,027,681 shares of common stock issuable upon conversion of our preferred stock and warrants. The sale or potential sale of these shares issuable pursuant to convertible securities and warrants may result is substantial dilution to the holders of common stock and these factors may have a depressive effect upon the market price of our common stock.

The volatility of and limited trading market in our common stock may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years, the market price for our common stock has ranged from $0.05 to $0.15.   Any future market price for our shares is likely to continue to be very volatile. Further, our common stock is not actively traded, which may amplify the volatility of our stock. These factors may make it more difficult for you to sell shares of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES.

We lease a 3,000 square foot office in an industrial park in Pennsauken, New Jersey. This space is also used to test our products and for other corporate activities. Our lease dated May 19, 2003 was amended and extended for a term of 1 year set to expire on May 31, 2011 at $2,750 per month.  We are currently in the process of renewing this lease.

SMEI leases a facility located at 2411 Dulles Corner Drive, Herndon Virginia 20171. The lease is pursuant to a Lease dated October 22, 2007 which was amended on August 6, 2010. The lease was amended to 6,400 square feet and extended to October 31, 2011 at $14,666.67 per month until August 1 2011 at which time the monthly payment increases to $15,109 per month until maturity of October 31, 2011. We are currently in the process of renewing this lease.

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

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock for the years ended December 31, 2010 and 2009 and the interim periods through March 30, 2011. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below have been adjusted to reflect the one-for-ten reverse split.

Year Ended December 31, 2011

	High	Low
First Quarter ended March 31, 2011 (through March 30, 2011)	$0.35	$0.12

Year Ended December 31, 2010

	High	Low
First Quarter ended March 31, 2010	$0.14	$0.05
Second Quarter ended June 30, 2010	$0.13	$0.08
Third Quarter ended September 30, 2010	$0.13	$0.07
Fourth Quarter ended December 31, 2010	$0.14	$0.06

Year Ended December 31, 2009

	High	Low
First Quarter ended March 31, 2009	$.15	$.07
Second Quarter ended June 30, 2009	$.15	$.06
Third Quarter ended September 30, 2009	$.09	$.07
Fourth Quarter ended December 31, 2009	$.10	$.05

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of March 30, 2011, we had 22,762,628 outstanding shares of common stock held by approximately 288 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of 5% Series B Preferred Stock. In 2010, the Company recorded and accrued $25,108 of dividends payable. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,043,500	$0.08	2,908,,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	8,043,500	$0.08	2,908,000

RECENT SALES OF UNREGISTERED SECURITIES

On February 14, 2011, the Company issued 454,546 shares of newly-designated Series D Convertible Preferred Stock for $1,000,000, pursuant to a Securities Purchase Agreement with Barron Partners LP.   Each Series D Share is convertible into 20 common shares of the Company’s common stock at $0.11 per share, subject to adjustment and limitations.   Upon liquidation, dissolution or windup, each share of Series D Preferred Stock shall entitle its holder to receive $2.20 out of the assets of the Company, prior to any distribution to any class of junior securities.

            The Series D Preferred Stock has no voting rights, except as required by law. However, so long as any shares of Series D Preferred Stock are outstanding, the Company is subject to limitations on certain actions unless pre-approved by holders of 75% of the shares of the Series D Preferred stock then outstanding.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Business Overview

We derive a substantial portion of our total revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies reported under our government services segment.  Revenues for the year ended December 31, 2010 from government services accounted for $9,985,000 or 74% of total revenues which compared to $14,483,000 or 93% in 2009.  Although we should continue to see our government services revenues accounting for a significant portion of our total revenue we expect to see the percentage to continue to trend downward based on continued anticipated revenue growth in our telecom services segment. For the twelve months ended December 31, 2010, revenues from our telecom services segment increased to 26% of total revenues from 7% in the 2009.

We operate in two principal business segments: Government Services and Telecom Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Telecom Services:

Historically, our revenue from the telecom services has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.2 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model, our telecom services revenues increased 220% from 2009.   There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

The new direct services model will continue to require the company to make upfront capital investments in equipment with each new contract win.  To date, we have secured equipment financing to support our contract wins.  In addition, in the second quarter ended June 30, 2010 we had made a $1,300,000 investment in patent licensing technology.  We were able to finance this payment with the $1,250,000 debt financing closed earlier in the year.   The change in strategy to a direct service based model should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business.

Government Services:

Our Government services segment revenues decreased 31% from 2009.  The decrease was driven primarily by a decline late 2009 and during 2010 in lower margin subcontractor or pass-through revenues on certain programs under our SPAWAR contracts which accounted for 25% of the decrease. Approximately 38% of our government revenues consists of pass-through or subcontractor revenues which compares to 51% in the prior year.   Of our total government services revenues, approximately 64% were from two Prime contract vehicles under SPAWAR compared to 78% in 2009.  As a growth strategy, in addition to marketing our services into current agencies we have contracts with, we have entered into a number of teaming agreements with larger government contractors potentially enabling us to provide services on current contracts that they have been awarded.   This would decrease the concentration risk of revenues attributable to our SPAWAR contracts.  As we continue to add new contracts and utilize in-house labor our reliance on lower subcontractor revenue should continue to trend downward.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 21, 2009

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2010	2009
Sales	$13,538,319	$15,595,433

Net loss	$(1,416,352)	$(1,326,967)

Net loss per common share – Basic and Diluted	$(0.06)	$(0.08)

	OPERATING EXPENSES		PERCENT OF SALES
	2010	2009	2010	2009

Research & Development	549,186	541,783	4.1%	3.5%

Selling, General & Administrative	4,830,024	5,189,848	35.7%	33.3%

REVENUES:

Total revenues were $13,538,000 for the year ended December 31, 2010, compared to $15,595,000 in 2009. This represents a decrease in 2010 of 13.2%. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 74% of total revenues compared to 93% in the year ago period.

Our Government services revenues decreased by $4,498,000 or 31.1% to $9,985,000 from $14,483,000 in the year ago period. The decrease was primarily due to a decrease in funding on certain programs in the latter part of 2009 and during 2010 under our main SPAWAR contract vehicles. The revenue decrease was mainly attributable to a decrease in lower margin subcontracted or “pass-through” revenues which accounted for 25% of the decrease from prior year and to a lesser extent a decline in in-house or direct labor revenues.

Our telecom segment revenues increased by $2,441,000 or 220% to $3,554,000 from $1,112,000 in the prior year. The revenue growth was mainly attributable to our new direct services product launched in the latter part of 2009.

GROSS PROFIT:

Our gross profit as a percent of sales increased to 37.2% from 33.6% in the prior year period.  The increase was mainly due to an increase in gross profit percentage in our government services segment to 38.3% from 31.7% in the prior year resulting from a decline in the level of subcontracted or “pass-through” revenues relative to our direct labor revenues.  This was partially offset by a decline in gross profit percentage in our communication segment from 58.2% to 34.1% a result of the introduction of direct services in the latter part of 2009. The legacy gross profit in our telecom services segment from wholesaling telecom equipment systems and services runs in the low 60% range. The direct service gross profit percentage runs in the 20 to 30 percent range.

RESEARCH AND DEVELOPMENT:

Research and development expenses increased slightly to $549,000 for the fiscal year ended December 31, 2010 from $542,000 in the year ended December 31, 2009. Engineering staffing levels are comparable to 2009 levels. Management believes that continual enhancements of the Company’s products will be required to enable us to maintain its competitive position. We will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses (“SG&A”) consist primarily of expenses for management, finance and administrative personnel, legal, fringe costs, indirect overhead costs, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2010, SG&A decreased to $4,830,000 from $5,190,000 for the comparable year ended December 31, 2009, representing a decrease of $360,000 or 6.9%. As a percentage of revenues, SG&A costs for 2010 increased to 35.7% from 33.3% for the year ended December 31, 2009. The dollar decrease in expense was mainly attributable to a decrease general and administrative expenses due to cost cutting measures, and a decrease in variable fringe and indirect overhead expenses which declined in line with a decrease in billable staff in our Government segment. These decreases were partially offset by an increase in selling costs supporting our new direct services product launched late 2009 in our communications segment.

AMORTIZATION & IMPAIRMENT

Non-cash amortization expense for 2010 and 2009 related to intangible assets recognized in the purchase accounting of SMEI and LGS and the IP rights purchased in 2010 amounted to $689,000 and $1,197,000 respectively.  The decrease in 2010 is attributable to certain of our intangible assets becoming fully amortized in the prior periods. (See Note 8 for a full discussion).

INTEREST EXPENSE

Interest Expense consists of interest paid and accrued on our notes payable and outstanding balance on our credit facility. Interest expense increased to $437,000 for the year ended December 31, 2010 from $237,000 for the prior year ended December 31, 2009. The increase was primarily due to the interest costs on the $1,250,000 Note closed earlier in 2010.

EXTINGUISHMENT LOSS

In the first quarter of 2010, we recorded $130,000 as a loss on extinguishment for the issuance of 1,400,011 shares of Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for cash proceeds of $250,000 and the return and cancellation of 1,955,132 shares of Series A warrants.

NET LOSS

Our net loss for the year ended December 31, 2010 was $1,416,000 which compared to a net loss  of $1,327,000 for the year ended December 31, 2009. Net income is influenced by the matters discussed in the other sections of this MDA However, it should be noted that our 2010 net loss included $154,323 of derivative expense compared to derivative income of $39,036 in 2009. Derivative income or loss represents the increase of decrease in fair value of derivative liabilities (principally compound derivatives that were bifurcated from hybrid convertible securities and non-exempt warrants). See Derivative Income above where we discuss the material assumptions underlying fair value adjustments and their potential effect on income. Also included in our 2010 net loss was a non-cash extinguishment loss of $130,000 recorded on the issuance of Preferred Stock Series A for $250,000 cash and the cancellation of 1,955,000 warrants outstanding.

INCOME APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to our net income, cumulative undeclared dividends on our Series B Preferred Stock amounting to $25,000 and $25,000 for the year ended December 31, 2010 and 2009, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $324,000 at December 31, 2010 from $213,000 at December 31, 2009.

Net cash provided by operating activities was $777,000 for the twelve months ended December 31, 2010 compared to net cash used for operating activities of $119,000 in the corresponding twelve months ended December 31, 2009. Net cash provided by operating activities in the current year was mainly driven by a decline in the level of receivables of approximately $500,000 versus prior year. This was a result of lower 4th quarter billings in our government services segment compared to year ago 4th quarter levels.  The decline was primarily due to a decrease in subcontracted or pass-through billings on programs under our SPAWAR contract vehicles.

Net cash used in investment activities was $1,358,000 for the twelve months ended December 31, 2010 compared to $284,000 in the corresponding period ended December 31, 2009. Investing activities were comprised of $1,300,000 for patent licensing and $58,000 for the purchase of property, plant and equipment supporting our direct services model in our telecom segment. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with operating cashflows and equipment based financing. The capital requirement for our Government services business is not material and is mainly driven by increases in the level of billable staff which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $692,000 for the twelve months ended December 31, 2010 compared to net cash used by financing activities of $748,000 in the corresponding twelve months ended December 31, 2009. The $692,000 consisted of, (i) proceeds from financings totaling $1,350,000, (ii) less repayments of short term notes totaling $38,000, (iii) less principal payments on capital leases of $41,000 and (iv) net payments on our credit facilities of $578,000.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to our historical losses from operations combined with a working capital deficiency. At December 31, 2010  working capital deficiency was $1,417,000 which compared to a working capital deficiency of $1,325,000 at December 31, 2009. These conditions raise doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cashflows over current levels, continued availability under our line of credit financing and the ability to raise alternative financing when needed. There is no assurance that the we will be able to raise alternative financing and/or restructure existing debt when and if operating cashflows are not sufficient to pay our current level of indebtedness in the next twelve months.

Financing activities:

On July 17, 2009, we and a wholly-owned subsidiary, Ricciardi Technologies, Inc. (“LGS (formerly RTI)”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

Pursuant to the terms of the Action Agreement, Action Capital agreed to provide us with advances of up to 90% of the net amount of certain acceptable account receivables of the Company (the “Acceptable Accounts”). An acceptable receivable is one that is approved by Action Capital and less than 90 days old.  The maximum amount eligible to be advanced to us by Action Capital under the Action Agreement is $3,000,000.  We shall pay Action Capital interest on the advances outstanding under the Action Agreement equal to the prime rate of Wachovia Bank, N.A. in effect on the last business day of the prior month plus 1%.  In addition, we shall pay a monthly fee to Action Capital equal to 0.75% of the outstanding balance at the end of the month.

Pursuant to the Action Agreement, we granted Action Capital a security interest in certain assets of the Company including all accounts, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing. At December 31, 2010, we had $259,826 outstanding on its credit facility with Action Capital.

                On June 16, 2009, we entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment to support the PIMA county contract in our communications group. The terms of equipment financing included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of December 31, 2010, the outstanding balance was $53,055.

On February 1, 2010, we received cash proceeds of $250,000 from Barron Partners LP in exchange for the issuance of 1,400,011 shares of Series A Preferred Stock and the return and cancellation of 1,955,000 “A” warrants. Each share of  Series A Preferred is convertible to 3.5714 shares of common stock.

On January 4, 2010, we entered into a patent licensing agreement supporting its communication services products.  In conjunction with the agreements the Company agreed to pay $1,300,000 as follows:  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000 on June 30, 2010.  We have paid in full the $1,300,000.

On February 19, 2010 (effective date), we amended the terms on the $750,000 note ($562,500 remaining balance as of December 31, 2009) as follows: (i) the interest rate was increased to 15% from 10%, (ii) the maturity date of the note was extended to August 19, 2012 from October 15, 2010., (iii) the principal amortization of the note was changed from monthly payments of $62,500 to a lump sum payment of $531,000 due August 19, 2011.  A call option was added on the principle balance of $531,000 after twelve months from the effective date upon 45 days prior written notice.  The call option was exercised and the $531,000 note was paid in full in February 2011.

On June 11, 2010, we closed on a Note Payable with I. Wistar Morris for $1,250,000.  The proceeds to the Company were $1,100,000. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $1,250,000 including interest. Until maturity, we are required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,287,500 which includes the final interest payment. The note is secured by certain receivables totaling $1,250,000. Concurrent with the note, an intercreditor agreement was signed between Action Capital and I. Wistar Morris where Action has agreed to subordinate the Action Lien in certain government contracts, task orders and accounts receivable totaling $1,250,000. As of the date of this filing, we are current with the quarterly interest payments of $37,500.

On February 14, 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with Barron Partners LP (“Barron”) pursuant to which Barron purchased 454,546 shares of Series D Convertible Preferred Stock  (the “Series D Stock”) for $1,000,000.    Each Series D Share is convertible into 20 common shares of the Company’s common stock at $0.11 per share, subject to adjustment and limitations.   In advance of the transaction, the Board of Directors approved and the Company filed a certificate of designation for Series D Convertible Preferred Stock. We will use the proceeds from issuance of the shares of Series D Stock to expand production capacity, establish sales offices and fund promotional efforts and fund working capital and acquisition needs, after paying legal and administrative fees incurred in connection with this transaction.

Our current cash position, availability on its line of credit and current level of operating cashflows are not adequate to; (i) support  its current working capital requirements (ii) support the interest costs on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth anticipated in our telecommunications segment. In this regard, we are highly dependent on increasing our operating cash flows over current levels, maintaining continued availability on our line of credit facility and being able to raise alternative financing in a challenging credit environment. Although we were able to raise $1,000,000 on February 14, 2011 to be used mainly to support the expansion of our telecom services segment, we will still need to grow our operating cash flows and raise additional capital to support our working capital requirements during 2011. There can be no assurances that the Company’s businesses will generate sufficient forward cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.  Additionally, we are highly dependent on the renewal of funding under our SPAWAR contract vehicles after the option year ending March 31, 2011 which contributed 47% of our total revenues for the twelve months ended December 31, 2010.  Any interruption in task order funding renewals on these vehicles will have a material adverse effect on operations and our ability to continue business as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND SENSITIVE ESTIMATES:

Use Estimates

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

Basis of Financial Statement Presentation

At December 31, 2010 we had a working capital deficiency of $1,417,000 including non-cash derivative liabilities of $228,000. During 2010, we had a loss from operations of $907,000 which included non-cash items totaling $1,264,000. The non-cash items totaling $1,264,000 consisting of; $689,000 in amortization of intangibles, $511,000 of stock-based compensation and  $64,000 of depreciation expense. This condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and increased operating cashflows. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We apply the guidance of SOP-97.2 with regards to its software products. Under this guidance, we determined that our product sales do not contain multiple deliverables for an extended period beyond delivery where bifurcation of multiple elements is necessary. The software is embedded in the products sold and shipped. Revenue is recognized upon delivery, installation and acceptance by the customer. PCS (post-contract customer support) and upgrades are billed separately and when rendered or delivered and not contained in the original arrangement with the customer. Installation services are included with the original customer arrangement but are rendered at the time of delivery of the product and invoicing.

We provide IT and business process outsourcing services under cost reimbursable, time-and-material, fixed-price contracts, which may extend up to 5 years. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis Revenue is generally recognized when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated.

●
Under cost reimbursable contracts, we are reimbursed for allowable costs, and paid a fee. Revenues on cost reimbursable contracts are recognized as costs are incurred plus an estimate of applicable fees earned. We consider fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. Certain cost under government contracts are subject to audit by the government. Indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits. Management believes that any adjustment by the government will not be material to the financial statements.

●
Revenue on time and materials contracts are recognized based on direct labor hours expended at contract billing rates and adding other billable direct costs. For fixed price contracts that are based on unit pricing or level of effort, we recognize revenue for the number of units delivered in any given fiscal period. For fixed price contracts in which we are paid a specific amount to provide a particular service for a stated period of time, revenue is recognized ratably over the service period.

●
Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider its previous experiences with its customers, communications with its customers regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Impairments of long-lived assets

At least annually, we review all long-lived assets with determinate lives for impairment. Long-lives assets subject to this evaluation include property and equipment and intangible assets that amount to $5,447,000 or 60% of total assets at December 31, 2010. We consider the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, we establish the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about our performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in our direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, we would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets of businesses we acquired. Goodwill is not amortized. Rather, we test goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value of the reporting unit to determine if there is an indication that potential impairment may exist. One of the most significant assumptions underlying this process is the projection of future sales. We review its assumptions when goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2010.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2010, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

On February 14, 2010, the Company issued and sold 454,546 shares of Series D Preferred Stock to Barron Partners LP. Each share of Series D Preferred is convertible to 20 shares of common stock at the option of the holder.  The Company received cash proceeds of $1,000,000 from the private placement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Paul Burgess	45	President, chief executive officer and director
Joe Noto	51	Chief financial officer and secretary
Robert E. Galbraith	66	Director
Donald Upson	56	Director

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Paul Burgess	2010	$250,000	$25.000						$275,000
President, Chief	2009	250,000	75,000						$325,000
Executive Officer and Director	2008	$225,000			$621,376				$845,376

Joe Noto	2010	$175,000	$25,000						$200,000
Chief Financial	2009	$175,000	$30,000						$215,000
Officer	2008	$150,000	$30,000		310,688				$490,688

(1)	Represents performance bonus earned in the year when paid.

(2)
These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model. The options vest annually on the anniversary date over 3 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2010:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $

Joe Noto		200,000	(a)		$0.08	July, 2015
		1,400,000	(a )		$0.08	May, 2018

Paul Burgess		200,000	(b)		$0.08	May, 2014
		200,000	(b)		$0.08	Oct, 2014
		600,00	(b)		$0.08	Feb, 2015
		2,800,000	(b)		$0.08	May, 2018

(a)	1,133,334 vest as of December 31, 2010; and 466,666 vesting May 2011

(b)	2,866,667 vest as of December 31, 2010; 933,333 vesting May 2011

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information about shares of common stock beneficially owned as of March 30, 2011 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	2,866,667	12.6%
Robert Galbraith (4)	961,000	4.2%
Barron Partners LP (5)	1,113,753	4.9%
Burlington Assembly of God (6) 2035 Columbus Road Burlington, New Jersey 08016	1,333,333	5.9%
Joe Noto (3)	1,333,334	5.9%
Laurus Master Fund, Ltd. And wholly owned subsidiaries (8)	2,078,333	9.1%
Friedlander & Co., Inc. (9)	1,935,200	8.5%
Donald Upson	28,637	*
Alan Bashforth (7)	2,324,836	10.2%
All named executive officers and directors as a group (4 persons)	5,189,638	22.8%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated, 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)
Applicable percentage ownership is based on 22,762,628 shares of common stock outstanding as of March 30, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents shares issuable upon exercise of options.

(4)	Includes 5,000 shares owned by Mr. Galbraith’s wife, as to which Mr. Galbraith disclaims beneficial interest

(5)
Barron Partners also holds preferred stock and warrants which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the note and warrant, by their terms, may not be converted or exercised if such conversion or exercise would result in Barron Partners or its affiliates owning more than 4.9% of our outstanding common stock. This limitation may not be waived.

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

(8)
Includes warrants to purchase 600,000 shares of common stock at an exercise price of $1.10; warrants to purchase an aggregate of 1,458,333 shares of common stock at an exercise price of $0.10 per share; and warrants to purchase 300,000 shares at an exercise price of $0.80 per share. The warrants exercisable at $0.10 per share have certain exercise limitations which prevent the holder from exercising such that they would control in excess of 9.99% of the Company’s issued and outstanding capital. The remaining warrants have certain exercise limitations which prevent the holder from exercising such that they would control in excess of 4.99% of the Company’s issued and outstanding capital.

(9)
Includes 200,00 shares in which Theodore Friedlander III, a controlling person, reports beneficial ownership as a result of having sole voting power over such shares.  Mr. Friedlander beneficially owners less than 1% of the shares held by Friedlander and disclaims beneficial ownership of all other shares held by Friedlander.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $84,500 and $79,500, respectively.

Audit-Related Fees

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009 were $12,500 and $14,500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4
Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5
Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6
Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7
Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.8
Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3
Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP(1)

4.5	Promissory Note issued to Barron Partners LP(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC(1)

4.7	Secured Promissory Note issued to Michael Ricciardi(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated(1)

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1
Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005)(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

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

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi(1).

10.17	Amendment to Employment Agreement - Paul Burgess(1)

10.18	Amendment to Employment Agreement - Joe Noto(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008(2)

10.22	Certificate of Designations of Series C Preferred Stock(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris(4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011(5)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

(1)	Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
(2)	Incorporated by reference to the 8-K filed by the Company on July 8, 2008
(3)	Incorporated by reference to the 8-K filed by the Company on March 27, 2009
(4)	Incorporatedby reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010
(5)	Incorporated by reference to the 8-K filed by the Company on February 22, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: March 31, 2010	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

	By:	/s/ Joseph Noto
Date: March 31, 2011		Joseph Noto
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	March 31, 2011

/s/ Joseph Noto
Joseph Noto	Chief Financial Officer and Secretary	March 31, 2011

/s/ Robert Galbraith
Robert Galbraith	Director	March 31, 2011

/s/ Donald Upson
Donald Upson	Director	March 31, 2011

Lattice Incorporated Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheets of Lattice Incorporated and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and subsidiaries as of December 31, 2010 and  2009, and the results of their operations and their cash flows for  year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Acquavella, Chiarelli, Shuster, Berkower & Co., LLP

Iselin, NJ 08830
March 31, 2011

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS:
Current assets:
Cash	$324,149	$212,616
Accounts receivable	3,059,342	3,560,293
Inventories	22,052	29,402
Other current assets	246,589	133,405
Total current assets	3,652,132	3,935,716

Property and equipmen, net	258,258	264,753
Goodwill	3,599,386	3,599,386
Other intangibles, net	1,588,909	977,455
Other assetes	46,512	54,259
Total assets	$9,145,197	$8,831,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,066,862	$1,780,143
Accrued expenses	1,717,271	1,719,831
Deferred revenues	67,879	-
Customer advances	103,869	94,954
Notes payable - current	885,592	1,503,742
Derivative liability	228,108	161,570
Total current liabilities	5,069,581	5,260,240
Long term liabilities:
Notes Payable - long term	1,367,548	188,466
Deferred tax liabilities	256,512	440,832
Total long term liabilities	1,624,060	629,298
Total liabilities	6,693,641	5,889,538

Shareholders’ equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,567,685 issued respectively	75,307	75,677
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	5,200
Common stock - .01 par value, 200,000,000 authorized,	229,425	178,104
22,942,437 and 17,810,281 issued, 22,639,450 and 17,507,294 outstanding respectively
Additional paid-in capital	39,853,503	38,925,743
Accumulated deficit	(37,293,357)	(35,851,892)
	2,880,078	3,342,832
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	2,321,982	2,784,736
Equity Attributable to noncontrolling interest	129,574	157,295
Total liabilities and shareholders’ equity	$9,145,197	$8,831,569

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
DECEMBER 31,

	2010	2009

Sales	$13,538,319	$15,595,433

Cost of sales	8,507,902	10,355,860

Gross Profit	5,030,417	5,239,573

Operating expenses:
Selling, general and administrative	4,830,024	5,189,848
Research and development	549,186	541,783
Impairment loss	-	235,301
Amortization expense	558,546	1,196,992
Total operating expenses	5,937,756	7,163,924

Loss from operations	(907,339)	(1,924,351)

Other income (expense):
Derivative expense	(154,323)	39,036
Extinguishment ( loss)	(130,055)	-
Interest expense	(436,676)	(237,088)
Total other income	(721,054)	(198,052)

Noncontrolling interest	27,721	35,985

(Loss) before taxes	(1,600,672)	(2,086,418)

Income taxes (benefit)	(184,320)	(759,451)

Net loss	(1,416,352)	(1,326,967)

Reconciliation of net loss to
income applicable to common shareholders:
Net (loss)	(1,416,352)	(1,326,967)
Preferred stock dividends	(25,108)	(25,108)
Loss applicable to common stockholders	(1,441,460)	(1,352,075)

Income (loss) per common share
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

Weighted average shares:
Basic	22,639,450	16,634,610
Diluted	22,639,450	16,634,610

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009

Cash flow from operating activities:
Net loss	$(1,416,352)	$(1,326,967)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative income	154,323	(39,036)
Amortization of intangible assets	688,546	1,196,992
Impairment	-	235,301
Deferred income taxes	(184,320)	(759,451)
Extinguishment loss	130,055	-
Minority interest	(27,721)	(35,985)
Share-based compensation	510,870	513,816
Depreciation	64,495	40,797
Changes in operating assets and liabilities:	-
(Increase) decrease in:
Accounts receivable	500,951	397
Other current assets	12,667	(12,329)
Other assets	7,747	200
Increase (decrease) in:		-
Accounts payable and accrued liabilities	259,045	(12,223)
Deferred revenues	67,879	-
Customer advances	8,915	79,954
Total adjustments	2,193,452	1,208,433
Net cash provided by (used for) operating activities	777,100	(118,534)
Cash Used in investing activities:
Purchase of intangibles	(1,300,000)	-
Purchase of equipment	(58,000)	(284,460)
Net cash used for investing activities	(1,358,000)	(284,460)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(578,405)	(619,651)
Payments on captial equipment lease	(41,242)	94,297
Proceeds from the issuance of Note	1,100,000
Proceeds from issuance of Series A preferred stock	250,000	-
Loans paid director	(37,920)	(222,166)
Net cash provided by (used in) financing activities	692,433	(747,520)
Net increase (decrease) in cash and cash equivalents	111,533	(1,150,514)
Cash - beginning of period	212,616	1,363,130
Cash - end of period	$324,159	$212,616

Supplemental cash flow information
Interest paid in cash	$436,676	$181,066
Taxes paid	-	-
Supplemental disclosures of Non-Cash Investing & Financing Activities
Purchase of Equipment		110,879
Capital Lease		(110,879)
Additional Paid Capital	(36,952)	(720)
Conversion of preferred shares into common	(14,370)	(280)
Conversion of preferred shares into common	51,322	1,000

Exchange of warrants for preferred series A	-
Derivative liabilities	87,785
Additional paid in Capital	453,840
Deferred financing fees	150,000

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHARHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2010

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Treasury Stock		Total Equity Attributable to	Total Equity Attributable to
	Shares	Amount	Shares	Amount			Shares	Amount	Shareowners of	Noncontrolling
									Lattice Incorporated	Interest
Stockholders’ equity, December 31, 2008	9,358,686	93,587	16,842,428	168,425	38,418,897	(34,499,822)	302,987	(558,096)	3,622,991	193,280

Net Loss						(1,326,967)			(1,326,967)
Net loss attributable o noncontrolling interest										(35,985)
Share-based compensation					513,816				513,816

Conversions of Series “A” Preferred Stock	(271,001)	(2,710)	967,853	9,679	(6,969)	-			(0)

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders’ equity, December 31, 2009	9,087,685	$90,877	17,810,281	$178,104	$38,925,744	$(35,851,897)	302,987	$(558,096)	$2,784,732	$157,295

Net Loss						(1,416,352)			(1,416,352)
Net loss attributable o noncontrolling interest										(27,721)
Share-based compensation					510,870				510,870

Issuance of series A P/S in exchange for 250,000 plus cancel warrant A (Barron)	1,400,011	14,000			453,840				467,840

Preferred A conversions	(1,437,015)	(14,370)	5,132,156	51,321	(36,951)				-

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders’ equity, December 31, 2010	9,050,681	$90,507	22,942,437	$229,425	$39,853,503	$(37,293,357)	302,987	$(558,096)	$2,321,982	$129,574

LATTICE INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a)         Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in Systems Management Engineering, Inc. (“SMEI”) in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc. (“LGS”), (formerly known as Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. With the SMEI and the LGS acquisitions comprising our Government services segment, approximately 74% of the Company’s 2010 revenues are derived from government services which compares to 93% in the prior year.  In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b)         Basis of Presentation and going concern considerations

At December 31, 2010 the Company has a working capital deficiency of $1,417,000 including non-cash derivative liabilities of $228,000 which compared to a deficiency of $1,325,000 in the prior year..  During 2010 the Company had a loss from operations of $907,000 compared to a loss from operations of $1,924,000 in the prior year.  The history of operating losses combined with working capital deficits raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and to raise additional working capital through debt and equity. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

c)         Principles of Consolidation

The consolidated financial statements included the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest.

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

e)         Fair Value Disclosures

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(m), below, derivative financial instruments are carried at fair value.

f)          Cash

The Company maintains its cash balances with various financial institutions. Balance at various times during the year may at time exceed Federal Deposit Insurance Corporation limits.

g)         Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

h)         Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are state at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  At December 31, 2010 and 2009, deferred tax liabilities were $  256,512 and  $440,832, respectively.      .

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

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  We did not recognize any additional tax benefit or additional charges to our tax provision during 2010 and 2009.

i)         Revenue Recognition

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,525,000 and $1,245,000 as of December 31, 2010 and December 31, 2009, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

j)         Share-based payments

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2010 and 2009, there was approximately $228,185 and $699,700 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $228,185     will be amortized over the weighted average remaining service period.

k)        Depreciation, amortization and long-lived assets:

Long-lived assets include:

Property, plant and equipment - These assets are recorded at original cost. The Company depreciates the cost evenly over the assets’ estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

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

The income approach, which is used for the goodwill impairment testing, is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five year projection of operating results and cash flows that is discounted using a build up approach. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future capital expenditures and changes in future working capital requirements based on management projections.

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

l)         Fair Value of Financial Instruments

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

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Fund.  Unobservable inputs reflect the Fund’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of December 31, 2010 and December 31, 2009, the derivative liabilities amounted to$228,108 and $161,570.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

m)       Derivative Financial Instruments and Registration Payment Arrangements

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 9 for additional information.

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

n)        Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments during the year ended December 31, 2010( Government services and Telecom services.)

o)        Basic and diluted income (loss) per common share:

The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock,  options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 77 million shares and 55 million shares at December 31, 2010 and 2009, respectively.

p) Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-06, “Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), that amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, and requires reporting entities to disclose (1) the amount of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) separate information about purchases, sales, issuance and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). ASU 2010-06 also requires reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and disclose the inputs and valuation techniques for fair value measurements that fall within Levels 2 and 3 of the fair value hierarchy. These disclosures and clarification are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 and the provisions of ASU 2010-06 and the adoption of these provisions does not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), an amendment to the disclosure of supplementary pro forma information for business combinations. The amendment specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this guidance in the event it consummates a business acquisition in the future.

In December 2010, the FASB issued ASU 2010-28, “Intangibles - Goodwill and Other” (“ASU 2010-28”), an amendment to goodwill impairment testing. The amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not anticipate any impact from the adoption of this guidance since it does not have any reporting units with zero or negative carrying amounts at December 31, 2010.

Note 2- Segment reporting

Management views its business as one reportable segment: Government services. The Company evaluates performance based on profit or loss before intercompany charges.

	Year Ended
	December 31,
	2010	2009

Revenues:
Government Services	$9,984,804	$14,483,165
Communication services	3,553,515	1,112,268

Total Consolidated Revenues	$13,538,319	$15,595,433

Gross Profit:
Government Services	$3,819,125	$4,591,770
Communication services	1,211,292	647,803
Total Consolidated	$5,030,417	$5,239,573

Total Assets:
Government Services	$7,061,465	$8,270,589
Corporate and Other	2,083,731	560,980
Total Consolidated Assets	$9,145,196	$8,831,569

Note 3 -Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2010 and 2009.

Note 4 -Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2010	December 31, 2009

Computers, fixtures and equipment	$2,373,597	$2,314,444
Less : accumulated depreciation	(2,115,339)	(2,049,691)

Total	$258,258	$264,753

Depreciation expense for December 31, 2009 and 2008 was $65,648 and $40,797, respectively.

Note 5 - Notes payable

Notes payable consists of the following as:

	December 31,	December 31,
	2010	2009

Bank line-of-credit (a)	$259,826	$838,231
Note Payable – (b)	531,000	562,500
Notes payable to Stockholders/director (c )	159,260	197,180
Capital lease payable (d)	53,055	94,297
Note Payable - I Wistar Morris (e)	1,250,000	-
Total notes payable	2,253,141	1,692,208
Less current maturities	(885,592)	(1,503,742)
Long-term debt	$1,367,549	$188,466

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

The outstanding balance owed on the line at December 31, 2010 and December 31, 2009 was $259,826 and $838,231 respectively. At December 31, 2010 our interest rate was 13.5%.

(b) Note Payable

In  February 2010 (“effective date”) the former RTI shareholders   assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The balance at December 31, 2010 and December 31, 2009 was $531,000 and  $562,500 respectively.

(c) Notes Payable Stockholders/Director

The Company has a term note payable with a director of the Company totaling $159,260 and $197,180 at December 31, 2010 and , 2009, respectively. The note bears interest at 21.5% per annum. During  December 2010 the  note was amended  to a monthly payments of $6,000 until maturity   December 31, 2013, any remaining interest and or principal will be paid.

(d) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of December 31, 2010 and 2009, the outstanding balance was $53,055 and $94,297 respectively.

(e) Note Payable – I. Wistar Morris

On June 11, 2010 Lattice closed on a Note Payable with I. Wistar Morris for $1,250,000.  The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $1,250,000 including  any unpaid interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,287,500 including the final interest payment. The note is secured by certain receivables totaling $1,250,000. Concurrent with the note, an intercreditor agreement was signed between Action Capital and I. Wistar Morris where Action Capital has agreed to subordinate the ACTION Lien on certain government contracts, task orders and accounts receivable totaling $1,250,000. As of the date of this filing, the Company is current with all interest payments.

Note 6 – Patent Licensing Agreement

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products.  In conjunction with the agreement the Company paid  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010. The $1,300,000 was paid in full pursuant to the licensing agreement as of June 30, 2010. The $1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $130,000 of amortization expense was included as a component of the communication segment cost of sales for the twelve months December 31, 2010.

Note 7 – Exchange of Series A Preferred Stock for cancellation of Series A Warrants

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

The Series A Preferred was designated on August 28, 2006. The Series A Preferred has a par value of $0.01 and as of the date of the exchange, each share of preferred stock is convertible into 3.5714 shares of the Company’s common stock and would be automatically converted into common stock upon a change in control, liquidation, at an amount equal to $.575 per share.  The conversion price is subject to anti-dilution   protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) sales or issuances of common shares or contracts to which common shares are indexed at less than the stated conversion prices.  Holders of the Company’s Series A Preferred are not entitled to dividends and the Holder has no voting rights.

Note 8 - Goodwill and other intangible assets :
The tables below present amortizable intangible assets as of December 31, 2010 and 2009:

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted average remaining amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(2,216,931)	$(1,001,645)	$163,941	.08 years
Know-how and processes	2,924,790	(2,054,590)	(687,265)	182,936	.08 years
Customer backlog	1,388,355	(1,333,452)	--	54,903	.03 years
Customer lists	279,717	(260,101)	(2,486)	17,129	.01 years
IP Rights Agreement	1,300,000	(130,000)	--	1,170,000	6.63 years
Employment contract	165,000	(165,000)	--	--	--
	$9,440,379	$(6,160,074)	$(1,691,396)	$1,588,909

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted average remaining amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(1,998,343)	(1,001,645)	$382,529	1 years
Know how and processes	2,924,790	(1,810,676)	(687,265)	426,849	2 years
Customer backlog	1,388,355	(1,260,247)	--	128,108	.5 years
Customer lists	279,717	(237,262)	(2,486)	39,969	1 years
Employment contract	165,000	(165,000)	--	--	--
	$8,140,379	$(5,471,528)	(1,691,396)	$977,455

Total intangible amortization expense was $688,546 and $1,196,992 for the year ended December 31, 2010 and 2009, respectively.

Estimated annual intangibles amortization expense as of December 31, 2010 is as follows:

2011	548,909
2012	130,000
2013	130,000
2014	130,000
2015	130,000
Thereafter	520,000
Total	1,588,909

For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amounts. Based on a discounted cash flow analysis, certain intangibles were determined to be impaired as the carrying value was greater than the expected cash flows from the assets. This analysis resulted in an impairment charge of $0 and $235,301 during the years ended December 31, 2010 and 2009, respectively.

The following is a description surrounding the circumstances over the intangible assets and related impairment charges:

•
Know-how and processes: The Company acquired certain frameworks, monitoring systems and know-how related to software and hardware design development, implementation and analysis. The Company’s know-how and processes were valued using the multi-period excess-earnings method, a form of the income approach and the fair value represents the present value of the profit derived from the know-how and processes.  The fair value was less than the carrying value so an impairment charge of $0, and  $235,301  was recognized during the years ended December 31, 2010 and  2009, respectively.

SFAS 142, “Goodwill and Other Intangibles” requires that a goodwill impairment assessment be performed at the “reporting unit” level.   For purposes of this assessment a reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.  As of December 31, 2010 and 2009, all goodwill was allocated to the Government Services Sector which was considered one reporting unit. The goodwill impairment test is applied using a two-step approach. In performing the first step, the Company calculated fair values of the reporting unit using an income approach. Under the income approach, the Company determines fair value based upon estimated future cash flows of the reporting unit which are then discounted to its present value using discount factors which consider the timing and risk of cash flows.  For the discount rate, we used a buildup approach which includes an assessment of the risk free interest rate, the rate of return expected from publically traded stocks, the Company’s size and industry and other Company specific risks.  Other significant assumptions used in the income approach include the terminal value growth rates, future capital expenditures and changes in future working capital requirements.  If the fair value of the reporting unit is greater than its carrying amount, there is no impairment.  If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment loss, if any.  In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all net tangible and intangible assets of the reporting unit other than goodwill.  If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

As of December 31, 2009, we determined that the estimated fair value of the reporting unit exceeded its carrying value by approximately 9.5%; accordingly no further impairment charge was necessary.  As of December 31, 2010, we determined that the estimated fair value of the reporting unit exceeded its carrying value by approximately 8.2%; accordingly no further impairment charge was necessary.

A summary of the changes in the carrying amount of goodwill for the two years in the period ended December 31, 2010 is shown below:

Balance as of January 1, 2009	$3,599,386
Goodwill impairment charges	-
Balance as of December 31, 2009	3,599,386
Goodwill impairment charges	-
Balance as of December 31, 2010	$3,599,386

Note 9 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus and Warrants issued in connection with the September 2006 Barrons security purchase agreement. These derivative financial instruments are indexed to an aggregate of 2,358,333 and 4,313,465 shares of the Company’s common stock as of December 31, 2010 and  2009 and are carried at fair value. The balance at December 31,, 2010 and, 2009 was $228,108 and $161,570 respectively.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2010 and 2009 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 123.01% - 183.73% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 0.27% - 3.36%.

Note 10 - Dividends

The Company accrued and recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the period ended December 31, 2010 and 2009. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Note 11 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2010 and 2009 consists of the following:

	December 31,
	2010	2009

Current	-	-
Deferred	(184,329)	(759,451)

The components of the deferred tax assets (liability) as of:

Net operating loss carry forward	$6,798,509	$6,555,805
Stock base compensation	510,870	174,704
Executive compensation	100,000	68,000

Total Deferred tax Asset	7,409,379	6,798,509
Valuation allowance for Deferred tax asset	7,409,379	6,798,509
Deferred tax asset		-

Deferred tax liability:
Intangible Assets	256,512	440,832
Sec 481c	-	-

Net deferred tax long term	256,512	440,832
Net deferred tax	$256,512	$440,832

As of December 31, 2010 and 2009, the Company generated a net operating loss carry forwards of approximately $20,000,000 available expiring 2011-2030.

The provision for income taxes reported for the year ended December 31, 2010.

	December 31,
	2010	2009

Provision (benefit) for taxes using statutory rate	$(544,228)	$(709,382)
state taxes, net of federal tax benefit	(96,040)	(125,185)
Permanent differences:
None deductable expense	455,948	75,116

Provision (Benefit) for income taxes	$(184,320)	$(759,451)

The Company operates in multiple state tax jurisdictions.  Tax positions are evaluated and liabilities are established for uncertain tax positions that may be challenged by local authorities and may not be supportable under examination.  Tax positions and liabilities are established in accordance with applicable accounting guidance on uncertainty in income taxes in light of changing facts and circumstances.  Based on current available information, the Company believes that a reasonable estimate cannot be made if challenged and not sustained.  Accordingly no provision has been made for the period ended December 31, 2010.

Note 12 - Commitments

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

b)     Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2011 and 2012. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

c)     Capital Lease Payable

On June 16, 2009 the Company entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of December 31, 2010 and 2009, the outstanding balance was $53,055 and $       respectively.

Future minimum lease payments required under leases
	Capital	Operating
	Leases	Leases
2011	$62,352	$174,227
2012		$1,782
2013		-
Total minimum lease payments	$62,352	$176,009

Total rent expense was $331,518 and $372,997 for the year ended December 31, 2010 and 2009 respectively.
Property under capital leases are included in equipment  $110,907 less accumulated depreciation of $11,091.

d)        Legal

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. A number of such claims may exist at any given time. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at December 31, 2010 and 2009.

Note 13- Share-Based Payments

  a)      2002 Employee Stock Option Plan

On November 6, 2002 the stockholders approved the adoption of The Company’s 2002 Employee Stock Option Plan. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. The maximum number of options made available for issuance under the Plan are two million (2,000,000) options. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the Optionee and the Company.

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

The board approved the issuance of options to purchase an aggregate of 850,000 and 400,000 shares of the Company’s common stock to various officers and directors of the company during December 31, 2010 and 2009, respectively.

The Company recorded stock base compensation expense of $510,870 and $513,816 for the year ended December 31, 2010 and 2009, respectively under both plans.

c)        Modification of Employee Options

In  July 2009, the Board of Directors of the Company approved the re-pricing of outstanding employee options to current market. Under the modification, outstanding options  were re-priced at current market ( $0.08 per share ) and extend the vesting period an additional year.  The Company currently has 7,548,500 employee options outstanding  under its 2002 and 2008 stock options plans ranging in strike price from $0.33 to $1.80. The Company record additional stock base compensation expense of $25,365 over the remaining vesting period.

The weighted-average fair value per share of the options granted during 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option pricing model; the following assumptions were used to estimate the fair value of the options at grant date based on the following:

	December 31,
	2010	2009
Risk-Free interest rate	2.91%	2.91%
Expected dividend yield	-	-
Expected stock price volatility	123.01%	106.49%
Weighted average contractual life	8 years	8 years

Weighted average fair value of options granted	$.08	$ ..08

	Number	Number	Weighted
	of Options	of Options	Average
	Available	Outstanding	Exercise Price

Balance January 1, 2009	4,158,000	7,681,000	$0.45

Options granted under Plan in 2008	(400,000)	400,000	0.08

Balance December 31, 2009	3,758,000	7,548,500	$0.08

Options granted under plan in 2010	(850,000)	850000	0.08
Options cancelled		(355,500)
Balance December 31, 2010	2,908,000	8,043,000	$0.08

d)         Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees’ sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company’s Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There are no shares issued under the plan in 2010 or 2009.

Note 14 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company matches 5% of employee contributions. Pension expense for the years ended December 31, 2010 and 2009 was $170,497 and $118,815, respectively.

Note 15 - Major Customers and Concentrations

With the LGS acquisition in September 2006 and the SMEI acquisition closed in February 2005, our primary “end-user” customer is the U.S. Department of Defense (DoD) which accounted for approximately 74% of our total revenues for December 31,  2010 compared to 93% for 2009..

The Company has two contract vehicles under SPAWAR that accounted for   64%  and  78 %  of total revenues  in 2010 and 2009 respectively.  Account receivable for these contracts totaled approximately $1,592,000and $1,904,000   at December 31, 2010 and December 31, 2009 respectively.

Note 16-Subsequent events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Securities Purchase Agreement with Barron Partners LP.

On February 14, 2011,  The Company  entered into a securities purchase agreement   with Barron Partners LP  pursuant to which Barron purchased 454,546 shares of Series D Convertible Preferred Stock  for $1,000,000.    Each Series D Share is convertible into 20 common shares of the Company’s common stock at $0.11 per share, subject to adjustment and limitations.   In advance of the transaction, the Board of Directors approved and the Company filed a certificate of designation for Series D Convertible Preferred Stock.

The Series D Preferred Stock has no voting rights, except as required by law. However, so long as any shares of Series D Preferred Stock are outstanding, the Company is subject to limitations on certain actions unless pre-approved by holders of 75% of the shares of the Series D Preferred stock then outstanding.  Upon liquidation, dissolution or windup, each share of Series D Preferred Stock shall entitle its holder to receive $2.20 out of the assets of the Company, prior to any distribution to any class of junior securities.    Among other covenants, the Company also agreed maintain a majority of its directors as independent directors, including those directors on the audit and compensation committees.

The Purchase Agreement as well as the certificate of designation for the Series D Preferred Stock provide for an adjustment in the initial conversion price and conversion ratio of the Series D Preferred Stock in the event certain gross revenue and earning targets are not met. The Certificate of Designation for the Series D Preferred Stock further provides that Series D Preferred Stock cannot be converted to the extent that such conversion or exercise would result in the holders and their affiliates owning beneficially more than 4.9% of our common stock.  These provisions cannot be modified.  The Certificate of Designation also contains provisions for adjustments in the event of stock dividends or stock splits and provides the certain price adjustment in the event of lower price issuances.

Under the Purchase Agreement, Barrons has a right of first refusal to participate in any subsequent funding in a pro rata basis at ninety percent (90%) of the offering price.   The Purchase Agreement also provides for protections should the Company sell or issue convertible securities, options or warrants involving common share conversion rights.  After four years, the price protection provisions terminate.

The Purchase Agreement also contains Company covenants concerning listing of its common stock, its periodic reporting status and auditors.  Failure by the Company to fulfill these and other covenants could require payment of liquidated damages, payable in Series D Stock or cash, at Purchaser’s option.

The shares of Series D Stock issued pursuant to the Purchase Agreement are also subject to restrictions on dispositions and transfer.   Such limitations permit for dispositions solely when in compliance with federal and state securities laws.   The Company may also impose certain conditions, including delivery of securities law opinions reasonably acceptable to the Company.