Form 10-Q
period 2011-03-31
Lattice INC
filed 2011-05-16
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 13, 2011, there were 27,134,419 outstanding shares of the Registrant’s Common Stock, $.01 par value.

LATTICE INCORPORATED
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	unaudited	audited
ASSETS:
Current assets:
Cash and cash equivalents	$701,972	$324,149
Accounts receivable	3,143,611	3,059,342
Inventories	22,051	22,052
Subscription receivable	224,500
Other current assets	202,855	246,589
Total current assets	4,294,989	3,652,132

Property and equipmen, net	335,631	258,258
Goodwill	3,599,386	3,599,386
Other intangibles, net	1,451,683	1,588,909
Other assetes	46,512	46,512
Total assets	$9,728,201	$9,145,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,895,376	$2,066,862
Accrued expenses	1,680,971	1,717,271
Deferred revenues	10,000	67,879
Customer deposits	96,737	103,869
Other liablities	200,000	-
Notes payable	317,428	885,592
Derivative liability	469,025	228,108
Total current liabilities	4,669,537	5,069,581
Long term liabilities:
Long term debt	1,355,657	1,367,548
Deferred tax liabilities	171,008	256,512
Total long term liabilities	1,526,665	1,624,060
Total liabilities	6,196,202	6,693,641

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,530,681 issued respectively	75,307	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	5,200
Serise D 454.546 shares authorized 454,546 issued	4,545	-
Common stock - .01 par value, 200,000,000 authorized,	276,983	229,425
27,698,241 and 22,942,427 issued, 27,395,254 and 22,639,450 outstanding respectively
Additional paid-in capital	41,414,093	39,853,503
Accumulated deficit	(37,822,460)	(37,293,357)
	3,963,668	2,880,078
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	3,405,572	2,321,982
Equity Attributable to noncontrolling interest	126,427	129,574
Total liabilities and shareholders' equity	$9,728,201	$9,145,197

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
MARCH 31,

	2011	2010

Revenue	$3,269,867	$3,741,058

Cost of Revenue	2,104,483	2,552,846

Gross Profit	1,165,384	1,188,212

Operating expenses:
Selling, general and administrative	1,113,914	1,181,322
Research and development	152,261	155,531
Amortization expense and depreciation expense	105,400	140,596
Total operating expenses	1,371,575	1,477,449

Loss from operations	(206,191)	(289,237)

Other income (expense):
Derivative expense	(272,917)	(95,947)
Extinguishment ( loss)	-	(130,055)
Other income	-	-
Interest expense	(132,370)	(81,771)
Total other income	(405,287)	(307,773)

Minority Interest	3,147	3,147

Income before taxes	(608,331)	(593,863)

Income taxes (benefit)	(85,504)	(61,440)

Net loss	(522,827)	(532,423)

Reconciliation of net loss to
Loss applicable to common shareholders:
Net loss	(522,827)	(532,423)
Preferred stock dividends	(6,277)	(6,777)
Loss applicable to common stockholders	(529,104)	(539,200)

Loss per common share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares:
Basic	23,432,084	22,639,450
Diluted	23,432,084	22,639,450

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2011	2010

Cash flow from operating activities:
Net loss	$(522,826)	$(532,423)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative expense	272,917	95,947
Amortization of intangible assets	137,228	172,136
Deferred income taxes	(85,504)	(61,440)
Extinguishment loss	-	130,055
Minority interest	(3,147)	(3,147)
Share-based compensation	119,833	131,275
Depreciation	18,339	14,745
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(84,269)	(322,082)
Other current assets	43,734	27,525
Other assets	-	6,997
Increase (decrease) in:
Accounts payable and accrued liabilities	(214,063)	1,410,829
Deferred revenues	(57,879)	-
Customer advances	(7,132)	84,923
Total adjustments	140,057	1,687,763
Net cash provided by (used for) operating activities	(382,769)	1,155,340
Cash Used in investing activities:
Purchase of intangibles	-	(1,300,000)
Purchase of equipment	(95,712)	(26,706)
Net cash used for investing activities	(95,712)	(1,326,706)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(27,252)	373,579
Payments on captial equipment lease	(12,195)	(9,189)
Payments on Notes	(531,000)	-
Proceeds from issuance of securities, net	1,436,361	250,000
Loans paid director	(9,610)	(75,009)
Net cash provided by (used in) financing activities	856,304	539,381
Net increase (decrease) in cash and cash equivalents	377,823	368,015
Cash and cash equivalents - beginning of period	324,149	212,616
Cash and cash equivalents - end of period	$701,972	$580,631

Supplemental cash flow information
Interest paid in cash	$113,620	$81,771
Taxes paid	$-	$-
Supplemental disclosures of Non-Cash Investing & Financing Activities
Proceeds from Factoring agreement paid directly to Private Bank Facility
Exercise of warrants
Common Stock	1,231
Derivative liabilities	(31,999)
Additonal paid in capital	30,768
Conversion of preferred shares into common	-	(14,370)
Conversion of preferred shares into common	-	51,322
Additonal paid in capital		(36,951)
Exchange of warrants for preferred series A
Derivative liabilities		87,785
Additional paid in Capital	-	453,840

See accompanying notes to the consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2011
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

b) Basis of Presentation going concern

At March 31, 2011 the Company has a working capital deficiency of $374,546 including non-cash derivative liabilities of $469,025.  This compared to a working capital deficiency of $1,417,449 at December 31. 2010. For the three months ended March 31, 2011, the Company had a loss from operations of  $206,190 of which $275,400 was from non-cash items.   During the quarter, we raised $1,709,600 of equity through the sale of Series D Preferred and common stock to be used for working capital and to fund the expansion of our communication services segment. The Company’s working capital deficiency in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase operating cashflows, maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2010 appearing in Form 10K filed on March 31, 2011.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Condification 718-10, Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2011, there was approximately $125,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted. The $125,000 will be charged to operations over the weighted average remaining service period. For the three months ended March 31, 2011 share-based compensation was $119,833. This compared to $131,275 in the prior year period.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,525,000 as of March 31, 2011. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

Additional revenue recognition policies are stated in our 10K filed March 31, 2011.

i) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the three months ended March 31, 2011.

j) Recent accounting pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had or is expected to have a material impact on the financial statements.

Note 2- Segment reporting

Management views its business as two reportable segments: Government Services and Communication Services. The Company evaluates performance based on profit or loss before intercompany charges.

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Government Services	$2,258,943	$2,911,836
Communications Services	1,010,925	829,222
Total Consolidated Revenues	$3,269,867	$3,741,058

Gross Profit:
Government Services	$802,447	$967,177
Communications Services	362,937	221,035
Total Consolidated	$1,165,384	$1,188,212

	March 31,	December31,
	2011	2010
Total Assets:
Government Services	$6,993,593	$8,509,794
Communication Services	2,734,608	2,148,175
Total Consolidated Assets	$9,728,201	$10,657,969

Note 3 - Notes payable

Notes payable consists of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Bank line-of-credit (a)	$232,574	$259,826
Note Payable – (b)	-	531,000
Notes payable to Stockholders/director (c)	149,650	159,260
Capital lease payable (d)	40,860	53,055
Note Payable – I Wistar Morris (e)	1,250,000	1,250,000
Total notes payable	1,673,085	2,253,141
Less current maturities	(317,428)	(885,592)
Long-term debt	$1,355,657	$1,367549

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

The outstanding balance owed on the line at March 31, 2011  and December 31, 2009 was $232,574 and $259,826 respectively. At March  31, 2011 our interest rate was approximately 13.25%.

(b) Note Payable

In  February 2010 (“effective date”) the former RTI shareholders   assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The call option was exercised and the note was paid in full during the quarter ended March 31, 2011. The balance at March 31, 2011 and December 31, 2010 was $0.0 and $531,000 respectively.

(c) Notes Payable Stockholders/Director

The Company has a term note payable with a director of the Company totaling $149,650 and $159,260 at March 31, 2011 and December 31, 2010, respectively. The note bears interest at 21.5% per annum. During  December 2010 the  note was amended  to flat monthly payments of $6,000 until maturity  December 31, 2013, at which time any remaining interest and or principal will be paid.

(d) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of March 31, 2011 and December 31, 2010, the outstanding balance was $40,860 and $53,055 respectively.

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

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 2,158,333 and 2,358,333 shares of the Company’s common stock as of March 31, 2011 and December 31, 2010 and are carried at fair value. The balance at March 31, 2011 and December 31, 2010 was $469,025 and $228,108 respectively.

Note 5 - Major Customers and Concentrations

Our government service segment’s primary “end-user” customer is the U.S. Department of Defense (DoD), For the three months ended March 31, 2011 and 2010 our government services revenues, contractually based,  accounted for 69% and 78% of the Company’s total revenue. Accounts receivable for these contracts at March 31, 2011 and December 31, 2010 was $2,796,000 and $2,755,000 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for  67% of its revenues in the three months ended March 31, 2011 and 2010. Accounts receivable for these contracts at March 31, 2011 and 2010 was $1,674,000 and $1,591,000 respectively. Any disruption in funding or renewals of these contract vehicles would have a material adverse effect on our business, results of operations, and cash flow.

Note 6 –Common and Preferred Stock

a)	Sale of Series D convertible preferred stock:

On February 14, 2011, we entered into a securities purchase agreement with Barron Partners LP in which Barron Partners LP purchased 454,546 shares of par value $0.01 Series D Convertible Preferred Stock (“Series D Preferred”) for proceeds of $1,000,000.

Each Series D Preferred share is convertible into 20 common shares of the Company’s common stock at a price of $0.11 per share. The conversion price is subject to anti-dilution protection for (i) traditional capital restructurings, such as splits, stock dividends and reorganizations and (ii) anti-dilution for sales of common shares and common linked contracts below the initial conversion price.

Holders of the Company’s Series D Preferred are not entitled to dividends and the Holder has no voting rights. However, so long as any shares of Series D Preferred Stock are outstanding, the Company is subject to limitations on certain actions unless pre-approved by holders of 75% of the shares of the Series D Preferred stock then outstanding. Upon liquidation, dissolution or windup, each share of Series D Preferred Stock shall entitle its holder to receive $2.20 out of the assets of the Company, prior to any distribution to any class of junior securities.

We evaluated the Series D Preferred for classification. The Preferred Stock is redeemable, at the holder’s option, upon a liquidation event. The redemption features do not rise to the level of “unconditionally” redeemable for purposes of liability classification.

In considering the application of ASC 815, we identified those specific terms and features embedded in the contract that possess the characteristics of derivative financial instruments. Those features included the conversion option, anti-dilution protection, and buy-in and non-delivery puts.  Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, we first evaluated the Preferred Stock to determine if the hybrid contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were the non-existence of a fixed and determinable redemption provision and the non-existence of any dividend feature. The preponderance and weight of these indicators led us to the conclusion that the hybrid contract was more akin to an equity instrument. Accordingly, the conversion option does not require bifurcation because its risks and the risks of the hybrid are clearly and closely related. The non-delivery and buy-in put, conversely, do require bifurcation because their risks and the risks of the host are not clearly and closely related. The value of these puts was de minimus at inception but will be re-evaluated each reporting period.

Further consideration of the classification of the Series D Preferred as either equity or mezzanine was required. Generally, redeemable instruments, where redemption is either stated or outside the control of management, require classification outside of stockholders’ equity. The Series D Preferred is classified as equity because it is redeemable only upon ordinary liquidation events and the occurrence of events that are solely within management’s control.

ASC 470-20-25 provides that embedded beneficial conversion features present in convertible securities (including preferred stock) should be valued separately at issuance. The conversion price of the Preferred Stock is $0.11 which gave rise to a beneficial conversion feature. The beneficial conversion feature, which is recorded a component of paid-in capital, was calculated by multiplying the linked common shares (9,090,909 common shares) times the spread between the trading market price of $0.20 and the conversion price of $0.11, or $818,182. ASC 480 provides for redeemable preferred stock to be accreted to its redemption value over the longer of the term to maturity, which is not present in the Series D Preferred, or the date of the first conversion. Since the Series D Preferred is convertible on the issuance date, the financial instrument was accreted to its redemption amount at inception.

The following table illustrates (i) how the proceeds arising from the Series D Preferred financing were allocated on the financing inception:
Classification
Series D preferred stock (equity)	$181,818
Beneficial conversion feature	818,182
Derivative liabilities	--
Gross proceeds	$1,000,000

The following table illustrates the activity with respect to the Series D Preferred from the inception dates to March 31, 2011:

Initial allocation of Series D Preferred (equity)	$181,818
Accretion to redemption value	818,182
Series D preferred stock	$1,000,000

The Company incurred approximately $48,000 in cost associated with the sale of the preferred stock for net proceeds of approximately $952,000.

On March 28, 2011, the Company entered into a securities purchase agreement with Barron Partners LP  pursuant to which Barron purchased an additional 90,910 shares of Series D Convertible Preferred Stock for $200,000.    Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, such to adjustment and limitations.  Since these shares were not designated until April 12 2011, the $200,000 is temporarily classified as other current liability in the Balance Sheet at March 31, 2011 and will be reclassified to equity in the subsequent quarter ended June 30, 2011.

b)	Sale of Common Stock:

During March and April 2011, the Company  entered into several stock purchase agreements with investors for private placements of 4,632,727 shares of restricted common stock.   These private placements raised $509,600 from thirteen accredited investors for issuances of restricted common shares at $.11 per share, of which $285,100 was received as of March 31, 2011. $224,500 was recorded as a subscription receivable at March 31, 2011 and subsequently received.

c)	Warrants

During March 2011 Laurus exercised 200,000 cashless warrants for 123,077 shares of the Company’s common stock. These warrants were previously carried as a derivative liability.

Note 7 - Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from April 1, 2011 through the filing with the SEC.

On May 16, 2011 we agreed to acquire 100 of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummings Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor.

In connection with the acquisition agreement we also signed a 3 year employment contract with owner of the Cummings Creek Capital for $210,000 plus bonus based on performance.

In April 2011, the SPAWAR contract vehicles were awarded to another prime contractor with whom we have a teaming agreement. The new contract is valued at approximately $70 million over a term of five years. In converting to subcontractor status, we are dependent upon task orders from the prime contractor and lose revenues otherwise previously derived from prime contractor status. The decrease in monthly revenues is expected to be $200,00 to $250,000. However, we do not expect a material effect upon the gross profit contribution, since we anticipate an increase in direct billable staffing over current levels under the new contract award. Additionally, the reduction of gross revenue may reduce our borrowing capability over the short term, under our existing financing facilities.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2010. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

           We derive a substantial portion of our total revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies reported under our government services segment.  Revenues for the quarter ended March 31, 2011 from government services accounted for $2,258,943 or 69% of total revenues which compared to $2,911,835 or 78% for the prior year quarter.  Although we should continue to see our government services revenues accounting for a significant portion of our total revenue we expect to see the percentage to continue to trend downward based on continued expected revenue growth in our telecom services segment. For the three months ended March 31, 2011, revenues from our telecom services segment increased to 31% of total revenues from 22% in the quarter ending March 31, 2010.

We operate in two principal business segments: Government Services and Telecom Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Telecom Services:

Historically, our revenue from the telecom services has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.2 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model, our telecom services revenues for the quarter ending March 31, 2011 increased 22% from prior year quarter.   There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

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

Government Services:

Our Government services segment revenues decreased 22% in the quarter ended March 31, 2011 compared with the prior year quarter.  The decrease was driven primarily by a decrease in funded programs under our main SPAWAR contract vehicles. These programs were mainly supported by lower margin subcontractor or pass-through revenues. Margin on subcontracted revenues range from 6% to 10% versus margins on our in-house labor which run in the low to mid 50% range. Approximately 41% of our government revenues consist of pass-through or subcontractor revenues which compares to 46% in the prior year.   Of our total government services revenues, approximately 67% were from two Prime contract vehicles under SPAWAR compared to 67% in the prior year quarter.  As a growth strategy, in addition to marketing our services into agencies with which we have current contracts, we are parties to a number of teaming agreements with larger government contractors potentially enabling us to provide services on current contracts that they have been awarded.   This would decrease the concentration risk of revenues attributable to our SPAWAR contracts.  As we continue to add new contracts and utilize in-house labor our reliance on lower subcontractor revenue should continue to trend downward.

On May 16, 2011 we acquired 100 of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummins Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor.

In connection with the acquisition agreement we also signed a 3 year employment contract with owner of the Cummings Creek Capital for $210,000 plus bonus based on performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending March 31,
	2011	2010
REVENUE	$3,269,867	$3,741,058

Net (loss)	$(522,827)	$(532,423)

Net (loss) per common share – Basic and Diluted	$(0.02)	$(0.02)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED MARCH 31, 2011	THREE MONTHS ENDED MARCH 31, 2010	THREE MONTHS ENDED MARCH 31, 2011	THREE MONTHS ENDED MARCH 31, 2010
Research & Development	152,261	155,531	4.7%	4.1%
Selling, General & Administrative	1,113,914	1,181,322	34.1%	31.6%

 REVENUES:

Total revenues for the three months ended March 31, 2011 decreased by 13% to $3,269,867 compared to $3,741,058 for the three months ended March 31, 2010. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 69% of total revenues compared to 78% in the year ago quarter.

Our Government services revenues decreased by $652,892 or 22% to $2,258,943 from $2,911,835 in the year ago quarter. The decrease was mainly attributable to a decrease in funded programs under our SPAWAR contracts primarily supported by lower margin subcontracted or pass-through revenues as opposed to higher margin in-house or direct labor revenues

Our communications segment revenues increased by $181,703 or 22% to $1,010,925 from $829,222 in the prior year.  The increase in revenues is attributable to growth in the number of facilities contracted where we provide direct services.

GROSS MARGIN:

Gross margin for the three months ended March 31, 2011 was $1,165,385, a slight decrease of $22,826 or 1.9% compared to the $1,188,211 for three months ended March 31, 2010. Gross margin, as a percentage of revenues, increased to 35.6% from 31.8% for the same period in 2010. The increase in percentage was primarily due to less lower margin subcontracted revenue in our Government Services segment combined with higher margin in our Communication group.  Communication group margin increased as a result of growth in our direct service provisioning.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended March 31, 2011, research and development expenses increased slightly to $152,261 as compared to $155,531 for the three months ended March 31, 2010.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended March 31, 2011, SG&A expenses decreased to $1,113,914 from $1,181,322 in the comparable period prior year.  As a percentage of revenues, SG&A was 34.1% for the three months ended March 31, 2011 versus 31.6% in the comparable period a year ago.

AMORTIZATION EXPENSES:

 Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended March 31, 2011 was $137,228 compared to $172,136 for the three months ended March 31, 2010. The decrease is attributed to certain intangibles being fully amortized in 2010.

INTEREST EXPENSE:

Interest Expense increased to $132,370 for the three months ended March 31, 2011 compared to $81,771 for the three months ended March 31, 2010.   Interest expense was comprised primarily of interest charges on increased indebtedness. The increase is primarily due to the $1,250,000 loan obtained in June 2010 for the purchase of intangibles related to our telecom segment.

NET LOSS:

The Company’s net loss for the three months ended March 31, 2011 was $522,826 compared to a net loss of $532,423 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $701,972 at March 31, 2011 from $324,149 at December 31, 2010. Net cash used by operating activities was $382,764 for the three months ended March 31, 2011 compared to net cash provided by operating activities of $1,155,340 in the corresponding three months ended March 31, 2010.  The decrease in the current quarter is mainly due to a decrease in payables of approximately $214,000 versus an increase of $1,410,829 in the prior period.  Net cash used in investment activities was $95,712 for the three months ended March 31, 2011 compared to $1,326,706 in the corresponding period ended March 31, 2010. Purchase of property, plant and equipment totaled $95,712 related to our direct telecom services revenues for the three months ended March 31, 2011 compared to $26,706 in the three months ended March 31, 2010. Included in investments in the year ago period was $1,300,000 related to patent licensing agreement entered on January 4, 2010 licensing certain technology supporting our direct services product in our communication segment.  We expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts, including for our direct telecom services product.  To date, we have financed these equipment purchases with equipment based financing. The capital requirement for our Government services business is mainly driven by the level of and hirings of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $856,304 for the three months ended March 31, 2011 compared to  $539,381 in the corresponding three months ended March 31, 2010. The $856,304 consisted of: proceeds of $1,436,361 from the issuance of Series D Preferred Stock and Restricted Common Stock (See Note 6),  partially offset by net payments on our line of credit of $27,252 and principal payments on our equipment lease $12,195 and reduction of  notes payable of $531,000 and $9,610 respectively.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at March 31, 2011 was $374,548 including non-cash derivative liabilities of $469,025. This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cashflows over current levels and continued availability under its line of credit financing and the ability to obtain additional alternative financing when needed.

Equity Financing

On February 14, 2011, we entered into a securities purchase agreement with Barron Partners LP pursuant to which Barron purchased 454,546 shares of Series D Convertible Preferred Stock  for $1,000,000.    Each Series D Share is convertible into 20 common shares of the Company’s common stock at $0.11 per share, subject to adjustment and limitations.   In advance of the transaction, the Board of Directors approved and the Company filed a certificate of designation for Series D Convertible Preferred Stock.

The Purchase Agreement also contains  covenants concerning listing of its common stock, its periodic reporting status and auditors.  Failure by the Company to fulfill these and other covenants could require payment of liquidated damages, payable in Series D Stock or cash, at Purchaser's option.

We  had also committed to obtaining an additional investment of $150,000 from current management and other investors within 45 days of the Closing.   The Company also agreed to obtain undertaking from executives, officers and directors to refrain from selling shares of Common Stock for a three (3) year period.

We incurred approximated $48,000 in costs associated with the security purchase agreement.

During March and April 2011, we also entered into several stock purchase agreements with investors for private placements of 4,632,727 shares of restricted common stock.   These private placements raised $509,600 from thirteen accredited investors for issuances of restricted common shares at $.11 per share, of which $285,100 was received as of March 31, 2011.

On March 28, 2011, we  entered into a securities purchase agreement   with Barron Partners LP pursuant to which Barron purchased an additional 90,910 shares of Series D Convertible Preferred Stock  for $200,000.    Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, such to adjustment and limitations.  Since these shares were not designated until April 12 2011, the $200,000 is temporarily classified as other current liability in the Balance Sheet at March 31, 2011 and will be reclassified to equity in the subsequent quarter ended June 30, 2011.

We are highly dependent on increasing our operating cashflows,  maintaining continued availability on our line of credit facility and the ability to raise alternative financing in order for us to service our current indebtedness and to be able to support the increased capital requirement related to the expected growth in our direct telecom services product line.    Additionally, we are highly dependent on our ability to maintain contract funding under our SPAWAR contract vehicles which comprise 46% of our overall revenues.  Any interruption in revenue on these vehicles will have a material adverse effect on operations and our ability to continue business as a going concern.

In April 2011, the SPAWAR contract vehicles were awarded to another prime contractor with whom we have a teaming agreement. The new contract is valued at approximately $70 million over a term of five years. In converting to subcontractor status, we are dependent upon task orders from the prime contractor and lose revenues otherwise previously derived from prime contractor status. The decrease in monthly revenues is expected to be $200,00 to $250,000. However, we do not expect a material effect upon the gross profit contribution, since we anticipate an increase in direct billable staffing over current levels under the new contract award. Additionally, the reduction of gross revenue may reduce our borrowing capability over the short term, under our existing financing facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this  Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that there were material weaknesses in our internal controls as of March 31, 2011.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of March 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2011 Quarter ended March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2011 Quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2011 we agreed to acquire 100 of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummings Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor.

Subsequent to March 31, 2011, we have continued to complete the closings on private placements of restricted common stock under securities purchase agreements executed with thirteen accredited investors. All these closings are not yet completed.

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

LATTICE INCORPORATED

DATE: May 16, 2011	BY:	/s/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER),
SECRETARY AND DIRECTOR

DATE: May 16, 2011	BY:	/s/ JOSEPH NOTO
JOSEPH NOTO
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING OFFICER)