Form 10-Q
period 2011-06-30
Lattice INC
filed 2011-08-15
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

COMMISSION FILE NUMBER 000-10690

LATTICE INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-2011859
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7150 N. Park Drive, Pennsauken, New Jersey	08109
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (856) 910-1166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2011, there were 29,094,080 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
JUNE 30, 2011 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	unaudited	audited
ASSETS:
Current assets:
Cash and cash equivalents	$395,454	$324,149
Accounts receivable	3,578,091	3,059,342
Inventories	22,051	22,052
Other current assets	239,417	246,589
Total current assets	4,235,013	3,652,132

Property and equipment, net	451,056	258,258
Goodwill	2,871,938	3,599,386
Other intangibles, net	1,314,456	1,588,909
Other assetes	46,512	46,512
Total assets	$8,918,975	$9,145,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,040,420	$2,066,862
Accrued expenses	1,489,063	1,717,271
Deferred revenues	-	67,879
Customer deposits	229,136	103,869
Notes payable	1,713,113	885,592
Deferred tax liabilities	85,504	-
Derivative liability	214,317	228,108
Total current liabilities	5,771,553	5,069,581
Long term liabilities:
Long term debt	707,738	1,367,548
Deferred tax liabilities	-	256,512
Total long term liabilities	707,738	1,624,060
Total liabilities	6,479,291	6,693,641

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,530,681 issued and outstanding respectively	75,307	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued	5,200	5,200
Series D 636,400 shares authorized 590,910 issued	5,909	-
Common stock - .01 par value, 200,000,000 authorized,	304,983	229,425
29,667,475 and 22,942,427 issued, 29,364,488 and 22,639,450 outstanding, respectively
Additional paid-in capital	42,286,245	39,853,503
Accumulated deficit	(39,813,144)	(37,293,357)
	2,874,500	2,880,078
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareholders of Lattice Incorporated	2,316,404	2,321,982
Equity Attributable to noncontrolling interest	123,280	129,574
Total liabilities and shareholders' equity	$8,918,975	$9,145,197

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$3,194,686	$3,373,737	$6,461,437	$7,114,794

Cost of Revenue	1,994,506	1,981,885	4,095,874	4,549,436

Gross Profit	1,200,180	1,391,852	2,365,563	2,565,358

Operating expenses:
Selling, general and administrative	1,563,005	1,090,745	2,690,087	2,288,822
Research and development	167,969	144,799	320,230	300,330
Impairment Loss - Note 1	1,575,000	-	1,575,000	-
Amortization expense and depreciation expense	104,728	172,136	209,455	281,272
Total operating expenses	3,410,702	1,407,680	4,794,772	2,870,424

Loss from operations	(2,210,522)	(15,828)	(2,429,209)	(305,066)

Other income (expense):
Derivative expense	254,708	(13,726)	(18,209)	(109,673)
Extinguishment ( loss)	-	-	-	(130,055)
Other income	-	-	-	-
Interest expense	(98,689)	(94,069)	(237,118)	(175,840)
Total other income	156,019	(107,795)	(255,327)	(415,568)

Non-controlling interest	3,147	3,147	6,294	6,294

Loss before taxes	(2,051,356)	(120,476)	(2,678,242)	(714,340)

Income taxes (benefit)	(85,504)	(61,440)	(171,008)	(122,880)

Net loss	(1,965,852)	(59,036)	(2,507,234)	(591,460)

Reconciliation of net loss to
loss applicable to common shareholders:
Net loss	(1,965,852)	(59,036)	(2,507,234)	(591,460)
Preferred stock dividends	(6,277)	(6,277)	(12,554)	(12,554)
Loss applicable to common stockholders	$(1,972,129)	$(65,313)	$(2,519,788)	$(604,014)

Loss per common share
Basic	$(0.08)	$(0.00)	$(0.10)	$(0.03)
Diluted	$(0.08)	$(0.00)	$(0.10)	$(0.03)

Weighted average shares:
Basic	25,459,225	22,639,450	24,211,686	21,631,755
Diluted	25,459,225	22,639,450	24,211,686	21,631,755

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month's Ended June 30,
	2011	2010

Cash flow from operating activities:
Net loss	$(2,507,234)	$(591,459)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative expense	18,209	109,673
Impairment Loss - Note 1	1,575,000	-
Amortization of intangible assets	274,456	344,272
Deferred income taxes	(171,008)	(122,880)
Extinguishment loss	-	130,055
Minority interest	(6,294)	(6,294)
Share-based compensation	194,750	262,550
Depreciation	72,554	29,489
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	158,657	469,515
Other current assets	7,172	16,582
Other assets	-	6,997
Increase (decrease) in:
Accounts payable and accrued liabilities	(603,452)	(53,854)
Deferred revenues	(67,879)	-
Customer advances	125,267	154,225
Total adjustments	1,577,432	1,340,330
Net cash provided by (used for) operating activities	(929,802)	748,871
Cash Used in investing activities:
Purchase of intangibles	-	(1,300,000)
Acquired cash - CLR	59,518
Purchase of equipment	(263,582)	(30,427)
Net cash used for investing activities	(204,064)	(1,330,427)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(103,612)	(45,714)
Payments on captial equipment lease	(25,658)	(19,169)
Payments Notes payable	(589,275)	-
Proceeds from issuance of securities, net	1,937,461	1,350,000
Loans paid director	(13,746)	(80,441)
Net cash provided by (used in) financing activities	1,205,170	1,204,676
Net increase (decrease) in cash and cash equivalents	71,304	623,120
Cash and cash equivalents - beginning of period	324,149	212,616
Cash and cash equivalents - end of period	$395,454	$835,736

Supplemental cash flow information
Interest paid in cash	$218,618	$172,168
Taxes paid	$-	-
Supplemental disclosures of Non-Cash Investing & Financing Activities
Proceeds from Factoring agreement paid directly to Private Bank Facility
Exercise of warrants
Common Stock	1,231	-
Derivative liabilities	(31,999)	-
Additonal paid in capital	30,768	-
Conversion of preferred shares into common	-	(14,370)
Conversion of preferred shares into common	-	51,322
Additonal paid in capital	-	(36,951)
Exchange of warrants for preferred series A
Derivative liabilities	-	87,785
Additional paid in Capital	-	453,840
Deferred financing fees		150,000
Purchase of Cummings Creek/CLR
Common Stock	25,000
Additional paid in Capital	522,000

See accompanying notes to the consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
 June 30, 2011
 (Unaudited)

Note 1 - Organization and summary of significant accounting policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc, (“LGS”)  (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors.  In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b) Basis of Presentation going concern

At June 30, 2011 the Company has a working capital deficiency of $1,536,540 including non-cash derivative liabilities of $214,000.  This compared to a working capital deficiency of $1,417,449 at December 31. 2010. For the six months ended June 30, 2011, the Company had a loss from operations of  $2,429,209 of which $180,000 was from non-cash amortization and $1,575,000 was from the impairment of goodwill .  During the quarter, we raised $275,000 of equity through the sale of Series D Preferred and common stock to be used for working capital and to fund the expansion of our communication services segment. The Company’s working capital deficiency in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase operating cashflows, maintain continued availability on its line of credit and the continued ability to obtain alternative financing when needed to fund capital requirements and/or debt repayments coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2011 and for the six  months ended June 30, 2011 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2010 appearing in Form 10-K filed on March 31, 2011.

d) Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Codification 718-10, Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2011, there was no unrecognized compensation cost related to unvested share-based compensation awards granted. For the six months ended June 30, 2010 share-based compensation was $194,750 compared to $262,550 in the prior year period.

g) Reclassifications

Certain items have been reclassified in the accompanying consolidated Financial Statements and Notes for prior periods to be comparable with the classification for the period ended June 30, 2010. The reclassification had no effect on previously reported Net income.

Such reclassifications were limited to the statement of Operations presentation and did not impact the Net  (Loss). Specially, the Company reclassified revenues from “Revenue – Technology Services and Revenue – Technology Products to “Revenue”, with prior periods updated to conform to this presentation.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,525,000 as of June 30, 2011. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

Additional revenue recognition policies are stated in our 10K filed March 31, 2011.

i) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the six months ended June 30, 2011.

j)  Depreciation, amortization and long-lived assets:

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

In May 2011 the Company determined that the loss of prime status on the SPAWAR government contract coupled with the curtailment of funding of the direct labor during the quarter and going forward  may have an impact on the carrying amount of goodwill and other intangibles. Accordingly, the Company performed an impairment test of goodwill and other intangibles and determined that goodwill was impaired and has recorded an impairment loss during the quarter of $1,575,000.

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

k) Recent accounting pronouncements

No new accounting pronouncements issued or effective during the period has had or is expected to have a material impact on the financial statements.

 Note 2- Segment reporting

Management views its business as two reportable segments: Government Services and Communication Services. The Company evaluates performance based on profit or loss before intercompany charges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Government Services	$1,997,406	$2,519,118	$4,253,232	$5,430,953
Communication Serivices	1,197,280	854,620	2,208,205	1,683,842
Total Consolidated Revenues	$3,194,686	$3,373,738	$6,461,437	$7,114,795

Gross Profit:
Government Services	$748,604	$1,137,065	$1,551,050	$2,104,242
Communication Serivices	451,576	301,030	814,514	461,116
Total Consolidated	$1,200,180	$1,438,095	$2,365,564	$2,565,358

	June 30, 2011	December 31, 2010
Total Assets:
Government Services	$6,251,622	$7,061,465
Communication Services	2,667,353	2,083,732
Total Consolidated Assets	$8,918,975	$9,145,197

Note 3 - Notes payable

Notes payable consists of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Bank line-of-credit (a)	$156,214	$259,826
Note Payable – (b)	-	531,000
Notes payable to Stockholder/director (c)	145,514	159,260
Capital lease payable (d)	27,398	53,054
Note Payable (e)	1,250,000	1,250,000
Notes payable Cummings Creek/CLR (f)	641,725	-
Note Payable – stockholder (g)	200,000	-
Total notes payable	2,420,851	2,253,140
Less current maturities	(1,713,113)	(885,592)
Long-term debt	$707,738	$1,367,548

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

The outstanding balance owed on the line at June 30, 2011  and December 31, 2009 was $156,214 and $259,826 respectively. At June 30, 2011 our interest rate was approximately 13.25%.

(b) Note Payable

In  February 2010 (“effective date”) the former RTI shareholders  assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment on August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The call option was exercised and the note was paid in full during the quarter ended March 31, 2011. The balance at June 30, 2011 and December 31, 2010 was $0 and  $531,000 respectively.

(c) Notes Payable Stockholders/Director

The Company has a term note payable with a director of the Company totaling $145,514 and $159,260 at June 30, 2011 and December 31, 2010, respectively. The note bears interest at 21.5% per annum. During  December 2010, the  note was amended  to flat monthly payments of $6,000 until maturity  December 31, 2013, at which time any remaining interest and or principal will be paid.

(d) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. As of June 30, 2011 and December 31, 2010, the outstanding balance was $27,398 and $53,055, respectively.

(e) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000.  The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $1,250,000 including  any unpaid interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,287,500 including the final interest payment. The note is secured by certain receivables totaling $1,250,000. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $1,250,000. As of the date of this filing, the Company is current with all interest payments.

(f)  Notes payable Cummings Creek / CLR
In conjunction wth the Cumming Creek Capital / CLR acquisition,  Lattice assumed  notes totaling $699,300 comprised of  three notes each  with the   former principles of CLR Group. The notes  bear interest on the unpaid principal amount  until paid in full, at a rate of four percent (4.0%) per annum payable quarterly.   The Company will pay the unpaid principal amount  as follows: beginning on May 31, 2011,  the Company will make equal payments of principal  on the first day of each calendar quarter  totaling $58,275 (i.e., January 1, April 1, July 1 and October 1), until February 15, 2014.  The Company paid the initial quarterly principal payments totaling $58,275 on May 31, 2011.  Accordingly, the unpaid balance of the notes totaled $641,725  at June 30, 2011.

(g) – Note Payable – stockholder

During the quarter, we issued a two year  promissory note payable for $200,000 to a shareholder of the Company.  The Note bear s interest of 12% per year  The Company is required to pay interest  quarterly on a calendar basis starting  with a pro-rata interet payment on June 30, 2011. On May 15, 2013  the maturity date, the principal amount of $200,000 will be due along with any unpaid and accrued interest.

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 2,158,333 and 2,358,333 shares of the Company’s common stock as of June 30, 2011 and December 31, 2010 and are carried at fair value. The balance at June 30, 2011 and December 31, 2010 was $214,317 and $228,108 respectively.

Note 5 - Major Customers and Concentrations

Our government service segment’s primary “end-user” customer is the U.S. Department of Defense (DoD).  For the six months ended June 30, 2011 and 2010 our government services revenues, contractually based,  accounted for 63% and 75% of the Company’s total revenue. Accounts receivable for these contracts at June 30, 2011 and December 31, 2010 was $2,938,951 and $2,755,000 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for  53%  and  68% of its revenues in the six months ended June 30, 2011 and 2010 respectively and 37% and 69% of its revenues for the three months ended June 30, 2011 and 2010 respectively. Accounts receivable for these contracts at June 30, 2011 and 2010 was $1,411,000 and $1,968,000 respectively. In May 2011, the SPAWAR contract vehicles were awarded to another prime contractor with whom we have a teaming agreement.

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

In considering the application of ASC 815, we identified those specific terms and features embedded in the contract that possess the characteristics of derivative financial instruments. Those features included the conversion option, anti-dilution protection, and buy-in and non-delivery puts.  Generally, embedded terms and features that both (i) meet the definition of derivatives and (ii) are clearly and closely related to the host contract in terms of risks, do not require bifurcation and separate measurement. In order to develop these conclusions, we first evaluated the Preferred Stock to determine if the hybrid contract, with all features included, was more akin to an equity instrument or a debt instrument. Significant indicators of equity were the non-existence of a fixed and determinable redemption provision and the non-existence of any dividend feature. The preponderance and weight of these indicators led us to the conclusion that the hybrid contract was more akin to an equity instrument. Accordingly, the conversion option does not require bifurcation because its risks and the risks of the hybrid are clearly and closely related. The non-delivery and buy-in put, conversely, do require bifurcation because their risks and the risks of the host are not clearly and closely related. The value of these puts was deminimus at inception but will be re-evaluated each reporting period.

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

The following table illustrates the activity with respect to the Series D Preferred from the inception dates to June 30, 2011:

Initial allocation of Series D Preferred (equity)	$181,818
Accretion to redemption value	818,182
Series D preferred stock	$1,000,000

The Company incurred approximately $48,000 in cost associated with the sale of the preferred stock for net proceeds of approximately $952,000.

On March 28, 2011, the Company entered into a securities purchase agreement with Barron Partners LP  pursuant to which Barron purchased an additional 90,910 shares of Series D Convertible Preferred Stock for $200,000.    Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, subject to adjustment and limitations.  Since these shares were not designated until April 12, 2011, the $200,000 was classified as other current liability in the Balance Sheet at March 31, 2011 and has been reclassified to equity in the quarter ended June 30, 2011.

On May 16, 2011, the Company entered into a securities purchase agreement with Barron Partners LP pursuant to which Barron purchased an additional 45,455 shares of Series D Convertible Preferred Stock for $100,000.  Each Series D Share is convertible into 20 common shares of company’s common stock at $0.11 per share, subject to adjustment and limitations. $100,000 was classified as equity.

b)	Sale of Common Stock:

During March and April 2011, the Company  entered into several stock purchase agreements with investors for private placements of 4,632,727 shares of restricted common stock.   These private placements raised $509,600 from thirteen accredited investors for issuances of restricted common shares at $.11 per share,.

c)	Warrants

   During March 2011 Laurus exercised 200,000 cashless warrants for 123.077 shares of the Company’s common stock. These warrants were previously carried as a derivative liability.

.

Note 7 – Cummings Creek / CLR Acquisition

On May 16, 2011, we entered into a Contribution and Exchange Agreement  (“Contribution Agreement”) with Ralph Alexander (“Alexander”) pursuant to which Alexander, as sole stockholder, contributed all the outstanding shares of Cummings Creek Capital, Inc. (“Cummings Creek”), a Delaware corporation, to Lattice in exchange for 2,500,000 shares of restricted common stock  and the Company’s assumption of certain promissory notes totaling $699,300 included in liabilities assumed. Cummings Creek holds 100% of the outstanding shares of CLR Group Ltd., (“CLR Group”)   a government service contractor, with a principal place of business located in O'Fallon, Illinois.

Lattice Government Services (“LGS”), entered into an Employment Agreement with Alexander.   Alexander will serve as chief executive officer of LGS for initial annual compensation of $210,000, as well as other  benefits.   He may be entitled to additional bonus compensation based upon performance.

The transaction was accounted for under the purchase method of accounting. The Company purchased $739,656 in assets including $59,518 in cash and assumed $1,100,773 in liabilities and recorded goodwill of $847,552. This is a preliminary purchase price allocation, which is subject to adjustment. The following unaudited pro-forma information for the six months ended June 30, 2011 is presented as if the acquisition took place as of January 1, 2011:

                                                     Six Months Ended June  30,  2011

 NET SALES                                       $   7,662,741

Net (Loss)                                            $   (2,533,301)

Net Income (loss) per common share Basic and

      Diluted                                           $         (0.10)

Weighted average shares outstanding Basic

       And Diluted                                   24,211,686

Note 8- Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at June 30, 2011.

Note 9 - Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from July 1, 2011 through the filing with the SEC.

On August 3, 2011 the board granted 145,000 stock options to various employees at a price of $0.10 per share vesting over three years.

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

GENERAL OVERVIEW

We derive a substantial portion of our revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies.  Revenues in the quarter ended June 30, 2011 from government contracts accounted for $1,997,405 or 63% of our overall revenues. Of our total government services revenues for the three months ended June 30, 2011, approximately 37% were from two Prime contract vehicles under SPAWAR (JPMIS).  Although we should continue to see government contracts accounting for a large portion of our revenue we expect to see the percentage to continue to trend downward based on continued expected growth in our telecom services segment.  For the three months ended June 30, 2011, revenues from our communication segment increased to 37% of total revenues from 25% in the quarter ending June 30, 2010.

We operate in two principal business segments: Government Services and Telecom Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Telecom Services:

Historically, our revenue from the telecom services has been derived from wholesaling product and services to service providers providing telecom services to correctional facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user correctional facilities either providing directly to correctional facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the correctional telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a segment that has an addressable market of over $1.5 billion per year.  This is based on the size of the correctional population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model, our telecom services revenues for the quarter ending June 30, 2011 increased 40% from prior year quarter.   There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

The new direct services model will continue to require the company to make upfront capital investments in equipment with each new contract win.  To date, we have secured equipment financing and raised alternative financings to support our contract wins.  The change in strategy to a direct service based model should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business.

Government Services:

Our Government services segment revenues decreased 21% in the quarter ended June 30, 2011 compared with the prior year quarter.  Included in total revenues were revenues from the Cummings Creek/CLR acquisition  of $572,000, not present in the year ago quarter.  The revenue decrease excluding CLR was mainly due to our prime SPAWAR contract vehicles ending on May 15th. The SPAWAR contract was rebid and awarded to another prime contractor  with whom we serve as a sub-contractor. As we anticipated, we lost the lower margin subcontracted or pass through revenue otherwise associated with having prime status on the contract.  However, during the quarter we didn’t receive the funding under the teaming arrangement with the new prime for our in-house or direct labor staffing at the levels expected. This has had a significant impact to our revenues and cashflows during the current quarter. Due to the uncertainty of funding on this subcontract going forward we have taken a charge to the carrying value of Goodwill of $1,575,000 in the current quarter reflecting the potential impact to prospective revenues and operating cashflows.  If we do not recover the funding which we historically had under the SPAWAR vehicle  for our direct labor, we  estimated the potential annual  impact to be approximately $5,000,000 loss in revenues and $800,000 loss in operating cash flows. We took several steps to offset the SPAWAR loss. These include steps which reduce our costs, increase our revenues and add to our operating cash flow. With the Cumming Creek/CLR acquisition, we expect annual additions to revenue of $4,000,000, with cost savings of $600,000 and an addition of $400,000 to cash flow. We have also obtained wins for direct labor position task orders, which are expected to result in additional annual revenues of $1,000,000 and $300,000 in operating cash flows. Further, our direct telecom business is expected to increase during the latter part of 2011, contributing further to our financial performance. We believe that with the CLR acquisition and the new management team of  Lattice Government Services we are well positioned to see growth in the government services segment going forward.

On May 16, 2011 we acquired all of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummings Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor. In connection with the acquisition agreement we also signed a three year employment contract with Ralph Alexander, the previous owner of Cummings Creek Capital, that provides Mr. Alexander with yearly compensation of $210,000 plus bonus based on performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending June 30,
	2011	2010
REVENUE	$3,194,686	$3,373,737

Net (loss)	$(1,965,852)	$(59,036)

Net (loss) per common share – Basic & Diluted	$(.08)	$(0.00)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED JUNE 30, 2011	THREE MONTHS ENDED JUNE 30, 2010	THREE MONTHS ENDED JUNE 30, 2011	THREE MONTHS ENDED JUNE 30, 2010

Research & Development	167,969	144,799	5.3%	4.3%

Selling, General & Administrative	1,563,005	1,090,745	48.9%	32.3%

REVENUES:

Total revenues for the three months ended June 30, 2011 decreased by $179,053 or 5.3% to $3,194,686 compared to $3,373,737 for the three months ended June 30, 2010. A decrease in our government segment revenues of $521,713 or 21% from prior year quarter was partially offset by an increase in our telecom segment of $342,660 or 40% from prior year. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 63% of total revenues compared to 74% in the year ago quarter.

Our Government services revenues decreased by $521,713 or 21% to $1,997,405 from $2,519,118 in the year ago quarter. Included in revenues for the quarter ended June 30, 2011 were revenues of $572,000 from the Cummings Creek /CLR acquisition which closed in May 2011. Excluding CLR revenues, government segment revenues decreased $1,094,000 or 43%. The decrease was mainly attributable to a decline in revenues under our main SPAWAR contract vehicle which was rebid and awarded on May 15th to a new prime contractor, who we have teamed with.  As anticipated, approximately 50% of the decrease was from losing subcontracted or lower margin pass-through revenues otherwise previously derived from prime contractor status. The remaining decrease was attributable to an unanticipated decrease in funding during the current quarter for our direct or in-house labor staffing on the SPAWAR contract occurring during the transitioning of the contract to the new prime contractor.

Our communications segment revenues increased by $342,660 or 40% to $1,197,280 from $854,620 in the prior year.  The increase in revenues is attributable to volume growth from the continuing increase in the number of facilities contracted where we provide direct telecommunication services combined with an increase in technology equipment and software sales wholesaled to other service providers.

GROSS MARGIN:

Gross profit for the three months ended June 30, 2011 was $1,200,180, a decrease of $191,672 or 13.8% compared to the $1,391,852 for three months ended June 30, 2010. Gross margin, as a percentage of revenues, decreased to 37.6% from 41.3% for the same period in 2010. The decrease in percentage was primarily due to a decrease in margin in our government services segment partially offset by an increase in telecom margins.  The decrease in government margin was primarily due to the acquisition of CLR revenues which carried lower gross margin than our legacy business.  The increase in telecom margin was mainly due to higher margins on technology equipment wholesale revenues which vary in gross margin.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended June 30, 2011, research and development expenses increased slightly to $167,969 as compared to $144,799 for the three months ended June 30, 2010.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended June 30, 2011, SG&A expenses increased to $1,563,005 from $1,090,745 in the comparable period prior year.  As a percentage of revenues, SG&A was 48.9% for the three months ended June 30, 2011 versus 32.3% in the comparable period a year ago.  The increase in SG&A was due to higher sales and marketing build out costs supporting our Telecom services growth strategy, the inclusion of operating expenses from the Cummings Creek/CLR acquisition and higher corporate expenses mainly due to non-recurring acquisition expenses to purchase Cummings Creek/CL and higher legal expenses incurred associated with our telecom intellectual property.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended June 30, 2011 was $104,728 compared to $172,136 for the three months ended June 30, 2010. The decrease is attributed to certain intangibles being fully amortized in prior periods.

IMPAIRMENT LOSS

We recorded an impairment charge to the carrying value of Goodwill of $1,575,000 based on a write down of projected revenues and cashflows in our Government services reporting unit as a result of our main SPAWAR contract ending combined with the uncertainty in the level of effort under the new subcontract arrangement with the new prime contractor going forward. We have estimated the annual impact to revenues and cashflows to be approximately $5,000,000 and $800,000, respectively.

INTEREST EXPENSE:

Interest Expense increased slightly to $98,689 for the three months ended June 30, 2011 compared to $94,069 for the three months ended June 30, 2010.

NET LOSS:

The Company’s net loss for the three months ended June 30, 2011 was $1,965,852 compared to a net loss of $59,036 for the three months ended June 30, 2010. Included in the current quarter was a non-cash impairment charge of $1,575,000 to the carrying value of goodwill associated with our Government services reporting unit and the decrease in sales from the SPAWAR contract.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Six Months Ending June 30,
	2011	2010
REVENUE	$6,461,437	$7,114,794

Net (loss)	$(2,507,234)	$(591,460)

Net (loss) per common share – Basic & Diluted	$(0.10)	$(0.03)

	OPERATING EXPENSES		PERCENT OF SALES
	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2010	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2010

Research & Development	320,230	300,330	5.0%	4.2%

Selling, General & Administrative	2,690,087	2,288,822	41.6%	32.2%

REVENUES:

Total revenues for the six months ended June 30, 2011 decreased by $653,357or 9.2% to $6,461,437 compared to $7,114,794 for the six months ended June 30, 2010.  A decrease in our government segment revenues of  $1,177,000 or 22% was partially offset by an increase in our telecom segment of  $525,000 or 31%.  Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 66% of total revenues compared to 76% in the year ago period.

Our Government services revenues decreased by $1,177,721 or 22% to $4,253,232 from $5,430,953 in the year ago period. Included in revenues for the six months ended June 30, 2011 were revenues of $572,000 from the acquisition of Cumming Creek /CLR which closed in May 2011. Excluding the CLR revenues, the decrease adjusts to $1,749,000 or 32%. The decrease was mainly attributable to our main prime SPAWAR contract ending mid quarter (May 15, 2011) which was awarded to a new prime contractor who we have teamed with.    As anticipated, approximately 50% of the decrease was from losing subcontracted or lower margin pass-through revenues otherwise previously derived from prime contractor status. The remaining decrease was attributable to an unanticipated contraction of funding for our direct or in-house labor revenues on the SPAWAR contract during the transitioning to the new prime contractor.

Our communications segment revenues increased by $524,363 or 31% to $2,208,205 from $1,683,842 in the prior year.  The increase in revenues is attributable to volume growth from the continuing increase in the number of facilities contracted where we provide direct telecommunication services combined with an increase in technology equipment and software sales wholesaled to other service providers.

GROSS PROFIT:

Gross profit for the six months ended June 30, 2011 was $2,365,563, a decrease of $199,795 or 7.8% compared to the $2,565,358 for the six months ended June 30, 2010. Gross margin, as a percentage of revenues, increased slightly to 36.6% from 36.1% for the same period in 2010. The slight increase in percentage was primarily due to an increase in our telecom segment margins in both technology sales wholesale revenues and direct telecom services.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the six months ended June 30, 2011, research and development expenses increased slightly to $320,230 as compared to $300,330 for the six months ended June 30, 2010.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the six months ended June 30, 2011, SG&A expenses increased to $2,690,087 from $2,288,822 in the comparable period prior year.  As a percentage of revenues, SG&A was 41.6% for the six months ended June 30, 2011 versus 32.2% in the comparable period a year ago. The increase in SG&A occurred mostly in the current quarter and was due to higher sales and marketing build out costs supporting our Telecom services growth strategy combined with, the inclusion of operating expenses of approximately $130,000 from the Cumming Creek/CLR acquisition.  Additionally, we incurred nonrecurring acquisition expenses to purchase Cummings Creek/CLR and higher professional fees associated with supporting our intellectual property.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of RTI and SMEI are stated separately in our statement of operations.  Amortization expense for the six months ended June 30, 2011 was $209,455 compared to $281,272 for the six months ended June 30, 2010. The decrease is attributed to certain intangibles being fully amortized in 2010.

INTEREST EXPENSE:

Interest Expense increased to $237,118 for the six months ended June 30, 2011 compared to $175,840 for the six months ended June 30, 2010.  Interest expense was comprised primarily of interest charges on increased indebtedness. The increase is primarily due to the $1,250,000 loan obtained in June 2010 for the purchase of intangibles related to our telecom segment.

NET LOSS:

The Company’s net loss for the six months ended June 30, 2011 was $2,507,234 compared to a net loss of $591,460 for the six months ended June 30, 2010. Net loss in the current period included a non-cash impairment loss of $1,575,000 relating to the decrease in revenues under our main SPAWAR contract which was rebid and awarded to another prime contractor, and the decrease in sales from the SPAWAR contract.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $395,454 at June 30, 2011 from $324,149 at December 31, 2010. Net cash used by operating activities was $929,802 for the six months ended June 30, 2011 compared to net cash provided by operating activities of $748,871 in the corresponding six months ended June 30, 2010.  The decrease in the current period is mainly due to  the operating loss in the current quarter driven by the loss of our prime SPAWAR contract combined with a decrease in the level of subcontractor payables caused by the loss of the subcontracted or pass-through business during the current quarter on SPAWAR from no longer being the prime contractor.

Net cash used in investment activities was $204,064 for the six months ended June 30, 2011 compared to $1,330,427 in the corresponding period ended June 30, 2010.  Purchase of property, plant and equipment, primarily central office hardware and premise equipment supporting our direct telecom services growth,  totaled $263,582 compared to $30,437 in the prior year same period. Included in investments in the year ago period was a one-time patent licensing payment of  $1,300,000 related to direct services telecom business. The $263,582 cash outlay for network equipment was partially offset by the cash acquired as part of the Cummings Creek/CLR acquisition of $59,518. We expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing and alternative debt and equity financings. The capital requirement for our Government services business is minimal and mainly driven by the level of and hirings of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $1,205,170 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $1,204,676 in the corresponding six months ended June 30, 2010. The $1,205,170 consisted of: proceeds of 1,937,461 from debt and equity financings closed in the six months ended June 30, 2011 partially offset by net debt repayments of $732,291.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at June 30, 2011 was $1,536,540 including non-cash derivative liabilities of $214,317. This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cashflows over current levels and continued availability under its line of credit financing and the continued ability to obtain additional alternative financing when needed.

Financing activities:

On February 14, 2011, we entered into a securities purchase agreement with Barron Partners LP (“Barron”) pursuant to which Barron purchased 454,546 shares of Series D Convertible Preferred Stock for $1,000,000.    Each Series D Share is convertible into 20 common shares of the Company’s common stock at $0.11 per share, subject to adjustment and limitations.   In advance of the transaction, the Board of Directors approved and the Company filed a certificate of designation for Series D Convertible Preferred Stock.

The Purchase Agreement also contains covenants concerning listing of its common stock, its periodic reporting status and auditors.  Failure by the Company to fulfill these and other covenants could require payment of liquidated damages, payable in Series D Stock or cash, at Purchaser's option.

We incurred approximated $48,000 in costs associated with the February 14, 2011 security purchase agreement.

On March 28, 2011, we entered into a securities purchase agreement with Barron Partners LP  pursuant to which Barron purchased an additional 90,910 shares of Series D Convertible Preferred Stock for $200,000.    Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, such to adjustment and limitations.   Under the terms of the Purchase Agreement, as approved by the Company’s board of directors, Lattice subsequently filed an amended certificate of designation for Series D Convertible Preferred Stock.   The terms and provisions of the March 28, 2011 Purchase Agreement are materially similar or identical of the February 14, 2011 securities purchase agreement with Barron.

During March and April 2011, we entered into several stock purchase agreements with investors for private placements of 4,632,727 shares of restricted common stock.   These private placements raised $509,600 from thirteen accredited investors for issuances of restricted common shares at $.11 per share in conjunction with the Barron financings.

On May 16, 2011, we entered into a securities purchase agreement with Barron Partners LP pursuant to which Barron purchased 45,455 shares of Series D Convertible Preferred Stock for $100,000.   Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, subject to adjustment and limitations.

On May 16, 2011 we acquired all of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummings Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor.

During the quarter, we incurred a material decrease in revenues under our SPAWAR contract which ended May15th. The SPAWAR contract was rebid and awarded to a new prime contractor who we have teamed. We did lose the lower margin subcontracted or pass-through revenues otherwise previously derived from prime contractor status as anticipated however, we also incurred an unanticipated decline in funding for our in-house or direct labor staffing. This has had a material impact to our revenues and operating cashflows during the current quarter.

In the event that funding is not reinstated for our direct labor staffing under the new subcontract arrangement with the new prime contractor for SPAWAR, we  estimated  the potential annualized impact to our revenues and operating cashflows to be approximately $5 million and $800 thousand respectively.  In this regard, we have implemented a restructuring or realignment of costs in our government segment in conjunction with integrating the Cummings Creek/ CLR acquisition expected to yield cost savings of approximately $600 thousand annually.  We have also recently been were awarded contract task orders  to increase our direct labor staffing  by six FTE’s starting in August 2011 which would yield approximately $1.0 million in revenues and $300 thousand in operating cashflows.  Additionally, we expect to see a significant increase in our telecom segment revenues in the second half of the year resulting from sites installed in the current quarter and projected second half growth based on our sales pipeline.

    We project that our cash position together with the availability on our line of credit will be sufficient to fund our current operations. However, we do not believe our current cash flow will provide us with the ability to repay our debt due within the next twelve months. As such, we remain highly dependent on our cost restructuring savings and organic growth of our operating cash flows to turn our consolidated operating cash flows positive in the near term. Additionally, we have a significant reliance on maintaining continued availability on our line of credit facility and the continued ability to raise alternative financing  in order for us to service our current indebtedness coming due in the next twelve months and to be able to support the increased capital requirement related to the expected growth in our direct telecom services product line.    If the Company is not successful in achieving these measures then the Company could be required to reduce or curtail operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer , we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this  Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected.

Management has determined that there were material weaknesses in our internal controls as of June 30, 2011.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of June 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

 Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2011 Quarter ended June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2011 Quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March and April 2011, we entered into several stock purchase agreements with investors for private placements of 4,632,727 shares of restricted common stock.   These private placements raised $509,600 from thirteen accredited investors for issuances of restricted common shares at $.11 per share.

On May 16, 2011, we entered into a securities purchase agreement with Barron Partners LP pursuant to which Barron purchased 45,455 shares of Series D Convertible Preferred Stock for $100,000.   Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, subject to adjustment and limitations.

On May 16, 2011 we acquired all of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummings Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor.

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

DATE: August 15, 2011

LATTICE INCORPORATED

	BY:	/s/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE
OFFICER), SECRETARY AND
DIRECTOR

DATE: August 15, 2011

	BY:	/s/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING
OFFICER)