Form 10-Q
period 2011-09-30
Lattice INC
filed 2011-11-15
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2011, there were 29,384,488 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED
SEPTEMBER 30, 2011 QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	unaudited	audited
ASSETS:
Current assets:
Cash and cash equivalents	$309,239	$324,149
Accounts receivable	3,454,256	3,059,342
Inventories	22,051	22,052
Other current assets	245,552	246,589
Total current assets	4,031,098	3,652,132

Property and equipmen, net	625,369	258,258
Goodwill	2,848,863	3,599,386
Other intangibles, net	1,177,229	1,588,909
Other assetes	46,512	46,512
Total assets	$8,729,071	$9,145,197

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,212,356	$2,066,862
Accrued expenses	1,678,256	1,717,271
Deferred revenues	50,000	67,879
Customer deposits	25,083	103,869
Notes payable	2,256,227	885,592
Derivative liability	131,958	228,108
Total current liabilities	6,353,880	5,069,581
Long term liabilities:
Long term debt	874,101	1,367,548
Deferred tax liabilities	-	256,512
Total long term liabilities	874,101	1,624,060
Total liabilities	7,227,981	6,693,641

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,530,681 issued respectively	75,307	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued	5,200	5,200
Serise D 590,910 shares authorized 590,910 issued	5,909	-
Common stock - .01 par value, 200,000,000 authorized,	304,983	229,425
29,667,475 and 22,942,427 issued, 29,364,488 and 22,639,450 outstanding respectively
Additional paid-in capital	42,286,245	39,853,503
Accumulated deficit	(40,748,590)	(37,293,357)
	1,939,054	2,880,078
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	1,380,958	2,321,982
Equity Attributable to noncontrolling interest	120,132	129,574
Total liabilities and shareholders' equity	$8,729,071	$9,145,197

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$2,545,429	$3,122,870	$9,006,867	$10,237,621

Cost of Revenue	1,677,232	1,828,355	5,773,103	6,362,975

Gross Profit	868,197	1,294,515	3,233,764	3,874,646

Operating expenses:
Selling, general and administrative	1,565,445	1,158,344	4,255,532	3,480,887
Research and development	192,930	134,331	513,160	417,706
Impairment Loss - Note 1			1,575,000
Amortization expense and depreciation expense	104,727	139,636	314,181	418,906
Total operating expenses	1,863,102	1,432,311	6,657,874	4,317,499

Loss from operations	(994,905)	(137,796)	(3,424,109)	(442,853)

Other income (expense):
Derivative expense	82,359	35,075	64,150	(74,598)
Extinguishment ( loss)	-	-	-	(130,055)
Interest expense	(105,274)	(104,854)	(342,397)	(280,694)
Total other income	(22,915)	(69,779)	(278,247)	(485,347)

Minority Interest	3,147	3,147	9,441	9,441

Income before taxes	(1,014,673)	(204,428)	(3,692,915)	(918,759)

Income taxes (benefit)	(85,504)	(61,440)	(256,512)	(184,320)

Net loss	(929,169)	(142,988)	(3,436,403)	(734,439)

Reconciliation of net loss to
Loss applicable to common shareholders:
Net loss	(929,169)	(142,988)	(3,436,403)	(734,439)
Preferred stock dividends	(6,277)	(6,277)	(18,831)	(18,831)
Loss applicable to common stockholders	(935,446)	(149,265)	(3,455,234)	(753,270)

Loss per common share
Basic	$(0.03)	$(0.01)	$(0.13)	$(0.03)
Diluted	$(0.03)	$(0.01)	$(0.13)	$(0.03)

Weighted average shares:
Basic	29,364,488	22,639,450	25,976,950	21,631,755
Diluted	29,364,488	22,639,450	25,976,950	21,631,755

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010

Cash flow from operating activities:
Net loss	$(3,436,403)	$(734,439)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative expense	(64,150)	74,598
Impairment Loss - Note 1	1,575,000	-
Amortization of intangible assets	411,681	516,406
Deferred income taxes	(256,512)	(184,320)
Extinguishment loss	-	130,055
Minority interest	(9,441)	(9,441)
Share-based compensation	194,750	393,825
Depreciation	119,091	44,235
Changes in operating assets and liabilities:	-
(Increase) decrease in:	-
Accounts receivable	282,492	374,447
Other current assets	1,037	8,904
Other assets	-	7,747
Increase (decrease) in:	-
Accounts payable and accrued liabilities	(244,097)	6,059
Deferred revenues	(17,879)	51,250
Customer advances	(78,786)	168,562
Total adjustments	1,913,186	1,582,327
Net cash provided by (used for) operating activities	(1,523,217)	847,888
Cash Used in investing activities:
Purchase of intangibles	-	(1,300,000)
Acquired cash - CLR	59,518
Purchase of equipment	(430,811)	(44,354)
Net cash used for investing activities	(371,293)	(1,344,354)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	427,411	(667,026)
Net Proceeds (Payments) on captial equipment lease	(44,404)	(24,641)
Payments Notes payable	(643,704)	-
Proceeds from issuance of Note	-	1,100,000
Proceeds from issuance of Series A Preferred Stock	2,164,733	250,000
Loans paid director	(24,436)	(73,335)
Net cash provided by (used in) financing activities	1,879,600	584,998
Net increase (decrease) in cash and cash equivalents	(14,910)	88,532
Cash and cash equivalents - beginning of period	324,149	212,616
Cash and cash equivalents - end of period	$309,239	$301,148

Supplemental cash flow information
Interest paid in cash	$342,397	$280,694
Taxes paid	-	-
Supplemental disclosures of Non-Cash Investing & Financing Activities
Common Stock	1,231
Derivative liabilities	(31,999)
Additonal paid in capital	30,768	(36,952)
Conversion of preferred shares into common	-	(14,370)
Conversion of preferred shares into common	-	51,322
Derivative liabilities	-	87,785
Additional paid in Capital	-	453,840
Deferred financing fees		150,000
Purchase of Cummings Creek/CLR
Common Stock	25,000
Additional Paid-in Capital	522,000

See accompanying notes to the consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
 September 30, 2011
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

b) Basis of Presentation going concern

At September 30, 2011 the Company has a working capital deficiency of $2,292,481 including non-cash derivative liabilities of $132,000.  This compared to a working capital deficiency of $1,417,449 at December 31. 2010. For the nine months ended September 30, 2011, the Company had a loss from operations of $3,424,000 of which $412,000 was from non-cash amortization and $1,575,000 was from the impairment of goodwill.  During the quarter, we raised $227,000 through the issuance of a note with an investor to be used for working capital and to fund the growth of our communication services segment. The Company’s working capital deficiency in conjunction with the Company’s history of operating losses raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to increase operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt repayments coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2011 and for the nine  months ended September 30, 2011 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2010 appearing in Form 10-K filed on March 31, 2011.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Codification 718-10, Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At September 30, 2011, there was no unrecognized compensation cost related to unvested share-based compensation awards granted. For the nine months ended September 30, 2011 share-based compensation was $194,750 compared to $393,825 in the prior year period.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,800,000 as of September 30, 2011. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

Additional revenue recognition policies are stated in our 10K filed March 31, 2011.

i) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the six months ended September 30, 2011.

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

In May 2011 the Company determined that the loss of prime status on the SPAWAR government contract coupled with the curtailment of funding of the direct labor during the quarter and going forward  may have an impact on the carrying amount of goodwill and other intangibles. Accordingly, the Company performed an impairment test of goodwill and other intangibles and determined that goodwill was impaired and has recorded an impairment loss during the second quarter of $1,575,000.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Government Services	$1,367,065	$2,206,321	$5,620,297	$7,637,274
Communication Serivices	1,178,364	916,549	3,386,570	2,600,347
Total Consolidated Revenues	$2,545,429	$3,122,870	$9,006,867	$10,237,621

Gross Profit:
Government Services	$570,246	$924,438	$2,121,297	$3,028,680
Communication Serivices	297,950	370,077	1,112,468	845,966
Total Consolidated	$868,196	$1,294,515	$3,233,765	$3,874,646

	September 30, 2011	December 31, 2010
Total Assets:
Government Services	$6,291,739	$7,061,465
Communication Services	2,437,332	2,083,732
Total Consolidated Assets	$8,729,071	$9,145,197

Note 3 - Notes payable

Notes payable consists of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Bank line-of-credit (a)	$687,238	$259,826
Note Payable – (b)	-	531,000
Notes payable to Stockholder/director (c)	134,824	159,260
Capital lease payable (d)	66,772.	53,054
Notes Payable (e)	1,677,272	1,250,000
Notes payable Cummings Creek/CLR (f)	564,221	-
		-
Total notes payable	3,130,327	2,253,140
Less current maturities	(2,256,227)	(885,592)
Long-term debt	$874,101	$1,367,548

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

The outstanding balance owed on the line at September 30, 2011 and December 31, 2010  was $687,238 and $259,826 respectively. At September 30, 2011 our interest rate was approximately 13.25%.

(b) Note Payable

In  February 2010 (“effective date”) the former RTI shareholders  assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment on August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The call option was exercised and the note was paid in full during the quarter ended March 31, 2011. The balance at September 30, 2011 and December 31, 2010 was $0 and  $531,000 respectively.

(c) Notes Payable Stockholders/Director

The Company has a term note payable with a director of the Company totaling $145,514 and $159,260 at June 30, 2011 and December 31, 2010, respectively. The note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid.

(d) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of September 30, 2011 and December 31, 2010, the outstanding balance was $66,772 and $53,054, respectively.

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

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company.  The Note bear s interest of 12% per year.  The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 will be due along with any unpaid and accrued interest.

During the current quarter ended September 30, 2011, we issued a two year  promissory note payable for $227,272 to an investor.  The Note bear s interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. On August 3, 2013 the maturity date, the principal amount of the note will be due along with any unpaid and accrued interest.

(f)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed  notes totaling $699,300 comprised of  three notes each  with the   former principles of CLR Group.   The notes bear interest on the unpaid principal amount  until paid in full, at a rate of four percent (4.0%) per annum payable quarterly.   The Company will pay the unpaid principal amount  as follows: beginning on May 31, 2011,  the Company will make equal payments of principal  on the first day of each calendar quarter  totaling $58,275 (i.e., January 1, April 1, July 1 and October 1), until February 15, 2014.  The Company paid the initial quarterly principal payments totaling $58,275 on May 31, 2011.  Accordingly, the unpaid balance of the notes totaled $564,221   at September 30, 2011.

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 2,158,333 and 2,358,333 shares of the Company’s common stock as of September 30, 2011 and December 31, 2010 and are carried at fair value. The balance at September 30, 2011 and December 31, 2010 was $131,958 and $228,108 respectively.

Note 5 - Major Customers and Concentrations

Our government service segment’s primary “end-user” customer is the U.S. Department of Defense (DoD).  For the nine months ended September 30, 2011 and 2010 our government services revenues, contractually based, accounted for 62% and 75% of the Company’s total revenue. Accounts receivable for these contracts at September 30, 2011 and December 31, 2010 was $2,965,607 and $2,755,000 respectively.

Included in the government segment are two contract vehicles with the Navy Space and Navel Warfare Command (SPAWAR) in San Diego that account for  40%  and  61% of its revenues in the nine months ended September 30, 2011 and 2010 respectively and 0% and 66% of its revenues for the three months ended September 30, 2011 and 2010 respectively. Accounts receivable for these contracts at September 30, 2011 and 2010 was $1,411,000 and $1,973,000 respectively. In May 2011, the SPAWAR contract vehicles were awarded to another prime contractor with whom we have a teaming agreement.

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

c)	Warrants:

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

The transaction was accounted for under the purchase method of accounting. The Company purchased $739,656 in assets including $59,518 in cash and assumed $1,100,773 in liabilities and recorded goodwill of $847,552. This is a preliminary purchase price allocation, which is subject to adjustment. The following unaudited pro-forma information for the nine months ended September 30, 2011 is presented as if the acquisition took place as of January 1, 2011:

Nine Months Ended September 30, 2011

NET SALES	$10,208,170

Net (Loss)	$(3,462,470)

Net Income (loss) per common share Basic and

Diluted	$(0.13)

Weighted average shares outstanding Basic

And Diluted	25,976,950

Note 8- Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at September 30, 2011.

Note 9 - Subsequent Events

Pursuant to Financial Accounting Standards Board Accounting Standards Codification 855-10, we have evaluated all events or transactions that occurred from October 1, 2011 through the filing with the SEC.

During October 2011, we entered into a stock purchase agreements with an accredited investor for the private placements of 454,545 shares of restricted common stock at $0.22 per share for $100,000.

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

GENERAL OVERVIEW

We derive a substantial portion of our revenues from government contracts under which we act as both a prime contractor and indirectly as a subcontractor to Federal DoD agencies.  Revenues in the quarter ended September 30, 2011 from government contracts accounted for $1,367,065 or 54% of our overall revenues..  Although we should continue to see government contracts accounting for a large portion of our revenue we expect to see the percentage to continue to trend downward based on continued expected growth in our telecom services segment.  For the three months ended September 30, 2011, revenues from our communication segment increased to 46% of total revenues from 29% in the quarter ending September 30, 2010.

We operate in two principal business segments: Government Services and Telecom Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Telecom Services :

Historically, our revenue from the telecom services has been derived from wholesaling product and services to service providers providing telecom services to correctional facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user correctional facilities either providing directly to correctional facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the correctional telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a segment that has an addressable market of over $1.5 billion per year.  This is based on the size of the correctional population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we may offer or foreign markets we may be able to pursue.  With the transition to the direct service based model, our telecom services revenues for the quarter ending September 30, 2011 increased 83% from prior year quarter.  These revenues are exclusive of wholesale equipment revenues. There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

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

Government Services :

Our Government services segment revenues decreased 38% in the quarter ended September 30, 2011 compared with the prior year quarter.  Included in total revenues were revenues from the Cummings Creek/CLR acquisition of $834,000, not present in the year ago quarter.  The revenue decrease excluding CLR was mainly due to our prime SPAWAR contract vehicles which ended on May 15, 2011. The SPAWAR contract was rebid and awarded to another prime contractor with whom we serve as a sub-contractor. As we anticipated, we lost the lower margin subcontracted or pass through revenue otherwise associated with having prime status on the contract.  However, to date we have not received the funding under the teaming arrangement with the new prime for our in-house or direct labor staffing at the levels anticipated. This has had a material impact to our revenues and cash flows since May 2011. Due to the loss of the prime contract vehicle and the uncertainty of funding on this subcontract going forward we had taken a charge to the carrying value of Goodwill of $1,575,000 during the second quarter reflecting the potential impact to prospective revenues and operating cashflows.  If we do not recover the funding which we historically had under the SPAWAR vehicle for our direct labor, we estimated the potential annual impact to be approximately $5,000,000 loss in revenues and $800,000 loss in operating cash flows.  As a result, we have initiated several measures to offset the SPAWAR loss. These include steps which reduce our costs, increase our revenues and add to our operating cash flow. We estimate annual cost savings of approximately $600,000 resulting from cost reductions and cost synergies from integrating CLR. The Cumming Creek/CLR acquisition, will add approximately $4,000,000 in revenues and $400,000 in cashflows on an annual basis,. We have also obtained wins for direct labor position task orders, which are expected to result in additional annual revenues of $1,000,000 and $300,000 in operating cash flows.  We believe that with the CLR acquisition and the new management team of Lattice Government Services we are well positioned to see growth in the government services segment going forward.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending September 30,
	2011	2010
REVENUE	$2,545,429	$3,122,870

Net (loss)	$(929,170)	$(142,988)

Net (loss) per common share – Basic & Diluted	$(.03)	$(0.01)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED September 30, 2011	THREE MONTHS ENDED September 30, 2010	THREE MONTHS ENDED September 30, 2011	THREE MONTHS ENDED September 30, 2010

Research & Development	192,930	134,331	7.6%	4.3%

Selling, General & Administrative	1,565,445	1,158,344	61.5%	37.1%

REVENUES:

Total revenues for the three months ended September 30, 2011 decreased by $577,441 or 18.5% to $2,545,429 compared to $3,122,870 for the three months ended September 30, 2010. A decrease in our government segment revenues of $839,256 or 38% from prior year quarter was partially offset by an increase in our telecom segment of $261,815 or 28.6% from prior year. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 54% of total revenues compared to 71% in the year ago quarter.

Our Government services revenues decreased by $839,256 or 38% to $1,367,065 from $2,206,321 in the year ago quarter. Included in revenues for the current quarter were revenues of $834,343 from the Cummings Creek /CLR (“CLR”) acquisition which closed in May 2011. Excluding CLR revenues, our legacy government segment revenues decreased $1,673,599 or 76%. The decrease was mainly attributable to a decline in revenues under our main SPAWAR contract vehicle which was rebid and awarded on May 15, 2011 to a new prime contractor, who we have teamed with.  As anticipated, approximately 38% of the legacy decrease was from losing lower margin subcontracted or pass-through revenues otherwise previously derived from prime contractor status.

Our communications segment revenues increased by $261,818 or 28.6% to $1,178,364 from $916,549 in the prior year.  The increase was comprised of an increase in recurring service revenues of $510,280 or 82.6% partially offset by a decrease of $248,465 in technology equipment sales. The recurring services increase is attributable to volume growth from the continuing ramp in the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. The decrease in technology equipment revenues where we wholesale technology equipment and software to other services providers was mainly timing related and not indicative of a trend.

GROSS MARGIN:

Gross profit for the three months ended September 30, 2011 was 868,196, a decrease of $426,319 or 32.9% compared to the $1,294,515 for three months ended September 30, 2010. Gross margin, as a percentage of revenues, decreased to 34.1% from 41.5% for the same period in 2010. The decrease in percentage was primarily due to a decrease in margin in our telecom segment due to lower volume of higher margin wholesaled technology revenues relative to recurring telecom service revenues.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended September 30, 2011, research and development expenses increased to $192,930 as compared to $134,331 for the three months ended September 30, 2010.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the three months ended September 30, 2011, SG&A expenses increased to $1,565,445 from $1,158,344 in the comparable period prior year.  As a percentage of revenues, SG&A was 61.5% for the three months ended September 30, 2011 versus 37.1% in the comparable period a year ago.  The increase in SG&A was due to higher sales and marketing build out costs supporting our Telecom services growth strategy, the inclusion of operating expenses from the Cummings Creek/CLR acquisition, not present in the year ago quarter and higher “one-time” corporate expenses mainly due to legal expenses incurred associated with our telecom intellectual property.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of LGS (formerly RTI) and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended September 30, 2011 was $104,728 compared to $139,636 for the three months ended September 30, 2010. The decrease is attributed to certain intangibles being fully amortized in prior periods.

INTEREST EXPENSE:

Interest Expense increased slightly to $105,274 for the three months ended September 30, 2011 compared to $139,636 for the three months ended September 30, 2010.

NET LOSS:

The Company’s net loss for the three months ended September 30, 2011 was $929,170 compared to a net loss of $142,988 for the three months ended September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Nine Months Ending September 30,
	2011	2010
REVENUE	$9,006,867	$10,237,621

Net (loss)	$(3,436,402)	$(734,408)

Net (loss) per common share – Basic & Diluted	$(0.13)	$(0.03)

	OPERATING EXPENSES		PERCENT OF SALES
	NINE MONTHS ENDED September 30, 2011	NINE MONTHS ENDED September 30, 2010	NINE MONTHS ENDED September 30, 2011	NINE MONTHS ENDED September 30, 2010

Research & Development	513,160	417,706	5.7%	4.1%

Selling, General & Administrative	4,255,532	3,480,887	47.2%	34.0%

REVENUES:

Total revenues for the nine months ended September 30, 2011 decreased by $1,230,754 or 12% to $9,006,867 compared to $10,237,621 for the nine months ended September 30, 2010.  A decrease in our government segment revenues of $2,016,977 or 26.4% was partially offset by an increase in our telecom segment of $786,223 or 30.2%.  Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 62% of total revenues compared to 75% in the year ago period.

Our Government services revenues decreased by $2,016,977 or 26% to $5,620,297 from $7,637,274 in the year ago period. Included in revenues for the nine months ended September 30, 2011 were revenues of $1,406,235 from the acquisition of Cumming Creek /CLR which closed in May 2011. Excluding the CLR, the decrease in legacy or baseline revenues adjusts to $3,423,212 or 44.8%. The baseline decrease was mainly attributable to our main prime SPAWAR contract ending mid second quarter (May 15, 2011) which was awarded to a new prime contractor who we have teamed with.    As anticipated, approximately 35% of the decrease was from losing lower margin subcontracted or pass-through revenues otherwise previously derived from prime contractor status. The remaining decrease in baseline revenues was mainly attributable to an unanticipated contraction of funding for our direct or in-house labor revenues on the SPAWAR contract after transitioning to the new prime contractor.

Our telecom communications segment revenues increased by $786,223 or 30% to $3,386,570 from $2,600,347 in the prior year.  The increase in revenues is mainly attributable to volume growth from the continuing ramp in the number of end-user correctional facilities contracted where we provide direct telecommunication services.

GROSS PROFIT:

Gross profit for the nine months ended September 30, 2011 was $3,233,765, a decrease of $640,881 or 16.5% compared to the $3,874,646 for the nine months ended September 30, 2010. Gross margin, as a percentage of revenues, decreased to 35.9% from 37.8% for the same period in 2010. The decrease in percentage was primarily the relative mix of business segment revenues as our telecom revenues increased to 37.6% of overall revenues compared to 25.4% in the prior year period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the nine months ended September 30, 2011, research and development expenses increased to $513,160 as compared to $417,706 for the nine months ended September 30, 2010.  Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the nine months ended September 30, 2011, SG&A expenses increased to $4,255,532 from $3,480,887 in the comparable period prior year.  As a percentage of revenues, SG&A was 47.2% for the nine months ended September 30, 2011 versus 34% in the comparable period a year ago. The increase in SG&A was due to higher sales and marketing build out costs supporting our Telecom services growth strategy combined with the inclusion of operating expenses from the Cumming Creek/CLR acquisition not present in the year ago period and higher corporate expenses related to “one-time” acquisition expenses to purchase Cummings Creek/CLR and higher professional fees associated with supporting our intellectual property.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of LGS (formerly RTI) and SMEI are stated separately in our statement of operations.  Amortization expense for the nine months ended September 30, 2011 was $314,181 compared to $418,906 for the nine months ended September 30, 2010. The decrease is attributed to certain intangibles being fully amortized in 2010.

INTEREST EXPENSE:

Interest Expense increased to $342,397 for the nine months ended September 30, 2011 compared to $280,694 for the nine months ended September 30, 2010.  Interest expense was comprised primarily of interest charges on increased indebtedness. The increase is primarily due to the $1,250,000 loan obtained in June 2010 for the purchase of intangibles related to our telecom segment.

NET LOSS:

The Company’s net loss for the nine months ended September 30, 2011 was $3,436,402 compared to a net loss of $734,438 for the nine months ended September 30, 2010. Net loss in the current period included a non-cash impairment loss of $1,575,000 relating to the decrease in revenues under our main SPAWAR contract which was rebid and awarded to another prime contractor, and the decrease in sales from the SPAWAR contract.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents decreased to $309,240 at September 30, 2011 from $324,149 at December 31, 2010. Net cash used by operating activities was $1,523,216 for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $847,888 in the corresponding nine months ended September 30, 2010.  The decrease in the current period is mainly due to a decrease in cash flows caused by the loss of our prime SPAWAR contract which was rebid and awarded to another prime contractor May 15, 2011.

Net cash used in investment activities was $371,293 for the nine months ended September 30, 2011 compared to $1,344,354 in the corresponding period ended September 30, 2010.  Purchase of property, plant and equipment, primarily central office hardware and premise equipment supporting our direct telecom services growth, totaled $430,811 compared to $44,354 in the prior year same period. Included in investments in the year ago period was a one-time patent licensing payment of $1,300,000 related to direct services telecom business. The $430,811 cash outlay for network equipment was partially offset by the cash acquired as part of the Cummings Creek/CLR acquisition of $59,518. We expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing and alternative debt and equity financings. The capital requirement for our Government services business is minimal and mainly driven by the level of new hirings of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $1,879,600 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $584,998 in the corresponding nine months ended September 30, 2010. The $1,879,600 consisted of: proceeds of 2,164,733 from debt, equity and equipment financings closed in the nine months ended September 30, 2011 partially offset by net debt repayments of $285,133.

During the current quarter ended September 30, 2011, we issued a two year  promissory note payable for $227,272 to an investor.  The Note bears s interest of 12% per year.  The Company is required to pay interest  quarterly on a calendar basis starting  with a pro-rata interest payment on September  30, 2011. On August 3, 2013 the maturity date, the principal amount of the note  will be due along with any unpaid and accrued interest.

Also during the current quarter, we amended our equipment financing line with Royal Bank Leasing for additional financing of  $58,122 which was used primarily for network equipment in our telecom business. The additional financing, secured by first lien on the equipment financed, is payable monthly over 30 months at $2,211 per month.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at September 30, 2011 was $2,322,782 including non-cash derivative liabilities of $131,958. This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to improve its operating cashflows, maintain continued availability under its line of credit financing and the ability to obtain additional alternative financing.

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

To date, we have incurred a material decrease in revenues under our SPAWAR contract which ended May15, 2011. The SPAWAR contract was rebid and awarded to a new prime contractor who we have teamed. We did lose the lower margin subcontracted or pass-through revenues otherwise previously derived from prime contractor status as anticipated however, we also incurred an unanticipated decline in funding for our in-house or direct labor staffing. This has had a material impact to our revenues and operating cashflow since May 2011.

We did not receive the funding as anticipated for our direct labor staffing under the new subcontract arrangement with the new prime contractor for SPAWAR. We  have estimated  the annualized impact to our revenues and operating cash flows to be approximately $5,000,000 and $800,000 respectively.  Activities undertaken to offset the loss of cashflow from the SPAWAR contract included;  restructuring or realignment of costs in our government segment in conjunction with integrating the Cummings Creek/ CLR acquisition expected to yield cost savings of approximately $600,000 annually.  We have also recently been awarded contract task orders  to increase our direct labor staffing  by six FTE’s starting in August 2011 which would yield approximately $1.0 million in revenues and $300,000 in operating cashflows.  Additionally, we expect the growth in revenues and cashflows from our telecom business to continue based on recent contract wins and projected wins based on our sales pipeline.

Our current cash position together with the availability on our line of credit is not sufficient to fund (i) our current working capital needs (ii) additional outlays for capital equipment needed to support continued growth in our telecom segment and, (iii) obligations coming due in the next twelve months. Accordingly, we remain highly dependent on realizing the savings from the cost restructuring initiatives undertaken, improvements in our operating cash flows, maintaining continued availability on our line of credit facility and the ability to raise additional alternative financing.   If the Company is not successful in achieving these measures and raising the alternative financing needed in the near term, then the Company could be required to reduce or curtail operations.

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

Management has determined that there were material weaknesses in our internal controls as of September 30, 2011.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of September 30, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

 Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2011 Quarter ended September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2011 Quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During October 2011, we entered into a stock purchase agreement with an accredited investor for private placements of 454,545 shares of restricted common stock at $.11 per share for $100,000.

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

DATE: November 15, 2011

LATTICE INCORPORATED

BY:	/s/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR
DATE: November 15, 2011

BY:	/s/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)