Form 10-K
period 2011-12-31
Lattice INC
filed 2012-04-02
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of March 29, 2012 was approximately $3,282,293.63.

As of March 29, 2012, the issuer had 29,839,033 outstanding shares of Common Stock.

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

At December 31, 2011, the Government Services segment, comprised of SMEI, LGS (formerly RTI) and the CLR Group, which was acquired in May 2011, operated as separate legal entities with regards to our contractual relationships with our government clients.  We plan on merging LGS (formerly RTI), SMEI and CLR into a single legal entity encapsulating all our federal government services with Lattice Government Services (LGS) being the surviving legal entity.  We expect this to be completed in the second quarter of 2012 and may require the novation of some of our federal government contracts into the new entity and to some extent is dependent on our customers approving the contract novation.

Telecommunications Group

We continue to wholesale call control technology and services to service providers offering communication services to inmates of correctional institutions.  This segment of our revenue historically constituted 95% of our revenues from the Communications Group.  In the second half of 2009 we began offering telecom services directly to correctional facilities and anticipate continued growth in these revenues.  We anticipate direct services to comprise a larger percentage of our revenues from the Communications Group’s revenues moving forward.

Our Products and Services

Nexus Call Control System

 The Nexus Call Control System is built on our proprietary BubbleLink software architecture.  BubbleLink is a versatile and feature rich transaction processing platform that is used to develop and enhance a variety of customizable communications applications.  This open source platform is a combination of integrated computer telephony hardware and software. The Nexus Call Control System is capable of handling thousands of call transactions per hour and provides telecom service providers with effective tools to manage telephone calls. The Nexus Call Control System can manage small to large facilities without sacrificing features or performance.  Nexus  provides technologically advanced call control and management tools targeted at investigation and law enforcement in the inmate telephone control industry. Nexus includes live monitoring, debit, video visitation, kiosk integration, and recording features. The Nexus system can be structured to use pre-paid collect and pre-paid debit cards that support specialized tariffs and call timing. With pre-paid services, Nexus provides complete control and security.  Nexus call control systems are supported by an integrated array of administrative and investigative programs that provide a management solution suite. All programs interact in real-time with Nexus calls and databases via an Ethernet Local Area Network (LAN) or a Wide Area Network (WAN).

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

The Government Services division derives approximately 90% of its revenues from the Department of Defense.  Our contracts with the Federal Government are comprised of three contract types; time and materials, fixed price, and cost plus.  These contract types are dependent on the Federal Government and we have little control over the type of contract the Federal Government chooses to operate under.  In addition, we have a mix of prime contracts, where the contract is awarded to us, and subcontracts where we are a sub on another organization’s prime contract.  We currently have approximately 90% of our revenues being generated from prime contracts.  As we expand our business, we anticipate partnering with other organizations and having a more equal split between prime and sub contracts.

Virtually all of our Government Services Segment revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of total company revenues contingent on government funding represented approximately 60% of our total revenues for the twelve months ended December 31, 2011 and 93% for the year ended December 31, 2010. Any significant reductions in the budgets of United States government agencies or in the funding of specific programs served by or targeted by our business could have a material adverse affect on our operating results.

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

Aquifer is a .NET application platform built on a service-oriented architecture that delivers scalable and secure Web applications to Windows desktop and Windows CE platforms. Aquifer gives us a competitive advantage with its service bids by: (i) reducing development time and (ii) enabling the management and the deployment of applications across the Internet to desktops around the world. For Secured Cloud Computing, the Aquifer server and client software lets clients host the applications they need to work in a secure web environment. For developers, the Aquifer Software Development Kit (SDK) allows them to build applications that are protected and ready to use in a secure cloud environment. Additionally, the Aquifer suite of tools is DIACAP (defined hereinafter) compliant and allows clients to build, host, and work with tools that are secure and ready to use in the DoD (defined hereinafter) environment. The DoD Information Assurance Certification and Accreditation Process (DIACAP) is the United States Department of Defense (DoD) process to ensure that risk management is applied on information systems. DIACAP defines a DoD-wide standard set of activities, general tasks and a management structure process for the certification and accreditation (C&A) of a DoD information system that will maintain the information assurance (IA) posture throughout the system’s life cycle. Within this secure framework, Aquifer helps organizations solve the following problems:

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

 Employees

As of December 31, 2011, we had 44 full time employees and no part time employees.  We supplement full time employees with subcontractors and part time individuals, consistent with workload requirements.  None of our employees are covered by a collective bargaining agreement.  We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

Liquidity Risk

Our liquidity is highly dependent on our (i) cash reserves (ii) availability on our credit facility and (iii) our ability to achieve our planned operating cashflows. In the event there is an unexpected downturn in our business or we are unable to achieve our operating goals, the Company would need to modify its debt agreements, curtail operations and obtain alternative funding in a challenging credit environment. Since our borrowing capacity is limited by the level of our eligible trade receivables, more reliance will be placed on our ability to achieve planned operating performance to fund our debt payments coming due in the next twelve months. Our liquidity is also dependent upon being able to negotiate time extensions of account payables. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain alternative financing.

We depend on contracts with the federal government for a substantial amount of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 60% of our total revenue in FY 2011 from federal government contracts, either as a prime contractor or a subcontractor. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the Department of Defense (“DoD”), or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

Because we depend on government contracts for a significant percentage of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United States government either as a prime contractor or a subcontractor accounted for approximately $6,875,000 or 60% of revenues, for the year ended December 31, 2011 as compared to $9,985,000 or 74% of our revenues for the year ended December 31, 2010. Our government contracts are incrementally funded for periods ranging up to twelve months, and the government agencies may require re-bidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a material decline in our revenues and cash flows.

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

Products as complex as ours may contain undetected errors or “bugs,” which may result in product failures or security breaches or otherwise fail to perform in accordance with customer expectations. Any failure of our systems could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot assure you that our existing coverage will continue to be available on reasonable terms or will be sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of errors could result in loss of data to us or our customers which could cause a loss of revenue, failure to achieve acceptance, diversion of development resources, injury to our reputation, or damages to our efforts to build brand awareness, any of which could have a material adverse effect on our market share, revenues and, in turn, our operating results.

Changes in technology and our ability to enhance our existing products, including by research and development, will require technical and financial resources, the unavailability of which could hinder sales of our products and result in decreased revenues.

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

Certain of our contracts with government agencies require us to maintain security clearances. Although our subsidiaries have the clearances necessary to perform under our current contracts, the federal government could at any time in its discretion remove these security clearances, which could affect our ability to get new contracts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. RESERVED.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. Two pending proceedings involving our Government Service Division are Subcontractor suits relating to payments on change orders. We expect to resolve these and any similar suits within the ordinary course of business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock for the years ended December 31, 2011 and 2010 and the interim periods through March 29, 2012. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below have been adjusted to reflect the one-for-ten reverse split.

Year Ended December 31, 2012

	High	Low
First Quarter ended March 31, 2012 (through March 29, 2012)	$0.12	$0.09

Year Ended December 31, 2011

	High	Low
First Quarter ended March 31, 2011	$0.35	$0.12
Second Quarter ended June 30, 2011	$0.32	$0.13
Third Quarter ended September 30, 2011	$0.18	$0.09
Fourth Quarter ended December 31, 2011	$0.14	$0.08

Year Ended December 31, 2010

	High	Low
First Quarter ended March 31, 2010	$0.14	$0.05
Second Quarter ended June 30, 2010	$0.13	$0.08
Third Quarter ended September 30, 2010	$0.13	$0.07
Fourth Quarter ended December 31, 2010	$0.14	$0.06

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of March 29, 2012, we had 29,548,522 outstanding shares of common stock held by approximately 288 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of 5% Series B Preferred Stock. In 2011, the Company recorded and accrued $25,108 of dividends payable. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit. Additionally, the Company recorded a deemed dividend for $1,063,636 related to the beneficial conversion feature of convertible Series D preferred stock.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2011.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,436,500	$0.08	2,763,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	7,436,500	$0.08	2,763,000

RECENT SALES OF UNREGISTERED SECURITIES

On February 14, 2011, the Company issued 454,546 shares of newly-designated Series D Convertible Preferred Stock for $1,000,000, pursuant to a Securities Purchase Agreement with Barron Partners LP.

On March 28, 2011, the Company issued 90,910 shares of Series D Convertible Preferred Stock for $200,000 pursuant to a Securities Purchase Agreement with Barron Partners LP. Under the terms of the Purchase Agreement, as approved by the Company’s board of directors, Lattice subsequently filed an amended certificate of designation increasing the number of shares of Series D Convertible Preferred Stock to 636,400. The terms and provisions of the March 28, 2011 Purchase Agreement are materially similar or identical of the February 14, 2011 securities purchase agreement with Barron.

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

During March and April 2011, the Company also entered into several stock purchase agreements with investors for private placements of 3,500,909 shares of restricted common stock. These private placements raised $385,000 from nine accredited investors for issuances of restricted common shares at $.11 per share.

On May 16, 2011, we entered into a Contribution and Exchange Agreement (“Contribution Agreement”) with Ralph Alexander (“Alexander”) pursuant to which Alexander, as sole stockholder, contributed all the outstanding shares of Cummings Creek Capital, Inc. (“Cummings Creek”), a Delaware corporation, to Lattice in exchange for 2,500,000 shares of restricted common stock. Cummings Creek holds 100% of the outstanding shares of CLR Group Ltd., (“CLR Group”) a government service contractor, with a principal place of business located in O'Fallon, Illinois.

Alexander also invested an additional $550,000 in Cummings Creek in advance of our acquisition of its shares from Alexander in exchange for 2,500,000 shares of restricted common stock in the Company.

During October 2011, we entered into a stock purchase agreements with an accredited investor for the private placements of 454,545 shares of restricted common stock at $0.22 per share for $100,000.

During 2011, 433,618 of common shares were issued in connection with a cashless exercise of 700,000 warrant-shares.

In August of 2011, the Company issued 145,000 option-shares to employees at a stock price of $.10. The options expire in 5 years and vest over a 3 year period.

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

Business Overview:

For the twelve months ended December 31, 2011, revenues from our telecom services segment increased to 40% of total revenues up from 26% in 2010 and 7% in 2009.  In 2011 approximately 60% of our revenues were generated from federal government contracts which we act as a prime contractor and indirectly as a subcontractor to Federal Department of Defense agencies reported under our government services segment.  We anticipate the continued growth in the telecom segment to outpace our government services revenue, resulting in an increasing percentage of revenue being generated from our telecom segment.

In the first quarter of 2012 we anticipate our revenues to be above $3,000,000 and the company to return to being EBITDA positive for the first quarter.  We believe we are able to achieve this by reducing our overhead costs, consolidating operations in our Government Services segment, and continuing to expand our sales in the Telecommunications segment.  As we continue to expand we will be looking to fund our capital requirements through increased sales, debt financing, vendor financing, and equity investments.

We operate in two principal business segments: Government Services and Telecom Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Telecom Services:

Historically, our revenue from the telecom services has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.5 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we offer or foreign markets we are able to pursue.  With the transition to the direct service based model, our telecom services revenues increased 29% from 2010.   There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

Our technology platform has been expanded to include an integrated kiosk system that enables deposits to be made at facility to an inmate’s account.  In addition, the technology can also be deployed to enable inmates to review the details of their account.  We have also implemented a video visitation technology that enables on-site interaction via video conferencing with inmates and visitors.  Both technologies are fully integrated with our Nexus platform enabling facilities to streamline overhead associated with managing inmate accounts and facilitating the movement of inmates during visiting sessions.  We intend to continue the expansion of our technology platform to include technologies that further enhance the efficiencies of correctional facility operations.

Our technology was tested in Canada and the United Kingdom in 2011.  Both tests have been successfully completed and we anticipate, through local partnerships, to be expanding our technology implementation in these countries.  This has led to other inquiries from international technology companies looking to implement our technology.  We will continue to partner with companies established in international markets to implement our technology and expand our technology footprint.

We currently operate in 9 states and the number of inmates using our service or are being provided a service by other companies utilizing our technology is now over 50,000 inmates.  We plan to continue this growth by expanding our direct services within the states we serve, expanding to other states, continue to offer our services to other providers on a wholesale basis, and continue to sell our technology to strategic partners both in the U.S. and internationally.  At the end of 2011 our technology was operating in Canada, U.K., and Japan.  We plan on expanding our international footprint in these countries as well as working with strategic partners to expand our international,

 Government Services:

 Historically, our revenue from government services has been derived from providing architecture and engineering services coupled with advanced technology solutions to agencies of the federal government. The acquisition of CLR, a provider of technology solutions to government agencies in May 2011 added to those services.

Based in O’Fallon, IL, CLR has a strong record of delivering technology and systems for the U.S. Military, including the U.S. Transportation Command, NASA, the Air Force Material Command, and the Air Mobility Command. In addition, CLR has a long standing relationship with Siemens that provides technical expertise and installation of telephone switch and trade board systems for the Air Force Reserve Command, Air combat command, Air Mobility Command and the Air National guard.

CLR’s technology solutions are primarily in the areas of enterprise architecture, architecture design and analysis, engineering support as well as network support.

In August 2011 we expanded our services offering to include building energy management systems through a trusted teaming arrangement with US Energy Group that makes us their exclusive provider to the federal government and its growing energy needs. US Energy, a New York City based provider of building energy management solutions to more than 3500 buildings in the metro NYC area, providing 15-35% in total energy savings to their customers. The Federal government is under increasing pressure to manage its enormous energy consumption, its single greatest expenditure outside salaries.  With over 1,000,000 building in the Federal portfolio (of which, over 400,000 are under the control of DOD), the established, mandatory metrics for energy reduction are aggressive.

Those metrics can only be met through a comprehensive combination of capabilities, including energy efficiencies and supplemental energy production through alternative sources like solar panels.  Just as important is the ability to manage energy usage.  The Building Energy Management System allows managers to learn where energy is being used through the use of wireless collection sensors and, matching that usage to mission, make logical use decisions that will keep occupants comfortable and critical equipment cooled while saving money.

 During 2011 we had a number of positive discussions with potential customers including an Energy Pilot with Redstone Arsenal, an Energy Initiative with the Huntsville Hospital Authority and an Energy Initiative with Huntsville City Hall.

There are risk factors such as contracts being cancelled or funding being reduced that could cause a decline in our government services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

Our Government services segment revenues decreased 31% from 2010.  The decrease was mainly due to the termination of our SPAWAR contracts during May 2011.  As a growth strategy, in addition to marketing our services into current agencies we have contracts with, we have entered into a number of teaming agreements with larger government contractors potentially enabling us to provide services on current contracts that they have been awarded.

We currently operate in 5 states and opened our newest location in Huntsville, Alabama in August 2011.  Huntsville offers a unique combination of rapid growth under the BRAC reorganization combined with its growing prominence as the second largest center for government contracting dollars behind only the Washington DC metro area; this makes it a critical intersection for small business penetration.  As the new headquarters for the Army Materiel Command, the Missile Defense Agency, Installation Management Command, NASA’s Marshall Space Flight Center, and dozens of other major agencies and regional offices, Huntsville either directly or indirectly manages more DOD spending than any other geographical location.  The Redstone Arsenal community continues to push the use of small businesses, setting aside nearly $2 billion for small businesses under all socioeconomic categories.

We plan to expand our services within the federal agencies we serve, expanding to other federal agencies outside of the DOD, and continue to sell our technology and services to strategic partners.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2011 COMPARED TO THE YEAR ENDED DECEMBER 21, 2010

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2011	2010
Sales	$11,447,136	$13,538,319

Net loss	$(6,061,088)	$(1,416,352)

Net loss per common share – Basic and Diluted	$(0.27)	$(0.06)

	OPERATING EXPENSES		PERCENT OF SALES
	2011	2010	2011	2010

Research & Development	$692,445	$549,186	6.1%	4.1%

Selling, General & Administrative	$5,290,173	$4,830,024	46.2%	35.7%

REVENUES:

Total revenues were $11,447,000 for the year ended December 31, 2011, compared to $13,538,000 in 2010. This represents a decrease in 2011 of 15.4%. Our Government Services segment which represents revenues from professional engineering services to Federal Government Department of Defense (DoD) agencies accounted for 60% of total revenues compared to 74% in the year ago period. Our telecom revenues increased to 40% of overall revenues compared to 26% in the prior year period.

            Our Government services revenues decreased by $3,110,000 or 31% to $6,875,000 from $9,985,000 in the year ago period. Included in 2011 were revenues of $2,375,000 attributable to the acquisition of Cumming Creek/CLR which closed in May 2011. Excluding CLR, the decrease in revenues adjusts to $5,485,000 or 55%. The baseline decrease was mainly due to contracts ending during 2011, mainly our prime SPAWAR contract vehicles which ended during May 2011.  Revenues under our SPAWAR contract vehicles decreased by $4,083,000 from $6,348,000 in 2010 to $2,265,000 in 2011.

            Our communications segment revenues increased by $1,019,000 or 29% to $4,572,000 from $3,554,000 in the prior year.  Included in the overall  increase was an increase in our recurring service revenues of $1,316,000 or 51% partially offset by a decrease of $297,000 in product sales.  The decrease in product sales is mostly related to the timing of shipments and not indicative of a trend. The increase in recurring service revenues was in line with our growth strategy to continue to expand the number of end-user correctional facilities contracts where we provide direct telecommunication provisioning services.

GROSS PROFIT:

For the twelve months ended December 31, 2011, our total gross profit decreased by $1,111,000 or 22% to $3,920,000 from $5,030,000 in 2010.  As a percent of sales, gross profit decreased to 34.2% in 2011 as compared to 37.2% from the prior year.  The decrease of $1,111,000 was comprised of a decrease in gross profit from our Government segment of $1,260,000 or 33% partially offset by an increase in gross profit from our Telecom segment of $149,000 or 12%.

 Our Government segment gross profit includes contribution from the CLR acquisition from May 2011 until December 31, 2011 of $743,000.  Excluding CLR, the decline in gross profit adjusts to $2,003,000 or 52% from the prior year.  The decrease was due to the loss of contracts during 2011, mainly the SPAWAR contract vehicles which ended May 2011. As a percentage of revenue, gross profit decreased to 37% from 40% in the prior year.

Our Telecom gross profit increased by $149,000 or 12% to $1,361,000 from $1,211,000 in the prior year. The gross margin percentage for the telecom segment decreased to 30% in 2011 from 34% prior year. The decrease in percentage was due to the mix of service revenues relative to product revenues. Our product revenues declined due to timing of shipments which carry gross profit margin in the 70% range compared to the gross margin percentage from our recurring direct service revenue which ranges from 20% to 30%.

RESEARCH AND DEVELOPMENT:

Research and development expenses increased to $692,000 for the fiscal year ended December 31, 2011 from $549,000 in the year ended December 31, 2010. Our engineering effort increased in line with our strategy to grow our direct telecom services. Management believes that continual enhancements of the Company's products will be required to enable us to maintain its competitive position. We will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses ("SG&A") consist primarily of expenses for management, administrative personnel, legal, fringe costs, indirect overhead costs, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2011, SG&A increased to $5,290,000 from $4,830,000 from the comparable year ended December 31, 2010, representing an increase of $460,000 or 10%. As a percentage of revenues, SG&A costs for 2011 increased to 46.2% from 35.7% for the year ended December 31, 2010. SG&A for 2011included expenses of CLR (acquired May 2011) of $511,000 not present in the year ago period.  Also included in SG&A was non-cash share based compensation of $234,000 compared to $511,000 in 2010. Excluding the effects of CLR and share based compensation, total SGA increased by $277,000 or 5% from prior year. For 2011, SG&A expenses increased in our Telecom segment for developing our intellectual property and investing in selling, marketing and support in line with growing our direct telecom services revenues. Management is focused on reducing costs in response to the decline in revenues and cash flows from our government segment. Accordingly, we have implemented cost saving measures consisting mainly of reductions in general and administrative expenses in the latter part of 2011 and into 2012 totaling approximately $1.4 million annualized.

AMORTIZATION & IMPAIRMENT:

Non-cash amortization expense for 2011 and 2010 related to intangible assets recognized in the purchase accounting of SMEI, LGS and CLR acquired in May 2011 and the IP rights purchased in 2011 amounted to $623,607 and $558,546 respectively.  The increase in 2011 is attributable to the addition of intangible assets recorded as part of the acquisition of Cumming Creek/CLR in May 2011.  For 2011, we recorded a non-cash impairment charge of $3,397,000 related to the carrying value of goodwill and intangible assets arising from acquisitions comprising our Government segment. The decrease was mainly driven by the decrease in revenues and cashflows as a result of losing contracts with Federal DoD agencies, mainly our SPAWAR contract in May 2011.

INTEREST EXPENSE:

Interest Expense consists of interest paid and accrued on our notes payable and outstanding balance on our credit facility. Interest expense increased to $457,000 for the year ended December 31, 2011 from $437,000 for the prior year ended December 31, 2010.

EXTINGUISHMENT LOSS:

In the first quarter of 2010, we recorded $130,000 as a loss on extinguishment for the issuance of 1,400,011 shares of Series A Convertible Preferred Stock (“Series A Preferred”) in exchange for cash proceeds of $250,000 and the return and cancellation of 1,955,132 shares of Series A warrants.

NET LOSS:

Our net loss for the year ended December 31, 2011 was $6,061,000 which compared to a net loss of $1,416,000 for the year ended December 31, 2010. Net loss is influenced by the matters discussed in the other sections of this MDA. However, it should be noted that our 2011 net loss included an impairment charge to the carrying value of our Goodwill and intangible assets of $3,397,000.

INCOME APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to our net income, cumulative undeclared dividends on our Series B Preferred Stock and a deemed dividend on the issuance of Series D Preferred during 2011 amounting to $1,089,000 and $25,000 for the year ended December 31, 2011 and 2010, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends on Series B Preferred stock until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $192,000 at December 31, 2011 from $324,000 at December 31, 2010.

Net cash used by operating activities was $1,373,000 for the twelve months ended December 31, 2011 compared to net cash provided by operating activities of $777,000 in the corresponding twelve months ended December 31, 2010. Net cash used by operating activities in the current year was mainly driven by the decline in revenues in our Government segment from losing a large contract (SPAWAR) in May 2011.

Net cash used in investment activities was $528,000 for the twelve months ended December 31, 2011 compared to $1,358,000 in the corresponding period ended December 31, 2010. Included in 2010 was an investment of $1,300,000 for patent licensing. In 2011 $588,000 was used to purchase property, plant and equipment supporting our direct services growth in our telecom segment which compared to $58,000 in the prior year. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. The $528,000 cash used for investing activities in fiscal year 2011 included the cash acquired as part of the Cummings Creek/CLR acquisition of $59,000. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.  The capital requirement for our Government services business is not material and is mainly driven by increases in the level of billable staff which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $1,770,000 for the twelve months ended December 31, 2011 compared to net cash provided by financing activities of $692,000 in the corresponding twelve months ended December 31, 2010. The $1,770,000 consisted of, (i) proceeds from financings totaling $2,416,000, (ii) less repayments of short term notes totaling $736,000, (iii) less principal payments on capital leases of $63,000 plus (iv) net borrowings  on our credit facilities of $153,000.

Going concern considerations:

 At December 31, 2011, our working capital deficiency was $2,643,000 which compared to a working capital deficiency of $1,417,000 at December 31, 2010. Over the last two years we have experienced operating losses and have had negative working capital. These conditions raise doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cashflows over current levels, continued availability under our line of credit financing and the ability to raise alternative financing when needed. There is no assurance that we will be able to raise alternative financing and/or restructure existing debt when and if operating cashflows are not sufficient to pay its current level of indebtedness in the next twelve months.

The Company did not receive the funding as anticipated for our direct labor staffing under the new subcontract arrangement with the new prime contractor for SPAWAR. Our status as prime contractor with SPAWAR ended May 2011. We have estimated the annualized impact to our revenues and operating cash flows to be approximately $5,000,000 and $800,000 respectively.  Previously, we had estimated the annual savings from restructuring activities undertaken during the latter half of 2011 to offset the loss of operating cashflow from the loss of SPAWAR to yield cost savings of approximately $600,000 annually. Since then, we have taken additional measures to reduce expenses and estimate the annual savings from the 2011 and 2012 cost reduction initiatives to be approximately $1,400,000.  Additionally, we expect continued growth in revenues and cashflows from our telecom business based on recent contract wins and projected wins based on our sales pipeline.

Although we are projecting improvements in our operating cashflows from the cost cutting measures implemented and the revenue growth in our telecom segment, the next 3-6 months will be the most critical as we face continued pressures of negative working capital, additional capital requirement to support the continued expansion of our direct telecom services and payments on debt service which includes a note coming due June 2012 of $982,000.  The note is secured with certain accounts receivable and we are depending on the collection of these receivables to fund the repayment of this note.  During the first quarter of 2012 sales in our telecom group increased which lessens the need for outside financing. If we continue to see sales expansion it will continue to decrease the requirement for outside financing.  Our continued growth in the direct telecom services segment will require additional working capital for new equipment purchases in order to provide these services.  The Company is constant discussion with private investors and investment groups in an attempt to procure additional funding.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to; (i) support our current working capital requirements (ii) support the interest costs and principal payments coming due on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth planned  in our telecommunications segment. In this regard, we are highly dependent on improving our operating cashflows to positive levels, maintaining continued availability on our line of credit facility and being able to raise alternative financing in a challenging credit environment. The alternative financing has not been identified at the time of this filing. There can be no assurances that the Company’s businesses will generate sufficient forward cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.

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

On March 28, 2011, we entered into a securities purchase agreement with Barron Partners LP pursuant to which Barron purchased an additional 90,910 shares of Series D Convertible Preferred Stock for $200,000.    Each Series D Share is convertible into 20 common shares of Company’s common stock at $0.11 per share, such to adjustment and limitations.   Under the terms of the Purchase Agreement, as approved by the Company’s board of directors, Lattice subsequently filed an amended certificate of designation for Series D Convertible Preferred Stock increasing the authorized amount to 636,400 shares.   The terms and provisions of the March 28, 2011 Purchase Agreement is materially similar or identical of the February 14, 2011 securities purchase agreement with Barron.

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

On May 16, 2011, we acquired all of the outstanding shares of Cummings Creek Capital for 2,500,000 shares of the Company’s common stock.  Cummings Creek Capital is a holding company and holds 100% of the outstanding shares of CLR Group, a government service contractor.

During October 2011, we entered into a stock purchase agreement with an accredited investor for the private placements of 454,545 shares of restricted common stock at $0.22 per share for $100,000.

On October 14, 2011, we issued a note with a face value of $168,000 to a Director of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 is being amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter.  The entire principal on the note of $168,000 is due at maturity on October 14, 2014.

On December 13, 2011, we had signed a promissory note with a vendor in exchange for invoices we owe totaling $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of 30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2012 of $45,000, June 30, 2012 of $55,000, September 30, 2012 of $55,000 and December 31, 2012 of $76,533. The note carries a 12% annual interest rate calculated on outstanding principal balance payable monthly. As of December 31, 2011, the Company owed $406,533.

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

Basis of Financial Statement Presentation

At December 31, 2011, we had a working capital deficiency of $2,645,000. During 2010, we had a loss from operations of $6,033,000 which included non-cash items totaling $4,512,000. The non-cash consisting of; an impairment charge of $3,347,000, $754,000 from amortization of intangibles, $234,000 of stock-based compensation and $178,000 of depreciation expense. This condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and increased operating cashflows and the ability to raise additional financing to support working capital deficit and debt coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

We provide IT and business process outsourcing services under cost reimbursable, time-and-material, fixed-price contracts, which may extend up to 5 years. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis. Revenue is generally recognized when a contract has been executed, the contract price is fixed and determinable, delivery of services or products has occurred, and collectability of the contract price is considered probable and can be reasonably estimated.

●
Under cost reimbursable contracts, we are reimbursed for allowable costs, and paid a fee. Revenues on cost reimbursable contracts are recognized as costs incurred plus an estimate of applicable fees earned. We consider fixed fees under cost reimbursable contracts to be earned in proportion of the allowable costs incurred in performance of the contract. Certain costs under government contracts are subject to audit by the government. Indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revisions based on government audits. Management believes that any adjustment by the government will not be material to the financial statements.

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

●
Our contracts with agencies of the government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectability of the contract price, we consider our previous experiences with its customers, communications with its customers regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is deemed probable.

Impairments of long-lived assets

At least annually, we review all long-lived assets with determinate lives for impairment. Long-lived assets subject to this evaluation include property and equipment and intangible assets that amount to $2,948,000 or 49% of total assets at December 31, 2011. We consider the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, we establish the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about our performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in our direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, we would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets of businesses we have acquired. Goodwill is not amortized. Rather, we test goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value of the reporting unit to determine if there is an indication that potential impairment may exist. One of the most significant assumptions underlying this process is the projection of future sales. We review its assumptions when goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 23, 2012, the Audit Committee appointed and authorized by the Board of Directors of the Company approved the dismissal of Acquavella, Chiarelli, Shuster, Berkower & Co., LLP (“ACSB”) as the Company’s independent registered public accounting firm. ACSB was initially engaged by the Company on January 6, 2010, for the years ended December 31, 2009 and 2010.

ACSB’s report on the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s going concern due to a deficit in working capital to meet its current liabilities. Other than the foregoing, the report contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal year and the subsequent interim period preceding its dismissal, there were:
(i)
no disagreements with ACSB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of ACSB, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and

(ii)	no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 23, 2012, ACSB furnished to the Company a letter addressed to the SEC stating that it agrees with the statements made above. A copy of ACSB’s letter dated February 23, 2012 is attached as Exhibit 16.1 to the Form 8-K filed with the SEC on February 24, 2012.

(b)	New independent registered public accounting firm.

On January 18, 2012, the Board approved the engagement of Rosenberg Rich Baker Berman & Company (“RRBB”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011.

During the Company’s two most recent fiscal years and the subsequent interim period preceding its engagement, neither the Company nor anyone on its behalf consulted with RRBB regarding either:

(i)
the application of accounting principles to a specified transaction, either completed or proposed, or the type audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that RRBB concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)	any matter that was the subject of a disagreement or reportable event as defined in Item 304(a)(1)(iv) of Regulation S-K and Item 304(a)(1)(v), respectively.

In approving the selection of RRBB as the Company’s independent registered public accounting firm, the Board considered any services previously provided by RRBB and concluded that such services would not adversely affect the independence of RRBB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2011.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2011, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

Changes in internal control

There were no changes in the small business issuer’s internal control over financial reporting identified in connection with the company evaluation required by paragraph (3) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer’s fiscal year that has materially affected or is reasonably likely to materially affect the small business issuer’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Paul Burgess	46	President, chief executive officer and director
Joe Noto	52	Chief financial officer and secretary
Robert E. Galbraith	67	Director
Donald Upson	57	Director
John Boyd	71	Director
Mark V. Rosenker	65	Director

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

John Boyd, Director.  John Boyd, as part of his business advisory practice, Boyd Operating Alliances, provides strategic growth and profit acceleration guidance for expansion stage businesses.  Including 33 years at AT&T, Mr. Boyd’s experience spans decades in the communications, technology, media, energy, and business services industries. He has been president/CEO of a business process outsourcing provider to the telecommunications industry, president/CEO of an energy services company, president of AT&T’s international computer business, and a senior adviser to CKX.  Mr. Boyd also has served on multiple advisory and corporate boards, including businesses in global wireless distribution, retail technology, and media/entertainment. A graduate of Iona College, he holds a Masters degree from Pace University in Advanced Management and certificates from Wharton in Advanced Marketing Management and Mergers and Acquisitions.

Mark V. Rosenker, Director.  Mark Rosenker was chairman and acting chairman of the National Transportation Safety Board (NTSB) from 2005-2009. He retired as a Major General in the U.S. Air Force Reserve in December 2006 after 37 years of combined active and reserve service. During his Air Force career, Mark served as Deputy Assistant to the President and Director of the White House Military Office, where he was responsible for managing the military assets and personnel supporting the President and Vice President.  Prior to his NTSB role, Mark was Managing Director of the Washington Office of the United Network for Organ Sharing. Earlier, he served 23 years as Vice President, Public Affairs for the Electronic Industries Association. His government service spans the Department of the Interior, the Federal Trade Commission, and the Commodity Futures Trading Commission.  Mark’s Air Force awards and decorations include the Air Force Distinguished Service Medal with One Oak Leaf Cluster and the Legion of Merit. He is a former member of the Board of Visitors to the Community College of the Air Force. In addition to graduating from the University of Maryland, Mark is a graduate of the Air Command and Staff College and the Air War College.

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

COMMITTEES

We have an audit committee. The members of our audit committee are Robert E. Galbraith, chair, and John Boyd both of whom are independent. We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B, but expect to designate one in the near future. We have not yet adopted an audit committee charter but expect to do so in the near future.

We have a compensation committee. The members of the compensation committee are John Boyd, Mark Rosenker, and Donald Upson.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary $	Bonus $ (1)		Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Paul Burgess	2011	$250,000	$							$ $	250,000 275,000
President, Chief	2010	$250,000		$25,000							$275,000
Executive Officer and	2009	$250,000		$75,000							$325,000
Director

Joe Noto	2011	$185,000	$								$185,000
Chief Financial	2010	$175,000		$25,000							$200,000
Officer	2009	$175,000		$30,000							$215,000

(1)	Represents performance bonus earned in the year when paid.

(2)
These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model. The options vest annually on the anniversary date over 3 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2011:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $

Joe Noto		200,000(a	)		$0.08	July, 2015
		1,400,000(a	)		$0.08	May, 2018

Paul Burgess		200,000(b	)		$0.08	May , 2014
		200,000(b	)		$0.08	Oct , 2014
		600,00(b	)		$0.08	Feb , 2015
		2,800,000(b	)		$0.08	May, 2018

(a)	1,600,000 vest as of December 31, 2011

(b)	3,800,000 vest as of December 31, 2010;

COMPENSATION OF DIRECTORS

We compensate our directors $1,500 per meeting and $10,000 annually as a director. In 2011 director fees were unpaid and accrued.

EMPLOYMENT AGREEMENTS

On March 24, 2009, the Company renewed its Executive Employment Agreement with Paul Burgess. Under the Executive Employment Agreement, Mr. Burgess is employed as our Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement shall automatically be extended for successive terms of one year each. Mr. Burgess will be paid a base salary of $250,000 per year under the Executive Employment Agreement Amendment. Mr. Burgess is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Burgess upon at least 60 days prior notice to us.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of common stock beneficially owned as of March 30, 2011 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	4,527,000	13.46%
Robert Galbraith (4)	1,305,000	4.37%
Joe Noto	1,600,000	5.09%
Ralph Alexander (5)	2,500,000	8.38%
Friedlander & Co., Inc. (6)	1,982,700	6.64%
Donald Upson	28,637	* %
Alan Bashforth (7)	1,304,836	4.37%
All named executive officers and directors as a group (5 persons)	9,960,637	29.61%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)
Applicable percentage ownership is based on 29,839,033 shares of common stock outstanding as of March 29, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 3,800,000 shares issuable upon exercise of options and 727,000 restricted shares.

(4)	Includes 5,000 shares owned by Mr. Galbraith’s wife, as to which Mr. Galbraith disclaims beneficial interest

(5)	Represents 2,500,000 common shares issued to Ralph Alexander in connection with the acquisition of Cummings Creek Capital, Inc. on May 26, 2011.

(6)
Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth; and (d) 600,000 warrants exercisable at $1.00 per share which expire 2012. We issued 100,000 shares of common stock in December 2007 related to consulting services rendered.

(7)
Includes 210,000 shares in which Theodore Friedlander III, a controlling person, reports beneficial ownership as a result of having sole voting power over such shares.  Mr. Friedlander beneficially owners less than 1% of the shares held by Friedlander and disclaims beneficial ownership of all other shares held by Friedlander.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Of the members of the Company’s board of directors, Donald Upson, Robert Galbraith, Mark Rosenker and John Boyd are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual independent as that term is set forth in the listing standards of the National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $86,000 and $84,500, respectively.

Audit-Related Fees

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010 were $12,500 and $12,500, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

All members of the Company’s audit committee approved the engagement of Rosenberg Rich Baker Berman & Company as the Company’s independent registered public accountants.

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

4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1
Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

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

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Contribution and Exchange Agreement By and Among Lattice Incorporated and Cummings Creek Capital, Inc. and Ralph Alexander Dated as of May 16, 2011.(7)

10.36	Employment Agreement with Ralph Alexander.(7)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

(1) Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
(2) Incorporated by reference to the 8-K filed by the Company on July 8, 2008
(3) Incorporated by reference to the 8-K filed by the Company on March 27, 2009
(4) Incorporated by reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010
(5) Incorporated by reference to the 8-K filed by the Company on February 22, 2011
(6) Incorporated by reference to the 8-K filed by the Company on March 13, 2011
(7) Incorporated by reference to the 8-K filed by the Company on May 27, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date:	March 30, 2012	By:	/s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date:	March 30, 2012	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and	March 30, 2012
Director

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	March 30, 2012

/s/ Robert Galbraith
Robert Galbraith	Director	March 30, 2012

/s/ Donald Upson
Donald Upson	Director	March 30, 2012

/s/ John Boyd
John Boyd	Director	March 30, 2012

/s/ Mark V. Rosenker
Mark V. Rosenker	Director	March 30, 2012

Lattice Incorporated Index to Consolidated Financial Statements

www.rrbb.com
ROSENBERG RICH BAKER BERMAN & COMPANY.	Carl S. Schwartz, CPA*
David N. Roth, CPA
Steven J. Truppo, CPA
Leonard M. Friedman, CPA/ABV, CBA ▲ ■
Gary A. Sherman, CPA
Robert S. Quick, CPA
Brian Zucker, CPA
Pamela Bezner Ali, CPA
Marsha L. Baldinger, CPA/ABV, CFP® ● ■
Howard B. Condo, CPA
265 Davidson Avenue, Suite 210 ● Somerset, NJ 08873-4120 ● phone 908-231-1000 ● fax 908-231-6894
111 Dunnell Road, Suite 100 ● Maplewood, NJ 07040 ● phone 973-763-6363 ● fax 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and	Alvin P. Levine, CPA
Stockholders of Lattice Incorporated	Daniel M. Brooks, CPA

We have audited the accompanying consolidated balance sheet of Lattice Incorporated as of December 31, 2011 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011. Lattice Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1b to the financial statements, the Company has a history of operating losses, has a working capital deficit and requires additional working capital to meet its current liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset, New Jersey
March 31, 2012

american institute of certified public accountants ● center for audit quality ● private companies practice section ● igaf polaris ● registered with the public company accounting oversight board
* Registered Investment Advisor ▲ Accredited in Business Valuation ■ Certified Business Appraiser ● Certified Financial Planner

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP
Certified Public Accountants and Advisors

517 Route One	One Penn Plaza
Iselin, NJ 08830	36th Floor
732.855.9600	New York, NY 10119
Fax:732.855.9559	212.867.1319
www.acsbco.com

Report of Independent Registered Public Accounting Firm

To The Board of Directors and
Shareholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheet of Lattice Incorporated and Subsidiaries as of December 31, 2010 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Lattice Incorporated and Subsidiaries will continue as a going concern. As discussed in Note 1b to the financial statements, the Company requires additional working capital to meet its current liabilities. This condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are more fully described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Acquavella, Chiarelli, Shuster, Berkower & Co., LLP Iselin, NJ 08830 March 31, 2011

New York ● New Jersey ● San Francisco ● Los Angeles ● Cayman Islands

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS:
Current assets:
Cash and cash equivalents	$192,286	$324,149
Accounts receivable	2,700,859	3,059,342
Inventories	7,350	22,052
Other current assets	142,500	246,589
Total current assets	3,042,995	3,652,131

Property and equipment, net	612,710	258,258
Goodwill	690,871	3,599,386
Other intangibles, net	1,594,306	1,588,909
Other assets	2,813	46,512
Total assets	$5,943,695	$9,145,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,769,896	$2,066,862
Accrued expenses	1,698,617	1,717,266
Deferred revenues	50,000	67,879
Customer advances	124,266	103,869
Notes payable - current	1,869,043	885,592
Contingent Consideration	77,700	-
Derivative liability	96,366	228,108
Total current liabilities	5,685,888	5,069,576
Long term liabilities:
Notes Payable - long term	1,206,283	1,367,548
Deferred tax liabilities	223,771	256,512
Total long term liabilities	1,430,054	1,624,060
Total liabilities	7,115,942	6,693,636

Shareholders’ equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 and 7,530,681 issued respectively	75,307	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000

Series C 520,000 shares authorized 520,000 issued	5,200	5,200

Serise D 636,400 shares authorized 520,000 issued	5,909	-
Common stock - .01 par value, 200,000,000 authorized, 29,851,509 and 22,942,437 issued, 29,548,522 and 22,639,450 outstanding respectively	298,516	229,425
Additional paid-in capital	43,313,969	39,853,501
Accumulated deficit	(44,443,185)	(37,293,351)
	(734,284)	2,880,082
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,292,380)	2,321,986
Equity Attributable to noncontrolling interest	120,133	129,574
Total liabilities and shareholders’ equity	$5,943,695	$9,145,196

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
DECEMBER 31,

	2011	2010

Revenue	$11,447,136	$13,538,319

Cost of Revenue	7,527,269	8,507,902

Gross Profit	3,919,867	5,030,418

Operating expenses:
Selling, general and administrative	5,290,173	4,830,024
Research and development	692,445	549,186
Impairment loss (see Note 8)	3,396,941	-
Amortization expense	623,607	558,546
Total operating expenses	10,003,166	5,937,756

Loss from operations	(6,083,299)	(907,338)

Other income (expense):
Derivative income (expense)	131,742	(154,323)
Extinguishment income ( loss)	-	(130,055)
Interest expense	(457,362)	(436,676)
Total other income	(325,620)	(721,054)

Noncontrolling interest	9,441	27,721

(Loss) before taxes	(6,399,478)	(1,600,671)

Income taxes (benefit) (Note 15)	(338,390)	(184,320)

Net loss	(6,061,088)	(1,416,351)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	(6,061,088)	(1,416,351)
Deemed dividend related to beneficial conversion
feature of convertible preferred stock	(1,063,636)	-
Preferred stock dividends	(25,108)	(25,108)
Income (loss) applicable to common stockholders	(7,149,832)	(1,441,459)

Income (loss) per common share
Basic	$(0.27)	$(0.06)
Diluted	$(0.27)	$(0.06)

Weighted average shares:
Basic	26,578,839	22,639,450
Diluted	26,578,839	22,639,450

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010

Cash flow from operating activities:
Net loss	$(6,061,088)	$(1,416,352)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Derivative income (expense)	(131,742)	154,323
Amortization of intangible assets	753,607	688,546
Revaluation of contingent consideration	(89,600)	-
Impairment	3,396,941	-
Deferred income taxes	(338,390)	(184,320)
Extinguishment loss	-	130,055
Minority interest	(9,441)	(27,721)
Share-based compensation	233,868	510,870
Depreciation	177,982	64,495
Changes in operating assets and liabilities:	-
(Increase) decrease in:
Accounts receivable	767,544	500,951
Other current assets	110,325	12,667
Other assets	43,700	7,747
Increase (decrease) in:		-
Accounts payable and accrued liabilities	(229,547)	259,045
Deferred revenues	(17,879)	67,879
Customer advances	20,398	8,915
Total adjustments	4,687,766	2,193,452
Net cash provided by (used for) operating activities	(1,373,323)	777,100
Cash Used in investing activities:
Purchase of intangibles	-	(1,300,000)
Acquired cash - CLR	59,518	-
Purchase of equipment	(587,670)	(58,000)
Net cash used for investing activities	(528,152)	(1,358,000)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	152,944	(578,405)
Payments on capital equipment lease	(63,497)	(41,242)
Payments on Notes Payable	(700,056)	1,100,000
Proceeds from the issuance of Securities	2,415,933	250,000
Payments on Director Loans	(35,711)	(37,920)
Net cash provided by (used in) financing activities	1,769,613	692,433
Net increase (decrease) in cash and cash equivalents	(131,864)	111,533
Cash and cash equivalents - beginning of period	324,149	212,616
Cash and cash equivalents - end of period	$192,286	$324,149

Supplemental cash flow information
Interest paid in cash	$415,772	$436,676
Taxes paid	-	-
Supplemental disclosures of Non-Cash Investing & Financing Activities
Purchase of Equipment		-
Capital Lease	58,122	-
Additional Paid Capital	-	(36,952)
Conversion of preferred shares into common	-	(14,370)
Conversion of preferred shares into common	-	51,322
Deemed dividend related to beneficial conversion feature of preferred stock class C	1,063,636
Exchange of warrants for preferred series A
Common Stock
Derivative liabilities	-	87,785
Additional paid in Capital	-	453,840
Deferred financing fees	-	150,000
Common stock issues for purchase of CLR subsidiary	25,000

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHARHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2011

	Preferred Stock		Common Stock		Additional Paid In Capital	Retained Earnings (Deficit)	Treasury Stock		Total Equity Attributable to	Total Equity Attributable to
	Shares	Amount	Shares	Amount			Shares	Amount	Shareowners of	Noncontrolling
									Lattice Incorporated	Interest
Stockholders’ equity, December 31, 2009	9,087,685	$90,877	17,810,281	$178,104	$38,925,744	$(35,851,893)	302,987	$(558,096)	$2,784,732	$157,295

Net Loss						(1,416,352)			(1,416,352)
Net loss attributable o noncontrolling interest										(27,721)
Share-based compensation					510,870				510,870

Issuance of series A P/S in exchange for 250,000 plus cancel warrant A (Barron)	1,400,011	14,000			453,840				467,840

Preferred A conversions	(1,437,015)	(14,370)	5,132,156	51,321	(36,951)				-

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders’ equity, December 31, 2010	9,050,681	$90,507	22,942,437	$229,425	$39,853,503	$(37,293,353)	302,987	$(558,096)	$2,321,982	$129,574

Net Loss						(6,061,088)			(6,061,088)
Net loss attributable to noncontrolling interest										(9,441)

Share-based compensation					233,868				233,868

Issuance of series D P/S in exchange for $1,300,000	590,911	5,909			1,294,091				1,300,000

Deemed dividend related to beneficial conversion feature of Series D					1,063,636	(1,063,636)			-

Issuance of Section 144 Common Stock-Accredited Investors	-	-	3,955,454	39,555	396,807				436,362

Issuance of Section 144 Common 2.5M SHS for CLR Acquisition	-	-	2,500,000	25,000	475,000				500,000

Cashless exercise of 700,000 Warrants - Laurus	-	-	433,618	4,336	(4,336)				-

Employee stock options exercised	-	-	20,000	200	1,400				1,600

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders’ equity, December 31, 2011	9,641,592	$96,416	29,851,509	$298,516	$43,313,969	$(44,443,185)	302,987	$(558,096)	$(1,292,384)	$120,133

LATTICE INCORPORATED AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1- Organization and summary of significant accounting policies:

a)         Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in Systems Management Engineering, Inc. (“SMEI”) in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc. (“LGS”), (formerly known as Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”).  CLR a government contractor compliments our Government Services business by expanding markets and service offerings. Including CLR, our Government services segment, approximately 60% of the Company’s 2011 revenues are derived from government services which compares to 74% in the prior year.  In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.

b)         Basis of Presentation and going concern considerations

At December 31, 2011, the Company has a working capital deficiency of $2,643,000 which compared to a deficiency of $1,417,000 in the prior year.  During 2011, the Company had a loss from operations of $6,083,000 compared to a loss from operations of $907,000 in the prior year.  It should be noted that included in the 2011 net loss was a noncash impairment charge of $3,347,000 related to the carrying value of intangible assets.  The history of operating losses combined with working capital deficits raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and to raise additional working capital through alternative financings. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

The carrying values of the Company’s long term debts and capital lease obligations approximates their fair values based upon a comparison of the interest rates and terms of such debt to the rates and terms of debt currently available to the Company.

f)          Cash

The Company maintains its cash balances with various financial institutions. Balance at various times during the year may at time exceed Federal Deposit Insurance Corporation limits.

g)         Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

h)         Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are state at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  At December 31, 2011 and 2010, deferred tax liabilities were $223,771 and $256,512, respectively.

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

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  We did not recognize any additional tax benefit or additional charges to our tax provision during 2011 and 2010. As of December 31, 2011 and 2010, the Company has not accrued interest or penalties related to uncertain tax position.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 and $1,525,000 as of December 31, 2011 and December 31, 2010, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2011 and 2010, there was approximately $15,932 and $228,185 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. The $15,932 will be amortized over the weighted average remaining service period.

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

At least annually, The Company reviews all long-lived assets for impairment. When necessary, charges are recorded for impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. (See Note 8 for 2011 impairment charges)

l)         Fair Value of Financial Instruments

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

As of December 31, 2011 and December 31, 2010, the derivative liabilities amounted to $96,396 and $228,108.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

 m)       Derivative Financial Instruments and Registration Payment Arrangements

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 13 for additional information.

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

n)        Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments during the year ended December 31, 2011(Government services and Telecom services).

o)        Basic and diluted income (loss) per common share:

The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock,  options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 83 million shares and 77 million shares at December 31, 2011 and 2010, respectively.

p)        Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted.  The Company will adopt this guidance January 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

Note 2- Segment reporting

Management views its business as two reportable segment: Government services and Telecommunications. The Company evaluates performance based on profit or loss before intercompany charges.

	Year Ended
	December 31,
	2011	2010

Revenues:
Government Services	$6,874,878	$9,984,804
Telecommunications	4,572,258	3,553,515

Total Consolidated Revenues	$11,447,136	$13,538,319

Gross Profit:
Government Services	$2,559,092	$3,819,125
Telecommunications	1,360,774	1,211,293
Total Consolidated	$3,919,867	$5,030,418

Total Assets:
Government Services	$3,845,776	$7,061,465
Telecommunications	2,097,919	2,083,731

Total Consolidated Assets	$5,943,695	$9,145,196

Note 3 -Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2011 and 2010.

Our receivables contain unapproved claims with Federal Dept. of Defense agencies related to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and has been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 and $1,525,000 as of December 31, 2011 and December 31, 2010, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

Note 4 -Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2011	December 31, 2010

Computers, fixtures and equipment	$2,989,244	$2,373,597
Less : accumulated depreciation	(2,376,534)	(2,115,339)

Total	$612,710	$258,258

Depreciation expense for December 31, 2011 and 2010 was $177,982 and $64,648, respectively.

 Note 5 - Notes payable

Notes payable consists of the following as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010

Bank line-of-credit (a)	$412,770	$259,826
Note Payable – (b)	-	531,000
Notes payable to Stockholder/director (c)	291,551	159,260
Capital lease payable (d)	47,679	53,054
Notes Payable (e)	1,815,460	1,250,000
Notes payable Cummings Creek/CLR (f)	507,868	-
		-
Total notes payable	3,075,326	2,253,140
Less current maturities	(1,869,043)	(885,592)
Long-term debt	$1,206,283	$1,367,548

The maturities of our notes payable are as follows:

Years ended December 31,
2012	1,869,000
2013	982000
2014	224000
3,075,000
less current maturities	1,869,000
non-current notes payable, net of current	1,206,000

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at December 31, 2011.

The outstanding balance owed on the line at December 31, 2011 and December 31, 2010  was $412,770 and $259,826 respectively.  At December 31, 2011 our interest rate was approximately 13.25%.

(b) Note Payable

In  February 2010 (“effective date”) the former RTI shareholders  assigned their interest in the note to a third party, at which time the Company amended  the terms of the note  to pay interest only and extend the maturity for 18 months with a balloon payment on August 19, 2012. The holder has a call option on the principal balance of $531,000 which includes $31,000 in deferred financing fees after twelve months from the effective date upon written notification 45 days in advance. The call option was exercised and the note was paid in full during the quarter ended March 31, 2011. The balance at December 31, 2011 and December 31, 2010 was $0 and  $531,000 respectively.

(c) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $123,551 and $159,260 as of December 31, 2011 and 2010 respectively.

The second note dated October 14, 2011 has a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 is being amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter.  The entire principal on the note of $168,000 is due at maturity on October 14, 2014.

(d) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of December 31, 2011 and December 31, 2010, the outstanding balance was $47,679 and $53,054, respectively.

(e) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000.  The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $981,655 including any unpaid interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,019,155 including the final interest payment. The note is secured by certain receivables totaling $981,655. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2011. As of the date of this filing, the Company is current with all interest payments.

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

During the current quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor.  The Note bears  interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. On August 3, 2013 the maturity date, the principal amount of the note will be due along with any unpaid and accrued interest.

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2012 of $45,000, June 30, 2012 of $55,000, September 30, 2012 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of December 31, 2011, the outstanding balance of the note is $406,533. As of the date of this filing, the Company is current with principal and interest payments.

(f)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly.   The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011,  the Company will make equal payments of principal  on the first day of each calendar quarter  totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balance of the notes totaled $507,868  at December 31, 2011.

Note 6 - Preferred Stock and Common Stock Financings:

a) Series D Preferred Stock

During the year ended December 31, 2011, the Company entered into three securities purchase agreements with Barron Partners LP in which Barron Partners LP purchased shares of par value $.0.01 Series D Convertible Preferred Stock (“Series D Preferred”).

	Series D Preferred Shares Issued	Proceeds
February 14, 2011	454,546	$1,000,000
March 28, 2011	90,910	200,000
May 16, 2011	45,455	100,000
Total	590,911	$1,300,000

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

ASC 470-20-25 provides that embedded beneficial conversion features present in convertible securities (including preferred stock) should be valued separately at issuance. The conversion price of the Preferred Stock is $0.11 which gave rise to a beneficial conversion feature. The beneficial conversion feature, which is recorded a component of paid-in capital, was calculated by multiplying the linked common shares (11,818,182 common shares) times the spread between the trading market price of $0.20 and the conversion price of $0.11, or $1,063,636.

ASC 470 provides for preferred stock to be accreted to its redemption value over the longer of the term to maturity, which is not present in the Series D Preferred, or the date of the first conversion. Since the Series D Preferred is convertible on the issuance date, a day-one deemed dividend of $1,063,636 was recorded as a deemed dividend in the consolidated statement of operations.

The Company incurred approximately $20,000 in cost associated with the sale of the preferred stock for net proceeds of approximately $1,280,000.

b)	Sale of Common Stock:

  During March and April 2011, the Company entered into several stock purchase agreements with investors for private placements of 3,955,454 shares of restricted common stock.   These private placements raised $336,361 net of legal expenses of $48,740 from thirteen accredited investors for issuances of restricted common shares at $.11 per share.

  During October 2011, we entered into a stock purchase agreements with an accredited investor for the private placements of 454,545 shares of restricted common stock at $0.22 per share for $100,000.

In July 2011, the Company received $1,600 in cash and issued 20,000 shares of restricted common stock for an exercise of employee options.

c)	Warrants:

     During March, April and May  2011 Laurus and/or its affiliated funds exercised 700,000 cashless warrants for 433,618 shares of the Company’s common stock. For the year ended December 31, 2011.

Note 7 - Cummings Creek/ CLR Acquisitions

On May 16, 2011, we entered into a Contribution and Exchange Agreement (“Contribution Agreement”) with Ralph Alexander (“Alexander”) pursuant to which Alexander, as sole stockholder, contributed all the outstanding shares of Cummings Creek Capital, Inc. (“Cummings Creek”), a Delaware corporation, to Lattice in exchange for 2,500,000 shares of restricted common stock and the Company’s assumption of certain promissory notes with a face value of $700,000. Cummings Creek holds 100% of the outstanding shares of CLR Group Ltd., (“CLR Group”) a government service contractor, with a principal place of business located in O’Fallon, Illinois.

Lattice Government Services (“LGS”), entered into an Employment Agreement with Alexander. Alexander will serve as chief executive officer of LGS for initial annual compensation of $210,000, as well as other benefits. He may be entitled to additional bonus compensation based upon performance.

The following pro-forma information for the year end December 31, 2011 is presented as if the acquisition took place as of January 1, 2011:

Twelve Months Ended December 31, 2011

NET SALES	$12,648,440

Net (Loss)	$(6,199,28)

Net Income (loss) per common share Basic and

Diluted	$(0.23)

Weighted average shares outstanding Basic

And Diluted	26,578,839

Under the acquisition method, the total purchase price was allocated to Cummings Creek’s net tangible and intangible assets based upon their estimated fair values as of May 16, 2011. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill. The factors that contributed to the recognition of goodwill included past performance and relationship in the industry, an experienced management team and acquiring a technically talented workforce.

The total purchase price for Cummings Creek was approximately $1.4 million which included a contingent liability of $167,300, representing the estimated fair value of contingent consideration we currently expect to pay to the former shareholder of CLR Group upon the achievement of certain revenue targets and future contract renewals.  The potential undiscounted amount of all future payments that we could be required to make under the contingent consideration arrangement is between $0 and $400,000 through February 2013.  The  amount of contingent consideration to be paid in the future was estimated by probability-weighting the payments to be made based on management’s best estimates of the occurrence of reaching future revenue targets and obtaining contract renewals.  These estimated payments were then discounted to present value using risk adjusted discount rates.

The fair value of the 2,500,000 common shares issued as part of the consideration paid was determined on the basis of the closing market price of Lattice’s common shares on the acquisition date.

The assumed promissory notes have a face value of $676,915 and bear interest at 4% per year.  The Company is required to pay principal and interest payments quarterly starting on May 31, 2011 until February 15, 2014 when any unpaid principal and interest remaining on the notes will be due.  The fair value of the notes was estimated based on a discounted cash flow approach using risk adjusted discount rates ranging from 7.43% to 8.29%.

The table below summarizes the allocation of the purchase price to the acquired net assets based on their estimated fair values as of May 16, 2011 and the associated estimated useful lives at that date.

(In thousands)	Amount	Range of risk adjusted discount rates used in estimate of fair value	Estimated useful life
Purchase price:
Common stock	$500,000	--
Assumed notes payable	726,200	7.43%- 8.29%
Contingent consideration	167,300	7.70%
	$1,393,500
Net tangible assets	$537,354
Identifiable intangible assets:		--
Customer contracts	113,600	26.51%	3
Customer relationships	232,700	26.51%	3
Contract backlog	412,700	25.51%	2
Deferred taxes arising from purchase	(305,649)
Goodwill	402,795
Total purchase price allocation	$1,393,500

The Company believes that CLR’s service offerings, markets covered and technical competencies affords it an opportunity for synergy, thus justifying the amount of goodwill attributed to the acquisition of Cummings Creek.

We believe that the estimated intangible asset values so determined represent the fair value at the date of acquisition. We used the income approach, specifically the discounted cash flow method, to derive the fair value of the amortizable intangible assets.  The estimated cash flows associated with the specific intangibles were discounted to present value over the intangible asset’s estimated useful life using a weighted average cost of capital derived from comparable companies and management’s estimates of the risk associated with each intangible asset.  The discount rates used in the fair value calculations as of the date of acquisition ranged from 23.72%- 24.72% These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by Topic 820.

Note 8 - Goodwill and other intangible assets:

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. December 31 has been established for the annual impairment review. Goodwill is tested for impairment at the reporting unit level. As of December 31, 2011 and 2010, all goodwill was allocated to the Government Services Sector which was considered one reporting unit.

In May 2011 the Company determined that the loss of prime status on the SPAWAR government contract coupled with the curtailment of funding of the direct labor going forward may have an impact on the carrying amount of goodwill and other intangibles. Accordingly, the Company performed an interim impairment review of its goodwill and other intangibles and determined that goodwill was impaired and recorded an impairment loss during the second quarter of $1,575,000.

The annual impairment review performed as of December 31, 2011 resulted in an additional impairment of goodwill of approximately $1,686,000 due primarily to the loss of additional contracts and continued curtailment of direct labor funding.  A discounted cash flow model was used to estimate the value of the reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital.  The Company selected the discounted cash flow methodology as it believes that it is comparable to what would be used by market participants.  The forecasted cash flows are based on the Company’s long-term operating plan, and a terminal value is used to estimate the operating segment’s cash flows beyond the period covered by the operating plan. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. These analyses require the exercise of significant judgments, including judgments about appropriate discount rates, perpetual growth rates and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. Impairments of goodwill have been reported as a separate line in the Consolidated Statements of Operations.

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

A summary of the changes in the carrying amount of goodwill for the two years in the period ended December 31, 2011, is shown below:

Balance as of January 1, 2010	$3,599,386
Goodwill impairment charges	--
Balance as of December 31, 2010	3,599,386
Addition due to Cummings Creek acquisition	402,795
Goodwill impairment charges	3,396,941
Balance as of December 31, 2011	$690,871

The tables below present amortizable intangible assets as of December 31, 2011 and 2010:

December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted average remaining amortization period
Amortizable intangible assets:
Customer relationships	$3,615,217	$(2,430,214)	$(1,001,645)	$183,360	.15 years
Knowhow and processes	2,924,790	(2,237,525)	(687,265)	--	--
IP Rights Agreement	1,300,000	(260,000)	--	1,040,000	5.63 years
Customer backlog	1,801,055	(1,519,618)	--	281,437	1.54 years
Customer lists	279,717	(277,231)	(2,486)	--	--
Employment contract	165,000	(165,000)	--	--	--
Customer contracts	113,600	(24,091)	--	89,509	2.54 years
	$10,199,379	$(6,913,679)	$(1,691,396)	$1,594,306

December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Impairment charge	Net Carrying Amount	Weighted average remaining amortization period
Amortizable intangible assets:
Customer relationships	$3,382,517	$(2,216,931)	$(1,001,645)	$163,941	.08 years
Knowhow and processes	2,924,790	(2,054,590)	(687,265)	182,936	.08 years
Customer backlog	1,388,355	(1,333,452)	--	54,903	.03 years
Customer lists	279,717	(260,101)	(2,486)	17,129	.01 years
IP Rights Agreement	1,300,000	(130,000)		1,170,000	6.63 years
Employment contract	165,000	(165,000)	--	--	--
	$9,440,379	$(6,160,074)	$(1,691,396)	$1,588,909

Total intangible amortization expense was $753,605 and $688,546 for the year ended December 31, 2011 and 2010, respectively.

Estimated annual intangibles amortization expense as of December 31, 2011 is as follows:

2012	$451,794
2013	320,525
2014	171,987
2015	130,000
2016	130,000
Thereafter	390,000
Total	$1,594,306

Note 9 - Recurring Fair Value Measurements

On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

●	Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

●	Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

●
Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

In connection with the CLR Group acquisition, we have a contingent obligation, to be paid in cash, to the former shareholder of CLR Group based on future revenue and contract renewal targets.  The fair value of the contingent consideration liability associated with the $400,000 of potential payments was estimated by discounting, to present value, the contingent payments expected to be made based on our estimates of expected revenues and contract renewals. Since the factors used to value the contingent consideration liability were derived from management’s estimates of the probability of payment, they were considered Level 3 inputs within the fair value hierarchy.

As of the date of acquisition, we used risk adjusted discount rates ranging from 7.43%- 7.70% to reflect market risks, which we believe is appropriate and representative of market participant assumptions. In accordance with ASC Topic 805, Business Combinations, we will re-measure this liability each reporting period and record changes in the fair value through a separate line item within our statement of operations.  Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue and contract renewal estimates. During the fourth quarter of 2011, we recorded $89,600 in the accompanying statements of operations representing the decrease in fair value of this obligation between the acquisition date and December 31, 2011 due primarily to a reduction in the probability of certain targets being met.  As of December 31, 2011, we used risk adjusted discount rates ranging from 7.37%-8.75% to reflect market risks.

The fair value Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to our contingent consideration liability , as follows:

Balance as of January 1, 2011	$--
Contingent consideration liability recorded	(167,300)
Fair value adjustments	89,600
Balance as of December 31, 2011	$(77,700)

		Quoted
		Prices
		In
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
	December 31, 2011	( Level 1)	( Level 2)	( Level 3)
Liabilities
Derivative liabilities	$96,367			$96,367
Contingent Consideration	77,700			77,700

Total Liabilities	$174,067	-	-	$174,067

	Fair Value at
	December 31, 2010
Liabilities
Derivative liabilities	$228,108			$228,108
Total Liabilities	$228,108			$228,108

Note 10 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at December 31, 2011.

Note 11 – Patent Licensing Agreement

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products.  In conjunction with the agreement the Company paid  $1,300,000 as follows;  $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000  on June 30, 2010. The $1,300,000 was paid in full pursuant to the licensing agreement as of June 30, 2010. The $1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $130,000 of amortization expense was included as a component of the communication segment’s cost of sales for the years ended December 31, 2011and December 31, 2010 respectively.

Note 12 – Exchange of Series A Preferred Stock for cancellation of Series A Warrants

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

Note 13 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 1,658,333 and 2,358,333 shares of the Company’s common stock as of December 31, 2011 and  2010 and are carried at fair value. The balance at December 31, 2011 and, 2010 was $96,367 and $228,108 respectively.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2011 and 2010 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 123.01% - 183.73% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 0.27% - 3.36%.

Note 14 - Dividends

The Company accrued and recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the period ended December 31, 2011 and 2010. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

ASC 470 provides for preferred stock to be accreted to its redemption value over the longer of the term to maturity, which is not present in the Series D Preferred, or the date of the first conversion. Since the Series D Preferred is convertible on the issuance date, a day-one deemed dividend of $1,063,636 was recorded to accrete the Series D Preferred to its redemption value (See Note 6).

Note 15 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2011 and 2010 consists of the following:

	December 31,
	2011	2010

Current		-
Deferred	(338,390)	(184,329)

The components of the deferred tax assets (liability) as of:

Net operating loss carryforward	7,505,059	$6,798,509
Stock base compensation	139,853	510,870
Executive compensation	59,800	100,000

Total Deferred tax Asset	7,704,712	7,409,379
Valuation allowance for Deferred tax asset	(7,704,712)	(7,409,379)
Deferred tax asset	-	-

Deferred tax liability:
Intangible Assets	(223,771)	(256,512)
Sec 481c	-	-

Net deferred tax long term	(223,771)	(256,512)
Net deferred tax	$(223,771)	$(256,512)

As of December 31, 2011 and 2010, the Company generated a net operating loss carry forwards of approximately $20,000,000 available expiring 2011-2030.

The provision for income taxes reported for the year ended December 31, 2010.

	December 31,
	2011	2010

Provision (benefit) for taxes using statutory rate	$(1,939,044)	$(544,228)
state taxes, net of federal tax benefit	646,348	(96,040)
Permanent differences:
None deductable expense	2,247,002	455,948

Provision (Benefit) for income taxes	$(338,390)	$(184,320)

The Company operates in multiple state tax jurisdictions.  Tax positions are evaluated and liabilities are established for uncertain tax positions that may be challenged by local authorities and may not be supportable under examination.  Tax positions and liabilities are established in accordance with applicable accounting guidance on uncertainty in income taxes in light of changing facts and circumstances.  Based on current available information, the Company believes that a reasonable estimate cannot be made if challenged and not sustained.  Accordingly no provision has been made for the period ended December 31, 2011.

Note 16 - Commitments

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

On March 24, 2009, the Company renewed its executive employment agreement with Joe Noto. Under the Executive Employment agreement, Mr. Noto is employed as our Chief Financial Officer for a term of three years, at an annual base salary of $185,000. Thereafter, the Executive Employment Agreement will shall be automatically extended for successive terms of one year each Mr. Noto is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 60 days prior notice to us.

b)     Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2012 to 2015,. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

c)     Capital Lease Payable

On July 15, 2011 the Company entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $58,122 in equipment for our communication services. The terms of which included monthly payments of $2,211 per month over 30 months and a  $1.00 buy-out at end of the lease term. As of December 31, 2011, the outstanding balance was $47,679 and accumulated depreciation associated with the assets under capital lease were $5,000.

Future minimum lease payments required under leases

	Capital	Operating
	Leases	Leases
2012	$26,532	$112,921
2013	26,532	$112,039
2014	-	61,739
Total minimum lease payments	$53,064	$286,699

Total rent expense was $251,839 and $331,518 for the year ended December 31, 2011 and 2010 respectively.

Note 17 - Share-Based Payments

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

The board approved the issuance of options to purchase an aggregate of 145,000 and 850,000 shares of the Company’s common stock to various employees, officers and directors of the company during December 31, 2011 and 2010, respectively.

The Company recorded stock base compensation expense of $233,868 and $510,870 for the year ended December 31, 2011 and 2010, respectively under both plans.

We use the Black-Scholes option pricing model to estimate on the grant date the fair value of share-based awards in determining our share-base compensation. The following weighted-average assumption were used for grants made under the stock options plans for the years ended December 31, 2011 and 2010.

	2011	2010
Expected Volatility	176.1	192.8%
Expected term	5 years	8 years
Fisk-Free interest rate	1.02	2.91%
Dividend yield	0%	0%
Annual forfeiture rate	5%	10%
Weighted-average estimated fair value of options granted	.10	$0.08

The Company recorded stock base compensation expense of $233,868 and $510,870 for the years ended December 31, 2011 and 2010 respectively under both plans

Transactions involving stock options awarded under the Plan described above during the years ended December 31, 2011 and 2010

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2009	7,548,000	$0.08	6.5	$-

Granted	850,000	$0.08
Exercised	-
Cancelled/expired	(355,000)	$0.08

Outstanding at December 31, 2010	8,043,000	$0.08	6.8	$237,000

Granted	145,000	$0.10
Exercised	(20,000)	$0.08
Cancelled/expired	(731,500)	$0.08

Outstanding at December 31, 2011	7,436,500	$0.08	5.6	$282,000

Vested and exercisable at December 31, 2011	7,058,167

Vested and exercisable at December 31, 2010	4,745,664

d)     Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees ’ sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an “ Employee Stock Purchase Plan ” under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company ’ s Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There were no shares issued under the plan in 2011 or 2010.

Note 18 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company matches 5% of employee contributions. Pension expense for the years ended December 31, 2011 and 2010 was $151,148 and $170,497, respectively.

Note 19 - Major Customers and Concentrations

Our Government services segment’s revenues are derived either as a Prime or as a subcontractor to another Prime contractor from U.S. Department of Defense (DoD) agencies which accounted for approximately 60% of our total revenues for December 31,  2011 compared to 74% for 2010.

The Company had two Prime contract vehicles under SPAWAR that accounted for   33%  and  64 %  of total revenues  in 2011 and 2010 respectively.  These contracts ended May 2011 and were awarded to another Prime contractor. Accounts receivable for these contracts totaled approximately $884,333 and $1,592,000   at December 31, 2011 and December 31, 2010 respectively.

Note 20 - Adjustments and Reclassification

During 2011 the Company issued 2011 quarterly financial statements reflecting recording the purchase of preferred Class D stock (see note 6 above), the Company has reviewed this transaction and realized that the beneficial conversion feature was not properly recorded (omitted) in the Statement of Consolidated Operation and the Consolidated Balance Sheet for each of the quarters filed in 2011. The Company evaluated the errors under SEC Staff Accounting Bulletin 108 and concluded the errors were not material to cause amendment to previous filings and therefore correct the errors in this filing.

The following tables show the impact of the errors to the Consolidated Statement of Operations for quarters in 2011:

	Three Months Ended September 31, 2011			Nine Months Ended September 31, 2011
	As previously reported	adjustment	As Restated	As previously reported	adjustment	As Restated
Net loss	$(929,169)		$(929,169)	$(3,436,403)		$(3,436,403)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	(929,169)		(929,169)	(3,436,403)		(3,436,403)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-		-		(1,063,636)	(1,063,636)
Preferred stock dividends	(6,277)		(6,277)	(18,831)		(25,108)
Income (loss) applicable to common stockholders	$(935,446)		$(935,446)	$(3,455,234)	(1,063,636)	$(4,525,147)

Income (loss) per common share
Basic	$(0.03)		$(0.03)	$(0.13)	$(0.04)	$(0.17)
Diluted	$(0.03)		$(0.03)	$(0.13)	$(0.04)	$(0.17)

Weighted average shares:
Basic and Diluted	29,364,488		29,364,488	25,976,950	25,976,950	25,976,950

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	As previously reported	adjustment	As Restated	As previously reported	adjustment	As Restated
Net loss	$(1,965,852)		$(1,965,852)	$(2,507,234)		$(2,507,234)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	(1,965,852)		(1,965,852)	(2,507,234)		(2,507,234)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	(81,818)	(81,818)		(1,063,636)	(1,063,636)
Preferred stock dividends	(6,277)		(6,277)	(12,554)		(25,108)
Income (loss) applicable to common stockholders	$(1,972,129)	(81,818)	$(2,053,947)	$(2,519,788)	(1,063,636)	$(3,595,978)

Income (loss) per common share
Basic	$(0.08)	$(0.00)	$(0.08)	$(0.10)	$(0.04)	$(0.15)
Diluted	$(0.08)	$(0.00)	$(0.08)	$(0.10)	$(0.04)	$(0.15)

Weighted average shares:
Basic and Diluted	25,459,225	25,459,225	25,459,225	24,211,686	24,211,686	24,211,686

	Three Months Ended March 31, 2011
	As previously reported	adjustment	As Restated
Net loss	$(522,827)		$(522,827)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	(522,827)		(522,827)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	-	(981,818)	(981,818)
Preferred stock dividends	(6,277)		(6,277)
Income (loss) applicable to common stockholders	$(529,104)	(981,818)	$(1,510,922)

Income (loss) per common share
Basic	$(0.02)	$(0.04)	$(0.06)
Diluted	$(0.02)	$(0.04)	$(0.06)

Weighted average shares:
Basic and Diluted	23,432,084	23,432,084	23,432,084

The following tables show the impact of the errors to the Consolidated Balance Sheet for quarters in 2011:

	At September 30, 2011			At June 30, 2011
	As previously reported	adjustment	As Restated	As previously reported	adjustment	As Restated
Total Assets	$8,729,071		$8,729,071	$8,918,975		$8,918,975

Total Liabilities	6,353,880		6,353,880	6,479,291		6,479,291

Additional paid in capital	42,286,245	1,063,636	43,349,881	42,286,245	1,063,636	43,349,881
Accumulated Deficit	(40,748,590)	(1,063,636)	(41,812,226)	(39,813,144)	(1,063,636)	(40,876,780)

Total Attributable to shareowners of Lattice Incorporated	1,380,958		1,380,958	2,316,404		2,316,404

Total liabilities and shareholders’ Equity	$8,729,071		$8,729,071	$8,918,975		$8,918,975

	At March 31, 2011
	As previously reported	adjustment	As Restated
Total Assets	$9,728,201		$9,728,201

Total Liabilities	6,196,202		6,196,202

Additional paid in capital	41,414,093	981,818	42,395,911
Accumulated Deficit	(37,822,460)	(981,818)	(38,804,278)

Total Attributable to shareowners of Lattice Incorporated	3,405,572		3,405,572

Total liabilities and shareholders’ Equity	$9,728,201		$9,728,201

Note 21 - Subsequent events

None.