Form 10-Q
period 2012-03-31
Lattice INC
filed 2012-05-15
CIK 350644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2012, there were 29,548,522 outstanding shares of the Registrant’s Common Stock, $.01 par value.

LATTICE INCORPORATED
MARCH 31, 2012 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue	$3,395,338	$3,269,867

Cost of Revenue	2,035,497	2,104,483

Gross Profit	1,359,841	1,165,384
	40.1%	35.6%
Operating expenses:
Selling, general and administrative	1,012,241	1,113,914
Research and development	174,583	152,261
Amortization expense	80,448	105,400
Total operating expenses	1,267,272	1,371,575

Income (loss) from operations	92,569	(206,191)

Other income (expense):
Derivative income (expense)	11,783	(272,917)
Interest expense	(107,988)	(132,371)
Total other income	(96,205)	(405,288)

Noncontrolling interest	-	3,147

(Loss) before taxes	(3,636)	(608,332)

Income taxes (benefit)	(32,396)	(85,504)

Net income (loss)	28,760	(522,828)

Reconciliation of net income (loss) to
Income (loss) applicable to common shareholders:
Net income (loss)	28,760	(522,828)
Preferred stock dividends	(6,277)	(6,277)
Income (loss) applicable to common stockholders	22,483	(529,105)

Income (loss) per common share
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average shares:
Basic	29,548,522	23,432,084
Diluted	36,606,689	23,432,084

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$174,066	$192,286
Accounts receivable	3,136,440	2,700,859
Inventories	7,350	7,350
Other current assets	138,540	142,500
Total current assets	3,456,396	3,042,995

Property and equipment, net	595,357	612,710
Goodwill	690,871	690,871
Other intangibles, net	1,481,359	1,594,306
Other assets	2,813	2,813
Total assets	$6,226,796	$5,943,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,836,335	$1,769,896
Accrued expenses	1,696,453	1,698,617
Deferred revenues	57,500	50,000
Customer advances	187,447	124,266
Notes payable - current	1,976,695	1,869,043
Contingent Consideration	77,700	77,700
Derivative liability	84,583	96,366
Total current liabilities	5,916,713	5,685,888
Long term liabilities:
Notes Payable - long term	1,267,050	1,206,283
Deferred tax liabilities	191,375	223,771
Total long term liabilities	1,458,425	1,430,054
Total liabilities	7,375,138	7,115,942

Shareholders’ equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 issued and outstanding	75,307	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Serise D 636,400 shares authorized 520,000 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized,	298,516	298,516
29,851,509 and 22,548,522 issued and outstanding respectively
Additional paid-in capital	43,315,390	43,313,969
Accumulated deficit	(44,420,702)	(44,443,185)
	(710,380)	(734,284)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,268,476)	(1,292,380)
Equity Attributable to noncontrolling interest	120,133	120,133
Total liabilities and shareholders’ equity	$6,226,796	$5,943,695

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flow from operating activities:
Net Income (loss)	$28,760	$(522,826)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Derivative income	(11,783)	272,917
Amortization of intangible assets	112,948	137,228
Deferred income taxes	(32,396)	(85,504)
Minority interest	-	(3,147)
Share-based compensation	1,421	119,833
Depreciation	56,681	18,339
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(435,581)	(84,269)
Other current assets	3,960	43,734
Increase (decrease) in:
Accounts payable and accrued liabilities	57,998	(214,063)
Deferred revenues	7,500	(57,879)
Customer advances	63,181	(7,132)
Total adjustments	(176,072)	140,057
Net cash provided by (used for) operating activities	(147,312)	(382,769)
Cash Used in investing activities:
Purchase of equipment	(39,328)	(95,712)
Net cash used in investing activities	(39,328)	(95,712)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	67,093	(27,252)
Payments on capital lease	(5,426)	(12,195)
Payments on Notes Payable	(56,355)	(531,000)
Proceeds from the issuance of Notes Payable	175,000	1,436,361
Payments on Director Loans	(11,892)	(9,610)
Net cash provided by (used in) financing activities	168,420	856,304
Net increase (decrease) in cash and cash equivalents	(18,220)	377,823
Cash and cash equivalents - beginning of period	192,286	324,149
Cash and cash equivalents - end of period	$174,066	$701,972

Supplemental cash flow information
Interest paid in cash	$91,315	$113,620
Common Stock	-	1,231
Derivative liabilities	-	(31,999)
Additional paid in Capital	-	30,768

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2012
 (Unaudited)

Note 1 - Organization and summary of significant accounting policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc, (“LGS”)  (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors.In December 2009 we changed RTI’s name to Lattice Government Services Inc.  In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated.On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”).  CLR a government contractor compliments our Government Services business by expanding markets and service offerings.

b) Basis of Presentation going concern

At March 31, 2012 the Company had a working capital deficiency of $2,460,317.This compared to a working capital deficiency of $2,642,893 at December 31. 2011. For the three months ended March 31, 2012, the Company had income from operations of $93,000 which included non-cash expenses totaling $171,050.  During the quarter, we raised $175,000 through the issuance of several notes to private investors which was used for working capital and to fund the capital requirement supporting the growth of our communication services segment. The Company’s working capital deficiency and constrained liquidity raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. It should be noted that we have a note coming due for $982,000 in June 2012 which will either have to be renegotiated or refinanced. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2012 and for the three  months ended March 31, 2012 and 2011 are unaudited.   In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations.   The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2011 appearing in Form 10-K filed on April 2, 2012.

d) Principles of consolidation

The condensed financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board  Accounting Standards Codification 718-10, Accounting for Share-based payments, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2012, there is $14,511 of  unrecognized compensation cost related to unvested share-based compensation awards granted. For the three months ended March 31, 2012 share-based compensation was $1,421 compared to $119,833 in the prior year period.

g) Revenue Recognition

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 as of March 31, 2012. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

h) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments for the three months ended March 31, 2012 and 2011 (see Note 2 for details).

i)  Depreciation, amortization and long-lived assets:

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

	Three Months Ended
	March 31,
	2012	2011

Revenues:
Government Services	$1,311,905	$2,258,943
Telecommunications	2,083,433	1,010,925

Total Consolidated Revenues	$3,395,338	$3,269,868

Gross Profit:
Government Services	$516,479	$802,447
Telecommunications	843,363	362,937
Total Consolidated	$1,359,842	$1,165384

Total Assets:	March 31, 2011	December 31, 2011
Government Services	$3,877,645	$3,845,776
Telecommunications	2,349,150	2,097,919

Total Consolidated Assets	$6,226,795	$5,943,695

Note 3 - Notes payable

Notes payable consists of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Bank line-of-credit (a)	$466,863	$412,770

Notes payable to Stockholder/director (b)	269,656	291,551
Capital lease payable (c)	42,253	47,679
Notes Payable (d)	2,013,460	1,815,460
Notes payable Cummings Creek/CLR (e)	451,513	507,868
		-
Total notes payable	3,243,745	3,075,326
Less current maturities	(1,976,695)	(1,869,043)
Long-term debt	$1,267,050	$1,206,283

Interest expense including amortization of deferred finance fees associated with the above notes for the three months ended March 31, 2012 and 2011 was $108,000 and $132,000 respectively.

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

 The outstanding balance owed on the line at March 31, 2012 and December 31, 2011 was $466,863 and $412,770 respectively.  At March 31, 2012 our interest rate was approximately 13.25%.

(b) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $101,656 and $123,551 as of March 31, 2012 and 2011 respectively.

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

(c) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing  to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of March 31, 2012 and December 31, 2011, the outstanding balance was $42,253 and $47,679, respectively.

(d) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000.  The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matures June 30, 2012 and payment of principal will be due at that time in the lump sum value of $981,655 including any unpaid interest. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,019,155 including the final interest payment. The note is secured by certain receivables totaling $981,655. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at March 31, 2012. As of the date of this filing, the Company is current with all interest payments.

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

During the quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor.  The Note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. On August 3, 2013 the maturity date, the principal amount of the note will be due along with any unpaid and accrued interest.

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

On January 23, 2012, we issued a several promissory notes to private investors with face values totaling $198,000.The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The Notesbearinterestof 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. On January 23, 2014 the maturity date, the principal amount of the notes will be due along with any unpaid and accrued interest.

(e)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly.   The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011,  the Company will make equal payments of principal  on the first day of each calendar quarter  totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balance of the notes totaled $451,513 at March 31, 2012.

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 1,658,333 shares of the Company’s common stock as of March31, 2012 and December 31, 2011 and are carried at fair value. The balance at March 31, 2012 and, December 31, 2011 was $84,583 and $96,367 respectively.

 The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2011 and 2010 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 123.01% - 183.73% based upon forward terms of instruments; and a risk free rate ranging from 0.27% - 3.36%.

Note 5 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at March 31, 2012.

Note 6 - Goodwill and other intangible assets:

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment at the reporting unit level. As of  March 31, 2012 and December 31, 2011, all goodwill was allocated to the Government Services Sector which was considered one reporting unit.   As of  March 31, 2012 there were no significant events that would indicate that there was an impairment to our goodwill.

A summary of the changes in the carrying amount of goodwill for the  years in the period ended December 31, 2011, is shown below:

Balance as of January 1, 2011	$3,599,386
Addition due to Cummings Creek acquisition	402,795
Goodwill impairment charges	(3,396,310)
Balance as of December 31, 2011	$690,871
Goodwill impairment charges	-
Balance as of March 31, 2012	$690,871

The table below present amortizable assets as of March 31, 2012:

	Gross	Accumulated	Net
	Carry amount	Amortization	Carry amount
Purchase intangible associated with CLR purchase	$759,000	$285,141	$473,859

IP Rights Agreement	1,300,000	292,500	1,007,500

	$2,059,000	$577,641	$1,481,359

2012	$338,847
2013	320,525
2014	171,987
2015	130,000
2016	130,000
Thereafter	390,000
Total	$1,481,359

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2011. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

Revenues for the quarter ended March 31, 2012 were $3,395,000 compared to $3,270,000 in the prior year quarter.  Our operating income after adding back non-cash expenses for depreciation, amortization and share based compensation adjusts to $264,000 versus a prior year income of $69,000.

Revenues from Communications Services accounted for $2,083,000 or 61% of our overall revenues compared to 31% in the prior year quarter.  We expect to see the percentage of revenue generated from Communications Services to continue to trend upward based on anticipated growth in this segment. For the three months ended March 31, 2012, revenues from our Government Services segment decreased to $1,312,000 versus the prior year of $2,259,000.  The decrease in Government Services revenue is primarily attributable to contracts ending in 2011 mainly the SPAWAR contracts.  The ending of the SPAWAR contracts accounted for approximately $1,500,000 of the decrease and was partially offset by revenues attributable to the Cummings Creek/CLR acquisition which closed in May 2011.

We operate in two principal business segments: Government Services and Communication Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Communication Services:

We continue to see growth in our recurring revenue generated from both direct and wholesale customers.  Revenue from our Communications Services segment increased 106% from the same period a year ago to $2,083,000.  Revenue from our recurring services for the first quarter 2012, increased to $1,283,000 from $801,000 in the same period a year ago.  The 60% increase in recurring revenue is a result of higher call volumes from correctional facilities and the increased number of facilities on our network.  In addition, our technology has garnered more interest in the telecommunications industry and we are starting to see growth in our technology sales pipeline.Revenue from wholesaled equipment increased by $591,000 from the prior year quarter.

Our technology is now making inroads into Europe and we are currently negotiating sales for both technology and services with correctional facilities, service providers, and telecommunications companies in the corrections industry.  We anticipate recognizing revenue from European sales later this year.  In addition, we have a services agreement with a Canadian telecommunications company and anticipate orders to begin shortly.

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

Government Services:

We have implemented cost cutting measures  and continue to reduce our costs in line with the decline in revenues mainly due to loss of the large SPAWAR contracts in May 2011. We continue to manage our cost structure closely so that the Government segment generates positive operating income going forward. These steps aided the company in its ability to turn in positive net income  for the quarter ended March 31, 2012.

We maintain a strong sales pipeline in our Government business, however, we are cautious as budget pressures in the Federal Government continue to delay contract awards and funding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending March 31,
	2012	2011
REVENUE	$3,395,338	$3,269,867

Net Income (loss)	$28,760	$(522,828)

Net Income (loss) per common share – Basic & Diluted	$--	$(0.02)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED March 31, 2012	THREE MONTHS ENDED March 31, 2011	THREE MONTHS ENDED March 31, 2012	THREE MONTHS ENDED March 31, 2011

Research & Development	174,583	152,261	5.1%	4.7%

Selling, General & Administrative	1,012,241	1,113,914	29.8%	34.1%

REVENUES:

Total revenues for the three months ended March 31, 2012 increased by $125,000 or 3.8% to $3,395,000 compared to $3,270,000 for the three months ended March 31, 2011.  A decrease in our government segment revenues of $947,000 or 41.9% from prior year quarter was offset by an increase in our telecom segment of $1,073,000 or 106,1% from prior year. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 38.6% of total revenues compared to 69.1% in the year ago quarter.

Our Government services revenues decreased by $947,000 or 41.9%% to $1,312,000 from $2,259,000 in the year ago quarter. The decrease was mainly attributable to several contracts ending during 2011 mainly the SPAWAR contract vehicles which ended May 15, 2011. The decrease in revenues from the loss of contracts was partially offset by revenues attributable to the CLR acquisition which closed in May 2011.

Our communications segment revenues increased by $1,073,000 or 106.1% to $2,083,000 from $1,011,000 in the prior year.  The increase was comprised of an increase in recurring service revenues of $481,000 or 60% and an increase of $591,000 in technology equipment sales. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

GROSS MARGIN:

Gross profit for the three months ended March 31, 2012 was $1,359,841, an increase of $194,000 or 16.7% compared to the $1,165,384 for three months ended March 31, 2011. Gross margin, as a percentage of revenues, increased to 40.1% from 35.6% for the same period in 2011. The increase in gross margin was primarily due to an increase in margin in our telecom from a shifting mix of product sales in higher margin wholesale technology equipment sales relative to recurring telecom service revenues. The technology equipment margins range approximately 70% and services margins range between 20 to 30% of revenues.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the three months ended March 31, 2012, research and development expenses increased to $174,583 as compared to $152,261 for the three months ended March 31, 2011.  The increase was due to the addition of engineering staff supporting the growth in our Telecom segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative (“SG&A”) expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended March 31, 2012, SG&A expenses decreased to $1,012,241 from $1,113,914 in the comparable period prior year.  As a percentage of revenues, SG&A was 29.8% for the three months ended March 31, 2012 versus 34.1% in the comparable period a year ago. The decrease in SG&A was comprised of an increase in sales and marketing costs supporting our Telecom services growth and a decrease in share based compensation and a decrease in SG&A supporting our Government services segment.  The decrease in Government segment SG&A was driven cost cutting in response to the contraction in revenues and billable FTE’s and the integration of CLR which was acquired May 2011

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of Cummings Creek/CLR, LGS (formerly RTI) and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended March 31, 2012 was $80,448 compared to $105,400 for the three months ended March 31, 2011.  The decrease is attributed to certain intangibles attributable to the RTI and SMEI purchases being fully amortized in prior periods.

INTEREST EXPENSE:

Interest Expense decreased to $107,989 for the three months ended March 31, 2012 compared to $132,371 for the three months ended March 31, 2011 due to a net decrease in the average interest cost of borrowings.

NET INCOME (LOSS):

The Company’s net income for the three months ended March 31, 2012 was $28,760 compared to a net loss of $522,828 for the three months ended March 31, 2011. The increase was mainly due to higher gross profit generated in our Telecom segment, lowered operating expenses and non-cash derivative income in the current quarter of $11,783 compared to a $272,917 derivative loss in the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at March 31, 2012 was $174,066, a decrease of $18,220 from $192,286 at December 31, 2011. Net cash used by operating activities was $147,312 for the three months ended March 31, 2011 compared to net cash used by operating activities of $382,769 in the corresponding three months ended March 31, 2011.  The decrease in the current period is mainly due to an increase in receivables of approximately $435,581 due to higher equipment sales shipped and billed at the end of the quarter.

Net cash used in investment activities was $39,328 for the three months ended March 31, 2012 compared to $95,712 in the corresponding period ended March 31, 2011.  Purchase of property, plant and equipment, primarily consists of central office hardware and premise equipment supporting our direct telecom services growth, totaled $39,328 related to our installs of equipment supporting our direct telecom services revenues for the three months ended March 31, 2012 compared to $95,712 in the prior year same period. We expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing, alternative debt and equity financings. The capital requirement for our Government services business is minimal and mainly driven by the level of new hiring’s of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash provided by financing activities was $168,420 for the three months ended March 31, 2012 compared to $856,304 in the corresponding three months ended March 31, 2011. The $168,420 consisted of:  proceeds of $175,000 from the issuance of new notes payable to private investors, an increase on our line of credit of $54,094. These increases were offset by principle payments on notes and equipment financing totaling $73,673.

Our currentlevel of liquidity combined with projected operating cash flows is not adequate to support our working capital needs, service our debt obligations, or support the capital requirements for further expansion of our telecom segment.  Accordingly, we remain highly dependent on (i) successfully executing our business plan, (ii) the ability to raise alternative financing in the near term and (iii) our ability to renegotiate terms with note holders and other creditors.  It should be noted that we have a note maturing June 2012 for $982,000 which we are currently looking to refinance.   If the Company is not successful in achieving these measures then the Company could be required to reduce or curtail operations.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at March 31, 2012 was $2,460,317.  This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to achieve its planned operating cashflows, maintain continued availability under its line of credit financing and the ability to obtain additional alternative financing.

Financing activities:

On January 23, 2012, we issued a several promissory notes to private investors with face values totaling $198,000.The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and is being amortized over the life of the note. The Notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. On January 23, 2014 the maturity date, the principal amount of the notes will be due along with any unpaid and accrued interest.

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

Management has determined that there were material weaknesses in our internal controls as of March 31, 2012.  A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of March 31, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2012 Quarter ended March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2012 Quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None,

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

 DATE: May 15, 2012

LATTICE INCORPORATED

	BY:	/s/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE
OFFICER), SECRETARY AND
DIRECTOR

DATE: May 15, 2012

	BY:	/s/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER
(PRINCIPAL ACCOUNTING
OFFICER)