Form 10-Q
period 2012-06-30
Lattice INC
filed 2012-08-14
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2012, there were 31,164,033 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED

JUNE 30, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$2,488,203	$3,194,686	$5,883,684	$6,461,437

Cost of Revenue	1,503,618	1,994,506	3,541,806	4,095,874

Gross Profit	984,585	1,200,180	2,341,878	2,365,563
	39.6%	37.6%	39.8%	36.6%
Operating expenses:
Selling, general and administrative	810,516	1,563,005	1,820,182	2,690,087
Research and development	178,608	167,969	353,190	320,230
Impairment loss	–	1,575,000	–	1,575,000
Amortization expense	80,448	104,728	160,896	209,455
Total operating expenses	1,069,572	3,410,702	2,334,268	4,794,772

Income (loss) from operations	(84,987)	(2,210,522)	7,610	(2,429,209)

Other income (expense):
Derivative income (loss)	18,467	254,708	30,250	(18,209)
Other income (expense)	255,613	–	255,613	–
Interest expense	(121,949)	(98,689)	(229,958)	(237,118)
Total other income	152,131	156,019	55,905	(255,327)

Noncontrolling interest	–	3,147	–	6,294

Income (Loss) before taxes	67,144	(2,051,356)	63,516	(2,678,242)

Income taxes (benefit)	(32,397)	(85,504)	(64,786)	(171,008)

Net income (loss)	99,541	(1,965,852)	128,301	(2,507,234)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	99,541	(1,965,852)	128,301	(2,507,234)
Preferred stock dividends	(6,277)	(6,277)	(12,554)	(12,554)
Income (loss) applicable to common stockholders	93,264	(1,972,129)	115,747	(2,519,788)

Income (loss) per common share
Basic	$0.00	$(0.08)	$0.00	$(0.10)
Diluted	$0.00	$(0.08)	$0.00	$(0.10)
Weighted average shares:
Basic	29,548,522	25,459,225	29,548,522	24,211,686
Diluted	74,708,287	25,459,225	74,292,934	24,211,686

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (unaudited)	December 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$165,117	$192,286
Accounts receivable	2,509,196	2,700,859
Inventories	7,350	7,350
Other current assets	165,850	142,500
Total current assets	2,847,513	3,042,995

Property and equipment, net	605,756	612,710
Goodwill	690,871	690,871
Other intangibles, net	1,368,412	1,594,306
Other assets	2,812	2,813
Total assets	$5,515,364	$5,943,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,854,605	$1,769,896
Accrued expenses	1,194,550	1,698,617
Deferred revenues	25,000	50,000
Customer advances	209,785	124,266
Notes payable - current	2,043,162	1,869,043
Contingent Consideration	77,700	77,700
Derivative liability	66,117	96,366
Total current liabilities	5,470,919	5,685,888
Long term liabilities:
Notes Payable - long term	939,125	1,206,283
Deferred tax liabilities	158,978	223,771
Total long term liabilities	1,098,103	1,430,054
Total liabilities	6,569,022	7,115,942

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 issued and outstanding	75,307	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 520,000 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 29,851,509 and 22,942,437 issued and outstanding respectively	298,516	298,516
Additional paid-in capital	43,316,811	43,313,969
Accumulated deficit	(44,327,438)	(44,443,185)
	(615,695)	(734,284)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,173,791)	(1,292,380)
Equity Attributable to noncontrolling interest	120,133	120,133
Total liabilities and shareholders' equity	$5,515,364	$5,943,695

See accompanying notes to the condensed consolidated financial statements.

 LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net income (loss)	$128,301	$(2,507,234)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Derivative income	(30,250)	18,209
Impairment Loss	–	1,575,000
Amortization of intangible assets	225,896	274,456
Deferred income taxes	(64,786)	(171,008)
Minority interest	–	(6,294)
Share-based compensation	2,842	194,750
Depreciation	116,004	72,554
Changes in operating assets and liabilities:	–
(Increase) decrease in:	–
Accounts receivable	191,664	158,657
Other current assets	(23,350)	7,172
Increase (decrease) in:	–
Accounts payable and accrued liabilities	(408,919)	(603,452)
Deferred revenues	(25,000)	(67,879)
Customer advances	85,519	125,267
Total adjustments	69,619	1,577,432
Net cash provided by (used for) operating activities	197,920	(929,802)
Cash Used in investing activities:
Purchase of equipment	(109,049)	(263,582)
Acquired cash - CLR	–	59,518
Net cash used for investing activities	(109,049)	(204,064)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(67,721)	(103,612)
Payments on capital lease	(10,998)	(25,658)
Payments on notes payable	(192,707)	(589,275)
Proceeds from the issuance of notes payable	175,000	1,937,461
Payments on Director Loans	(19,614)	(13,746)
Net cash provided by (used in) financing activities	(116,040)	1,205,170
Net increase (decrease) in cash and cash equivalents	(27,169)	71,304
Cash and cash equivalents - beginning of period	192,286	324,149
Cash and cash equivalents - end of period	$165,117	$395,453
Supplemental cash flow information
Interest paid in cash	$220,959	$218,618
Common Stock	–	1,231
Derivative liabilities	–	(31,999)
Additional paid-in Capital	–	30,768

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2012

 (Unaudited)

Note 1 - Organization and summary of significant accounting policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR a government contractor compliments our Government Services business by expanding markets and service offerings.

b) Basis of Presentation going concern

At June 30, 2012 the Company had a working capital deficiency of $2,623,000. This compared to a working capital deficiency of $2,643,000 at December 31. 2011. The Company’s working capital deficiency and constrained liquidity raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2011 appearing in Form 10-K filed on April 2, 2012.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification 718-10, Accounting for Share-based payment, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2012, there is $13,090 of unrecognized compensation cost related to unvested share-based compensation awards granted. For the six months ended June 30, 2012 share-based compensation was $2,842 compared to $194,750 in the prior year period.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 as of June 30, 2012. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

h) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in two segments for the six months ended June 30, 2012 and 2011 (see Note 2 for details).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Government Services	$648,971	$1,997,406	$1,961,019	$4,253,232
Communication Services	1,839,232	1,197,280	3,922,666	2,208,205
Total Consolidated Revenues	$2,488,203	$3,194,686	$5,883,684	$6,461,437

Gross Profit:
Government Services	$302,381	$748,604	$818,860	$1,551,050
Communication Services	682,204	451,576	1,523,018	814,513
Total Consolidated	$984,585	$1,200,180	$2,341,878	$2,365,563

	June 30, 2012	December 31, 2011
Total Assets:
Government Services	$3,421,053	$3,845,776
Communication Services	2,094,311	2,097,919
Total Consolidated Assets	$5,515,364	$5,943,695

Note 3 - Notes payable

Notes payable consists of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Bank line-of-credit (a)	$345,049	$412,770
Notes payable to Stockholder/director (b)	271,937	291,551
Capital lease payable (c)	36,681	47,679
Notes Payable (d)	1,933,460	1,815,460
Notes payable Cummings Creek/CLR (e)	395,161	507,868
		–
Total notes payable	2,982,287	3,075,326
Less current maturities	(2,043,162)	(1,869,043)
Long-term debt	$939,125	$1,206,283

Interest expense including amortization of deferred finance fees associated with the above notes for the three months ended June 30, 2012 and 2011 was $122,000 and $99,000 respectively and interest for the six months ended June 30, 2012 and 2011 was $230,000 and $237,000, respectively.

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at June 30, 2012 and December 31, 2011.

The outstanding balance owed on the line at June 30, 2012 and December 31, 2011 was $345,049 and $412,770 respectively.  At June 30, 2012 our interest rate was approximately 13.25%.

(b) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $99,113 and $123,551 as of June 30, 2012 and December 31, 2011, respectively.

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

(c) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of June 30, 2012 and December 31, 2011, the outstanding balance was $36,681 and $47,679, respectively.

(d) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000.  The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due June 30, 2012 totaling $1,019,155 including the final interest payment. On Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at June 30, 2012. As of the date of this filing, the Company is current with all interest payments.

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

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2012 of $45,000, June 30, 2012 of $55,000, September 30, 2012 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of June 30, 2012, the outstanding balance of the note is $326,533.

On January 23, 2012, we issued a several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The Notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. On January 23, 2014 the maturity date, the principal amount of the notes will be due along with any unpaid and accrued interest.

(e)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly. The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011, the Company will make equal payments of principal on the first day of each calendar quarter  totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balance of the notes totaled $395,161 at June 30, 2012.

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 1,658,333 shares of the Company’s common stock as of March 31, 2012 and December 31, 2011 and are carried at fair value. The balance at June 30, 2012 and December 31, 2011 was $66,117 and $96,367 respectively.

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

Note 5 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at June 30, 2012.

Note 6 - Goodwill and other intangible assets

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment at the reporting unit level. As of June 30, 2012 and December 31, 2011, all goodwill was allocated to the Government Services Sector which was considered one reporting unit. As of June 30, 2012 there were no significant events that would indicate that there was an impairment to our goodwill.

A summary of the changes in the carrying amount of goodwill for the years in the period ended December 31, 2011, is shown below:

Balance as of January 1, 2011	$3,599,386
Addition due to Cummings Creek acquisition	402,795
Goodwill impairment charges	(3,396,310)
Balance as of December 31, 2011	$690,871
Goodwill impairment charges	–
Balance as of June 30, 2012	$690,871

The table below present amortizable assets as of June 30, 2012:

	Gross Carry amount	Accumulated Amortization	Net Carry amount	Weighted Average Remaining Amortization Period
Purchase intangible associated with CLR purchase	$759,000	$365,594	$393,406	2.04 years
IP Rights Agreement	1,300,000	324,994	975,006	5.13 years
	$2,059,000	$690,588	$1,368,412

2012	$225,900
2013	320,525
2014	171,987
2015	130,000
2016	130,000
Thereafter	390,000
Total	$1,368,412

Note 7 - Subsequent Event

On July 5, 2012, Barron Partners L.P. converted 371,003 shares of Series A Preferred Stock into 1,325,000 Common Shares. Subsequent to this conversion event, Barrons Partners owned 5,707,068 shares of Series A Preferred Stock and 1,478,753 Common Shares.

Note 8 - Net income per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Basic net income	$99,541	$(1,965,852)	$128,301	$(2,507,234)
Preferred Stock Dividends	(6,277)	(6,277)	(12,544)	(12,554)
Numerator for diluted net income per share	93,264	(1,972,129)	115,747	(2,519,788)
Weighted average common shares outstanding:	29,548,522	25,459,225	29,548,522	24,211,686
Dilutive securities
Preferred Stock A, B, C, D	42,913,524	0	29,548,522	0
Options	2,246,241	0	1,830,888	0
Warrants	0	0	0	0
Diluted weighted average common shares outstanding and assumed conversion	74,708,287	25,459,225	74,292,934	24,211,686
Basic net income per share	$0.00	$(0.08)	$0.00	$(0.10)
Diluted net income per share	$0.00	$(0.08)	$0.00	$(0.10)

For the three and six month periods ended June 30, 2012 certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Warrant	5,378,233	0	5,378,233	0

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

GENERAL OVERVIEW

Revenues for the quarter ended June 30, 2012 were $2,488,000 compared to $3,195,000 in the prior year quarter.  Our operating income for the quarter ended June 30, 2012 after adding back non-cash expenses for depreciation, amortization and share based compensation adjusts to $89,000 positive compared to $369,000 negative, a net increase of $458,000.

Revenues from Communications Services accounted for $1,839,000 or 74% of our overall revenues compared to 37% in the prior year quarter.  As expected we will continue to see the percentage of revenue generated from Communications Services to continue to trend upward based on anticipated growth in this segment. For the three months ended June 30, 2012, revenues from our Government Services segment decreased to $649,000 versus the prior year of $1,997,000.  The decrease in Government Services revenue is primarily attributable to contracts ending in 2011 and 2012 mainly the SPAWAR contracts and the stagnation of contract funding in the Federal DoD market.  The ending of the SPAWAR contracts accounted for approximately $747,000 of the decrease from prior year.

We operate in two principal business segments: Communication Services and Government Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Communication Services:

We continue to see growth in our recurring revenue generated from both direct and wholesale customers.  Revenue from our Communications Services segment increased 54% from the same period a year ago to $1,839,000.  Revenue from our recurring services for the second quarter 2012, increased to $1,554,000 from $817,000 in the same period a year ago.  The 90% increase in recurring revenue is mainly the result of higher call volumes from correctional facilities and the increased number of facilities on our network.  Although revenue from our technology sales decreased by $95,000 from the prior year quarter we continue to see an increase in our sales pipeline and we anticipate year over year sales growth to be robust. We do anticipate the revenue from our technology sales to fluctuate from quarter to quarter but we see the overall trend as positive for the year and we anticipate our full year revenue to for technology sales to be in the range of $2.0 to $2.5M based on our sales pipeline.

Our technology is now making inroads internationally and we are currently negotiating sales for both technology and services with correctional facilities, service providers, and telecommunications companies in the corrections industry in Europe, Canada, and Asia.  We anticipate recognizing revenue from these sales in the second half of this year.  This includes two agreements we have with two separate Canadian service providers that we have begun configuring systems for. In addition, we have completed our first installation in Bermuda and anticipate additional sales from the region in the coming months.

The new direct services model will continue to require the company to make upfront capital investments in equipment with each new contract win.  To date, we have secured equipment financing and raised alternative financings to support our contract wins.  The change in strategy to a direct service based model should not require significant R&D investments in developing our call platform technology since our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business. As we continue to expand and accelerate our growth, we will be required to source additional capital to keep pace with our installation growth.

Government Services:

We have implemented cost cutting measures and continue to reduce our costs in line with the decline in revenues mainly due to loss of the large SPAWAR contracts in May 2011 and the continued stagnation in funding of government contracts. We continue to manage our cost structure closely so that the Government segment generates positive operating income going forward. These steps aided the company in its ability to turn in positive net income for the six months ended June 30, 2012 and we anticipate revenue to increase in the second half of the year from Q2 levels. This is based on the following factors:

1.	Awarded a SBIR contract with the Air Force effective May 2012. We anticipate revenues to ramp in August of this year with a total contract value of $750,000.
2.	We have been notified as a subcontractor to the winning prime contractor on 3 contracts; C4I Systems Engineering IDIQ contract with Accenture, C4I Software Applications and Database IDIQ contract with FGM, and SPAWAR Center – Atlantic NCR Security Engineering Contract with Match. To date we have not received tasks orders against these contracts but we anticipate receiving them as the year progresses.
3.	All the contracts we anticipated expiring or being recompeted this year have been as of the end of the second quarter. This includes a contract with AMC which was not renewed and had a large subcontractor component. Although there was a top line impact of approximately $500,000 per quarter the contract was primarily pass through subcontractor revenue that carried a low gross margin.

We maintain a strong sales pipeline in our Government business, however, we are cautious as budget pressures in the Federal Government continue to delay contract awards and funding. However, our management of cost structure and our current contracts and new contract awards should enable us to manage to positive operating income from our Government Services division.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending June 30,
	2012	2011
REVENUE	$2,488,203	$3,194,686

Net income (loss)	$99,541	$(1,965,852)

Net (loss) per common share – Basic & Diluted	$0.00	$(0.08)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED JUNE 30, 2012	THREE MONTHS ENDED JUNE 30, 2011	THREE MONTHS ENDED JUNE 30, 2012	THREE MONTHS ENDED JUNE 30, 2011

Research & Development	178,608	167,969	7.2%	5.3%

Selling, General & Administrative	810,516	1,563,005	32.6%	48.9%

REVENUES:

Total revenues for the three months ended June 30, 2012 decreased by $706,000 or 22.1% to $2,488,000 compared to $3,195,000 for the three months ended June 30, 2011. A decrease in our government segment revenues of $1,348,000 or 67.5% from prior year quarter was offset by an increase in our telecom segment of $642,000 or 53.6% from prior year. Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 26% of total revenues compared to 63% in the year ago quarter.

Our Government services revenues decreased by $1,348,000 or 67.5% to $649,000 from $1,998,000 in the year ago quarter. The decrease was mainly attributable to several contracts ending, mainly the SPAWAR contract vehicles which ended May 15, 2011. The decrease in revenues from the loss of contracts was partially offset by revenues attributable to the CLR acquisition which closed in May 2011.

Our communications segment revenues increased by $642,000 or 52.3% to $1,839,000 from $1,197,000 in the prior year. The increase was comprised of an increase in recurring service revenues of $737,000 or 90.3% offset by a decrease of $95,000 in wholesaled technology equipment sales. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

GROSS MARGIN:

Gross profit for the three months ended June 30, 2012 was $985,000, a decrease of $216,000 or 18.0% compared to the $1,200,000 for three months ended June 30, 2011. Gross margin, as a percentage of revenues, increased to 39.6% from 37.6% for the same period in 2011. The increase in gross margin was primarily due to an increase in margin from government services to 46.6% from 37.5% in the year ago period. The increase was related to the decrease of lower margin subcontracted revenues relative to higher margin in-house labor resulting from the termination of contracts with heavy subcontracted components. The margin in our communications segment was 37.1% compared to 37.7% in the year ago period.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended June 30, 2012, research and development expenses is $179,000 as compared to $168,000 for the three months ended June 30, 2011. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended June 30, 2012, SG&A expenses decreased to $811,000 from $1,563,000 in the comparable period prior year. As a percentage of revenues, SG&A was 32.6% for the three months ended June 30, 2012 versus 48.9% in the comparable period a year ago. The decrease in SG&A was mainly comprised of an increase in selling costs supporting our Telecom services growth offset by a decrease in share based compensation and a decrease in SG&A supporting our Government services segment.  The decrease in Government segment’s SG&A was driven by a decrease in indirect overhead and general and administrative expenses resulting from cost cutting measures taken in response to the contraction in revenues and billable FTE’s and integration savings from combining CLR which was acquired May 2011.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of Cummings Creek/CLR, LGS (formerly RTI) and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended June 30, 2012 was $80,000 compared to $105,000 for the three months ended June 30, 2011. The decrease is attributed to certain intangibles attributable to the RTI and SMEI purchases being fully amortized in prior periods.

INTEREST EXPENSE:

Interest Expense increased to $122,000 for the three months ended June 30, 2012 compared to $99,000 for the three months ended June 30, 2011 due to an increase in the level of indebtedness.

NET INCOME (LOSS):

The Company’s net income for the three months ended June 30, 2012 was $100,000 compared to a net loss of $1,966,000 for the three months ended June 30, 2011. Net income of $100,000 included nonrecurring income of $256,000 related to the expiration of stale accounts payables that have exceeded statute of limitations. The prior year net loss of $1,966,000 included a noncash impairment charge of $1,575,000 and derivative income of $255,000. Excluding these items, the improvement in net income was mainly due to higher gross profit generated in our Telecom segment and a decrease in SG&A expenses.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Six Months Ending June 30,
	2012	2011
REVENUE	$5,883,684	$6,461,437

Net income (loss)	$128,301	$(2,507,234)

Net (loss) per common share – Basic & Diluted	$0.00	$(0.10)

	OPERATING EXPENSES		PERCENT OF SALES
	SIX MONTHS ENDED JUNE 30, 2012	SIX MONTHS ENDED JUNE 30, 2011	SIX MONTHS ENDED JUNE 30, 2012	SIX MONTHS ENDED JUNE 30, 2011

Research & Development	353,190	320,230	5.4%	5.0%

Selling, General & Administrative	1,820,182	2,690,087	30.9%	41.6%

REVENUES:

Total revenues for the six months ended June 30, 2012 decreased by $578,000 or 9.2% to $5,884,000 compared to $6,461,000 for the six months ended June 30, 2011.  A decrease in our government segment revenues of $2,292,000 or 53.9% was partially offset by an increase in our telecom segment of $1,714,000 or 77.6%.  Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 33% of total revenues compared to 66% in the year ago period.

Our Government services revenues decreased by $2,292,000 or 53.9% to $1,961,000 from $4,253,000 in the year ago period. The decrease was mainly attributable to several contracts ending during 2011 and 2012 mainly the SPAWAR contract vehicles which ended May 15, 2011. The decrease in revenues from the loss of contracts was partially offset by revenues attributable to the CLR acquisition which closed in May 2011.

Our communications segment revenues increased by $1,714,000 or 77% to $3,923,000 from $2,208,000 in the prior year.  The increase was comprised of an increase in recurring direct service revenues of $1,168,000 or 70% and an increase of $547,000 in wholesaled technology equipment sales. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom provisioning services to end-user correctional facilities.

GROSS MARGIN:

Gross profit for the six months ended June 30, 2012 was $2,342,000 which compared to the $2,366,000 for the six months ended June 30, 2011. Gross margin, as a percentage of revenues, increased to 39.8% from 36.6% for the same period in 2011. The increase in gross margin was primarily due to an increase in both the government services and communications segments. The increase in margin from 36.9% to 38.9% in our communications segment was due an increase in revenues attributable to n higher margin wholesale technology equipment sales relative to recurring telecom service revenues. The technology equipment margins range approximately 70% and services margins range between 20 to 30% of revenues. The increase in government services margin to 41.6% from 36.5% was mainly attributable to the decrease of lower margin subcontracted revenues relative to higher margin in-house labor resulting from the termination of contracts with heavy subcontracted components.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and Development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the six months ended June 30, 2012, research and development expenses were $353,000 which compared to $320,000 for the six months ended June 30, 2011.  The increase was due to the addition of engineering staff supporting the growth in our Telecom segment. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the six months ended June 30, 2012, SG&A expenses decreased to $1,820,000 from $2,690,000 in the comparable period prior year.  As a percentage of revenues, SG&A was 30.9% for the six months ended June 30, 2012 versus 41.6% in the comparable period a year ago. The decrease in SG&A was mainly comprised of an increase in sales and marketing costs supporting our Telecom services growth offset by a decrease in share based compensation and a decrease in SG&A supporting our Government services segment.  The decrease in Government segment SG&A was driven by cost cutting in response to the contraction in revenues and billable FTE’s and the integration of CLR which was acquired May 2011.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of Cummings Creek/CLR, LGS (formerly RTI) and SMEI are stated separately in our statement of operations. Amortization expense for the six months ended June 30, 2012 was $161,000 compared to $209,000 for the six months ended June 30, 2011. The decrease is attributed to certain intangibles attributable to the RTI and SMEI purchases being fully amortized in prior periods.

INTEREST EXPENSE:

Interest Expense for the six months ended June 30, 2012 was $230,000 for the six months ended June 30, 2012 which compared to $237,000 for the six months ended June 30, 2011.

NET INCOME (LOSS):

The Company’s net income for the six months ended June 30, 2012 was $128,000 compared to a net loss of $2,507,000 for the six months ended June 30, 2011. Net income of $128,000 includes $256,000 of other income related to the expiration of stale accounts payables that have exceeded statute of limitations. The prior year net loss of $2,507,000 included a noncash impairment charge of $1,575,000. Excluding these items, the improvement in net income was mainly due to higher gross profit generated in our Telecom segment and decreased SG&A expenses.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at June 30, 2012 was $165,017 which compared to $192,286 at December 31, 2011. Net cash provided by operating activities was $198,000 for the six months ended June 30, 2012 compared to net cash used by operating activities of $930,000 in the corresponding six months ended June 30, 2012.  The increase in the current period is mainly due to an increase in adjusted operating income to $352,000 from a year ago loss of $312,000. The adjustments to reported operating income included adding back non cash; amortization, share based compensation, impairment charges and depreciation expenses.

Net cash used in investment activities was $109,000 for the six months ended June 30, 2012 compared to net cash used of $204,000 in the corresponding period ended June 30, 2011.  Purchase of property, plant and equipment, primarily consists of central office hardware and premise equipment supporting our direct telecom services growth, totaled $109,000 related to our installs of equipment supporting our direct telecom services revenues for the six months ended June 30, 2012 compared to $264,000 in the prior year same period. We expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing, alternative debt and equity financings. The capital requirement for our Government services business is minimal and mainly driven by the level of new hiring’s of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash used by financing activities was $116,000 for the six months ended June 30, 2012 compared to net cash provided by financing activities of $1,205,000 in the corresponding year ago period. The $116,000 consisted of:  proceeds of $175,000 from the issuance of notes issued in January 2012 to private investors offset by payments on our line of credit and notes payable..

Our current level of liquidity combined with projected operating cash flows is not adequate to support our working capital needs, service our debt obligations, or support the capital requirements for further expansion of our telecom segment.  Accordingly, we remain highly dependent on (i) successfully executing our business plan, (ii) the ability to raise alternative financing in the near term and (iii) our ability to renegotiate terms with note holders and other creditors.  It should be noted that the note originally maturing June 2012 for $982,000 was amended and extended to October 31, 2012.  If the Company is not successful in achieving these measures then the Company could be required to reduce or curtail operations.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was due to the Company’s historical negative operating cash flow and losses. The Company’s working capital deficiency at June 30, 2012 was $2,623,000.  This condition raises doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to achieve its planned operating cashflows, maintain continued availability under its line of credit financing and the ability to obtain additional alternative financing.

Financing activities:

On January 23, 2012, we issued a several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and is being amortized over the life of the note. The Notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. On January 23, 2014 the maturity date, the principal amount of the notes will be due along with any unpaid and accrued interest.

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

Management has determined that there were material weaknesses in our internal controls as of June 30, 2012. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of June 30, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2012 Quarter ended June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2012 Quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None.

Item 6 - EXHIBITS

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

Other exhibits are contained under Item 15 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011 filed on April 2, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2012

LATTICE INCORPORATED

By:	/s/ Paul Burgess
PAUL BURGESS CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: August 14, 2012

By:	/s/Joe Noto
JOE NOTO CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

