Form 10-Q
period 2012-09-30
Lattice INC
filed 2012-11-19
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 16, 2012, there were 31,813,625 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED

SEPTEMBER 30, 2012 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$2,731,599	$2,545,429	$8,615,139	$9,006,867

Cost of Revenue	1,652,778	1,677,232	5,191,893	5,773,103

Gross Profit	1,078,821	868,197	3,423,246	3,233,764

Operating expenses:
Selling, general and administrative	860,923	1,565,445	2,683,680	4,255,532
Research and development	160,876	192,930	514,067	513,160
Impairment loss	–	–	–	1,575,000
Amortization expense	80,448	104,727	241,344	314,181
Total operating expenses	1,102,247	1,863,102	3,439,091	6,657,873

Income (loss) from operations	(23,426)	(994,905)	(15,845)	(3,424,109)

Other income (expense):
Derivative income (loss)	8,483	82,359	38,733	64,150
Other income (expense)		–	255,613	–
Interest expense	(124,773)	(105,274)	(354,710)	(342,397)
Total other income	(116,290)	(22,915)	(60,364)	(278,247)

Noncontrolling interest	–	3,147	–	9,441

Income (Loss) before taxes	(139,716)	(1,014,673)	(76,209)	(3,692,915)

Income taxes (benefit)	(32,399)	(85,504)	(97,191)	(256,512)

Net income (loss)	(107,317)	(929,169)	20,982	(3,436,403)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	(107,317)	(929,169)	20,982	(3,436,403)
Preferred stock dividends	(6,277)	(6,277)	(18,831)	(18,831)
Income (loss) applicable to common stockholders	(113,594)	(935,446)	2,151	(3,455,234)

Income (loss) per common share
Basic	$(0.00)	$(0.03)	$0.00	$(0.13)
Diluted	$(0.00)	$(0.03)	$0.00	$(0.13)

Weighted average shares:
Basic	30,917,270	29,364,488	30,209,356	25,976,950
Diluted	30,917,270	29,364,488	73,208,384	25,976,950

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$81,105	$192,286
Accounts receivable	2,666,825	2,700,859
Inventories	7,350	7,350
Other current assets	110,249	142,500
Total current assets	2,865,529	3,042,995

Property and equipment, net	554,412	612,710
Goodwill	690,871	690,871
Other intangibles, net	1,255,465	1,594,306
Other assets	2,812	2,813
Total assets	$5,369,089	$5,943,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,817,378	$1,769,896
Accrued expenses	1,326,914	1,698,617
Deferred revenues	12,500	50,000
Customer advances	360,239	124,266
Notes payable - current	2,152,823	1,869,043
Contingent Consideration	77,700	77,700
Derivative liability	57,634	96,366
Total current liabilities	5,805,188	5,685,888
Long term liabilities:
Notes Payable - long term	603,155	1,206,283
Deferred tax liabilities	126,581	223,771
Total long term liabilities	729,736	1,430,054
Total liabilities	6,534,924	7,115,942

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 issued and 7,159,678 outstanding	71,597	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 520,000 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 31,176,509 and 22,942,437 issued and outstanding respectively	311,766	298,516
Additional paid-in capital	43,308,690	43,313,969
Accumulated deficit	(44,441,034)	(44,443,185)
	(727,872)	(734,284)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,285,968)	(1,292,380)
Equity Attributable to noncontrolling interest	120,133	120,133
Total liabilities and shareholders' equity	$5,369,089	$5,943,695

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flow from operating activities:
Net income (loss)	$20,982	$(3,436,403)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Derivative income	(38,733)	(64,150)
Impairment Loss	–	1,575,000
Amortization of intangible assets	338,844	411,681
Deferred income taxes	(97,191)	(256,512)
Minority interest	–	9,441
Share-based compensation	4,263	194,750
Depreciation	172,685	119,091
Changes in operating assets and liabilities:		–
(Increase) decrease in:		–
Accounts receivable	34,034	282,492
Other current assets	55,251	1,037
Increase (decrease) in:		–
Accounts payable and accrued liabilities	(343,052)	(262,979)
Deferred revenues	(37,500)	(17,879)
Customer advances	235,973	(78,786)
Total adjustments	324,574	1,913,186
Net cash provided by (used in) operating activities	345,556	(1,523,217)
Cash Used in investing activities:
Purchase of equipment	(114,387)	(488,933)
Acquired cash - CLR	–	59,518
Net cash used for investing activities	(114,387)	(429,415)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(206,139)	427,411
Payments on capital equipment lease	(16,718)	13,718
Payments on Notes Payable	(264,055)	(416,432)
Proceeds from the issuance of Securities	175,000	1,937,461
Payments on Director Loans	(30,438)	(24,436)
Net cash provided by (used in) financing activities	(342,350)	1,937,722
Net increase (decrease) in cash and cash equivalents	(111,181)	(14,910)
Cash and cash equivalents - beginning of period	192,286	324,149
Cash and cash equivalents - end of period	$81,105	$309,239

Supplemental cash flow information
Interest paid in cash	$396,051	$342,397
Common Stock	–	1,231
Derivative liabilities	–	(31,999)
Additional paid in Capital	–	30,768

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

 (Unaudited)

Note 1 - Organization and summary of significant accounting policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR is a government contractor which compliments our Government Services business by expanding markets and service offerings.

b) Basis of Presentation going concern

At September 30, 2012 the Company had a working capital deficiency of $2,940,000. This compared to a working capital deficiency of $2,643,000 at December 31. 2011. The Company’s working capital deficiency and constrained liquidity raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2011 appearing in Form 10-K filed on April 2, 2012.

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

e) Use of estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives, long lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification 718-10, Accounting for Share-based payment , to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At September 30, 2012, there is $11,669 of unrecognized compensation cost related to unvested share-based compensation awards granted. For the nine months ended September 30, 2012 share-based compensation was $4,263 compared to $194,750 in the prior year period.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 as of September 30, 2012. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

h) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company operates in two segments for the nine months ended September 30, 2012 and 2011 (see Note 2 for details).

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

Note 2 - Segment reporting

Management views its business as two reportable segments: Government services and Telecommunications. The Company evaluates performance based on profit or loss before intercompany charges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Government Services	$609,092	$1,367,065	$2,569,967	$5,620,297
Communication Services	2,122,507	1,178,364	6,045,172	3,386,570
Total Consolidated Revenues	$2,731,599	$2,545,429	$8,615,139	$9,006,867

Gross Profit:
Government Services	$257,345	$570,247	$1,076,205	$2,121,297
Communication Services	821,476	297,950	2,347,041	1,112,467
Total Consolidated	$1,078,821	$868,197	$3,423,246	$3,233,764

	September 30, 2012	December 31, 2011
Total Assets:
Government Services	$3,064,231	$3,845,776
Communication Services	2,304,858	2,097,919
Total Consolidated Assets	$5,369,089	$5,943,695

Note 3 - Notes payable

Notes payable consists of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Bank line-of-credit (a)	$206,631	$412,770
Notes payable to Stockholder/director (b)	261,113	291,551
Capital lease payable (c)	30,961	47,679
Notes Payable (d)	1,918,460	1,815,460
Notes payable Cummings Creek/CLR (e)	338,813	507,868
		–
Total notes payable	2,755,978	3,075,326
Less current maturities	(2,152,823)	(1,869,043)
Long-term debt	$603,155	$1,206,283

Interest expense including amortization of deferred finance fees associated with the above notes for the three months ended September 30, 2012 and 2011 was $125,000 and $105,000 respectively and interest for the nine months ended September 30, 2012 and 2011 was $355,000 and $342,000, respectively.

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at September 30, 2012 and December 31, 2011.

The outstanding balance owed on the line at September 30, 2012 and December 31, 2011 was $206,633 and $412,770 respectively.  At September 30, 2012 our interest rate was approximately 13.25%.

(b) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $99,113 and $123,551 as of September 30, 2012 and December 31, 2011, respectively.

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

(c) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of September 30, 2012 and December 31, 2011, the outstanding balance was $30,961 and $47,679, respectively.

(d) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000.  The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears)  at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at September 30, 2012. As of the date of this filing, the Company is current with all interest payments.

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

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of September 30, 2012, the outstanding balance of the note is $311,533.

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

(e)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly. The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011, the Company will make equal payments of principal on the first day of each calendar quarter  totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balance of the notes totaled $338,813 at September 30, 2012.

Note 4 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 1,658,333 shares of the Company’s common stock as of March 31, 2012 and December 31, 2011 and are carried at fair value. The balance at September 30, 2012 and December 31, 2011 was $57,634 and $96,367 respectively.

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

Note 5 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at September 30, 2012.

Note 6 - Goodwill and other intangible assets

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment at the reporting unit level. As of September 30, 2012 and December 31, 2011, all goodwill was allocated to the Government Services Sector which was considered one reporting unit. As of September 30, 2012 there were no significant events that would indicate that there was an impairment to our goodwill.

A summary of the changes in the carrying amount of goodwill for the period ended September 30, 2012 and December 31, 2011, is shown below:

Balance as of January 1, 2011	$3,599,386
Addition due to Cummings Creek acquisition	402,795
Goodwill impairment charges	(3,396,310)
Balance as of December 31, 2011	$690,871
Goodwill impairment charges	–
Balance as of September 30, 2012	$690,871

The table below present amortizable assets as of September 30, 2012:

	Gross Carry amount	Accumulated Amortization	Net Carry amount	Weighted Average Remaining Amortization Period
Purchase intangible associated with CLR purchase	$759,000	$446,042	$312,958	1.79 years
IP Rights Agreement	1,300,000	357,494	942,506	4.88 years
	$2,059,000	$803,536	$1255,464

2012	$112,952
2013	320,525
2014	171,987
2015	130,000
2016	130,000
Thereafter	390,000
Total	$1,255,464

Note 7 - Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Basic net income (loss)	$(107,317)	$(929,169)	$20,982	$(3,436,403)
Preferred Stock Dividends	(6,277)	(6,277)	(18,831)	(18,831)
Numerator for diluted net income (loss) per share	(113,594)	(935,446)	2,151	(3,455,234)
Weighted average common shares outstanding:	30,917,270	29,364,488	30,209,356	25,976,950
Dilutive securities
Preferred Stock A, B, C, D	0	0	41,588,524	0
Options	0	0	1,410,505	0
Warrants	0	0	0	0
Diluted weighted average common shares outstanding and assumed conversion	30,917,270	29,364,488	73,208,384	25,976,950
Basic net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.13)
Diluted net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.13)

For the three and nine month periods ended September 30, 2012 certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Warrant	5,378,233	0	5,378,233	0

Note 8 – Common Stock

On July 5, 2012, Barron Partners L.P. converted 371,003 shares of Series A Preferred Stock into 1,325,000 Common Shares. Subsequent to this conversion event, Barrons Partners owned 5,707,068 shares of Series A Preferred Stock and 1,478,753 Common Shares.

Note 9 - Subsequent Events

On October 15, 2012, Barron Partners L.P. converted 262,202 shares of Series A Preferred Stock into 940,000 Common Shares. Subsequent to this conversion event, Barron Partners owned 5,443,866 shares of Series A Preferred Stock and 1,569,147 Common Shares.

The note dated June 2011 originally for $1,250,000 with a current balance of $981,655 with a maturity date of October 31, 2012 is currently in default. The Company is in the process of amending the note which includes extending the maturity date to January 31, 2013. Other terms of the amendment include; converting the timing of interest payments from quarterly to monthly and the Company agreeing that 40% of the proceeds from any new financing, other than advances made by Action Capital Corporation under its existing line of credit facility shall first be used to reduce the Company’s indebtedness under the note until the Note is paid in full.

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

GENERAL OVERVIEW

Revenues for the quarter ended September 30, 2012 were $2,731,000 compared to $2,545,000 in the prior year quarter.  Our operating income for the quarter ended September 30, 2012 adjusts to $148,000 positive compared to $810,000 negative in the prior year period, after adding back non-cash expenses for depreciation, amortization and share based compensation.

Revenues from Communications Services accounted for $2,123,000 or 78% of our overall revenues compared to 46% in the prior year quarter.  Consistent with our expectations, the percentage of revenue generated from Communications Services continued to increase. We anticipate revenues from Communications Service will further increase including as a share of total revenues based on further anticipated growth in this segment of our business.

For the three months ended September 30, 2012, revenues from our Government Services segment decreased to $609,000 versus the prior year of $1,367,000.  The decrease in Government Services revenue is primarily attributable to contracts ending in 2011 and 2012 and the stagnation of contract funding in the Federal DoD market.

We operate in two principal business segments: Communication Services and Government Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Communication Services :

Our recurring revenue from both direct and wholesale customers have continued to grow. Revenue in our Communications Services segment increased 80.1% to $2,123,000 from the same period a year ago. Communication Services recurring revenue during the third quarter 2012 increased 27.3% to $1,436,000 from $1,128,000 in the same period a year ago. The increase is mainly the result of higher call volumes from correctional facilities and the increased number of facilities on our network. Our sales pipeline remains strong. With the completion of the election cycle, we anticipate realizing a higher sales closure rate in the coming quarters. Revenue from our technology sales increased by $636,000 from the prior year quarter and we continue to see an increase in our sales pipeline. We anticipate year over year sales growth in technology sales to continue to be robust while we also anticipate technology sales to fluctuate from quarter to quarter. However, we anticipate the overall trend of technology sale volume as positive for the year and consistent with full year revenue forecast in the range of $2.0 to $2.5 million based on our sales pipeline.

We are marketing our technology internationally, including through current negotiations for sales for our technology and services with correctional facilities, service providers, and telecommunications companies in the corrections industry in Europe, Canada, and Asia. We are also currently responding to a number of requests for proposals in Europe and Canada. We have been notified that two of our proposals in the Canadian market have been successful and anticipate receipt of corresponding orders. Based on these results, we anticipate recognizing revenue from these sales in the current year. In addition, we continue to provide service in two U.K. facilities and anticipate hearing the outcome of a number of proposals we have submitted this year.

The new direct services model will continue to require the company to make upfront capital investments in equipment at the inception of each new contract. To date, we have secured equipment financing and raised alternative financing to support our new contracts. Our change to a direct service based model should not require significant R&D investments to further developing our call platform technology. Our call control technology has been deployed and is currently operating in this market from our legacy wholesaling business. As we continue to expand and accelerate our growth, we will require additional capital to support an acceleration in the pace with our installations. We are currently negotiating for additional financing to support intensifying capital which may be required to support accelerating growth in our communications revenue.

Government Services :

We have implemented cost cutting measures and continue to reduce our costs in line with the decline in revenues mainly due to loss of the large SPAWAR contracts in May 2011 and the continued stagnation in funding of government contracts. All cost cutting has been realized in the current quarter. We continue to manage our cost structure closely so that the Government segment generates positive operating income. These steps aided the company in its ability to improve from a net loss of $3,436.000 in the year ago nine months to net income of $21,000. We anticipate revenue to increase later in the year from Q3 levels. This is based on the following factors:

1.	Awarded a SBIR contract with the Air Force effective May 2012. We originally anticipated revenues to ramp in August of this year but do to staffing and subcontract delays now expect to see the increase in revenue to begin in November with a total contract value of $750,000.
2.	We have been notified as a subcontractor to the winning prime contractor on 3 contracts; C4I Systems Engineering IDIQ contract with Accenture, C4I Software Applications and Database IDIQ contract with FGM, and SPAWAR Center – Atlantic NCR Security Engineering Contract with Mantech. To date we have not received tasks orders against these contracts but we anticipate receiving them as the year progresses.
3.	All the contracts we anticipated expiring or being recompeted this year have been as of the end of the second quarter. This includes a contract with AMC which was not renewed and had a large subcontractor component. Although there was a top line impact of approximately $500,000 per quarter the contract was primarily pass through subcontractor revenue that carried a low gross margin.

We maintain a strong sales pipeline in our Government business; however, we are cautious as budget pressures in the Federal Government continue to delay contract awards and funding. However, our management of cost structure and our current contracts and new contract awards should enable us to manage to positive operating income from our Government Services division.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending September 30,
	2012	2011
REVENUE	$2,731,599	$2,545,429

Net (loss)	$(107,317)	$(929,169)

Net (loss) per common share – Basic & Diluted	$(0.00)	$(0.03)

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED SEPTEMBER 30, 2012	THREE MONTHS ENDED SEPTEMBER 30, 2011	THREE MONTHS ENDED SEPTEMBER 30, 2012	THREE MONTHS ENDED SEPTEMBER 30, 2011

Research & Development	160,876	192,930	5.9%	7.6%

Selling, General & Administrative	860,923	1,565,445	31.5%	61.5%

REVENUES:

Total revenues for the three months ended September 30, 2012 increased by $186,000 or 7.3% to $2,732,000 compared to $2,545,000 for the three months ended September 30, 2011. A decrease in our government segment revenues of $758,000 or 55.5% from prior year quarter was offset by an increase in our telecom segment of $944,000 or 80.1% from prior year. Our Telecom segment accounted for 78% of total revenues compared to 43% in the year ago quarter.

Our Government services revenues which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies decreased by $758,000 or 55.4% to $609,000 from $1,367,000 in the year ago quarter. The decrease was mainly attributable to several contracts ending late 2011 and during 2012 combined with lower funding levels on existing task orders.

Our communications segment revenues increased by $944,000 or 80.1% to $2,123,000 from $1,178,000 in the prior year. The increase was comprised of an increase in recurring service revenues of $308,000 or 27.3% and an increase of $636,000 in technology equipment sales. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

GROSS MARGIN:

Gross profit for the three months ended September 30, 2012 was $1,079,000, an increase of $211,000 or 24.3% compared to the $868,000 for three months ended September 30, 2011. Gross margin, as a percentage of revenues, increased to 39.5% from 34.1% for the same period in 2011. The increase in gross margin was primarily due to an increase in margin in our telecom from a shifting mix of product sales in higher margin wholesale technology equipment sales relative to recurring telecom service revenues. The technology equipment margins range approximately 70% and services margins range between 20 to 30% of revenues. Additionally, gross margin as a percent of sales increased in our Government segment due to the loss of contracts that included a high component of lower margin pass-thru or subcontracted work,

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended September 30, 2012, research and development expenses decreased to $161,000 as compared to $193,000 for the three months ended September 30, 2011. The decrease was due to the prior year including one-time fringe expenses and not to a reduction in labor or effort. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended September 30, 2012, SG&A expenses decreased to $861,000 from $1,565,000 in the comparable period prior year. As a percentage of revenues, SG&A was 31.5% for the three months ended September 30, 2012 versus 61.5% in the comparable period a year ago. The decrease was mainly attributable to cost cutting measures in line with the decline in revenues and billable FTE’s in our Government segment combined with lower corporate expenses.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of Cummings Creek/CLR, LGS (formerly RTI) and SMEI are stated separately in our statement of operations. Amortization expense for the three months ended September 30, 2012 was $80,000 compared to $105,000 for the three months ended September 30, 2011. The decrease is attributed to certain intangibles attributable to the RTI and SMEI purchases being fully amortized in prior periods.

INTEREST EXPENSE:

Interest Expense increased to $125,000 for the three months ended September 30, 2012 compared to $105,000 for the three months ended September 30, 2011 due to a net increase in the level of borrowings.

NET INCOME (LOSS):

The Company’s net loss for the three months ended September 30, 2012 was $107,000 compared to a net loss of $929,000 for the three months ended September 30, 2011. The increase was mainly due to higher gross profit generated in our Telecom segment and lowered operating expenses as a result of restructuring the Government segment in line with declined revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Nine Months Ending September 30,
	2012	2011
REVENUE	$8,615,139	$9,006,867

Net income (loss)	$20,981	$(3,436,402)

Net (loss) per common share – Basic & Diluted	$0.00	$(0.13)

	OPERATING EXPENSES		PERCENT OF SALES
	NINE MONTHS ENDED SEPTEMBER 30, 2012	NINE MONTHS ENDED SEPTEMBER 30, 2011	NINE MONTHS ENDED SEPTEMBER 30, 2012	NINE MONTHS ENDED SEPTEMBER 30, 2011

Research & Development	514,067	513,160	5.9%	5.7%

Selling, General & Administrative	2,863,680	4,255,532	31.2%	47.2%

REVENUES:

Total revenues for the nine months ended September 30, 2012 decreased by $392,000 or 4.3% to $8,615,000 compared to $9,007,000 for the nine months ended September 30, 2011.  A decrease in our government segment revenues of $3,050,000 or 54.3% was partially offset by an increase in our telecom segment of  $2,659,000 or 78.5%.  Our Government Services segment which represents revenues from professional engineering services to Federal government Dept of Defense (DoD) agencies accounted for 30% of total revenues compared to 62% in the year ago period.

Our Government services revenues decreased by $3,050,000 or 54.3% to $2,570,000 from $5,620,000 in the year ago period. The decrease was mainly attributable to several contracts ending during 2011 and 2012 mainly the SPAWAR contract vehicles which ended May 15, 2011. The decrease in revenues from the loss of contracts was partially offset by the full year effect of revenues attributable to the CLR acquisition which closed in May 2011.

Our communications segment revenues increased by $2,659,000 or 78.5% to $6,045,000 from $3,387,000 in the prior year.  The increase was comprised of an increase in recurring service revenues of $1,521,000 or 55% and an increase of $1,138,000 in technology equipment sales. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

GROSS MARGIN:

Gross profit for the nine months ended September 30, 2012 was $3,423,000, an increase of $189,000 or 5.9% compared to the $3,234,000 for the nine months ended September 30, 2011. Gross margin as a percentage of revenues increased to 39.7% from 35.9% for the same period in 2011. The increase in gross margin was primarily due to an increase in both the government services and communications segments. The increase in margin from 33% to 39% in our communications segment was due an increase in revenues attributable to higher margin wholesale technology equipment sales relative to recurring telecom service revenues. The technology equipment margins range approximately 70% and services margins range between 20 to 30% of revenues. The increase in government services margin from 37.7% to 41.5% was mainly attributable to the decrease of lower margin subcontracted revenues relative to higher margin in-house labor resulting from the termination of contracts with heavy subcontracted components.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and Development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment.   For the nine months ended September 30, 2012, research and development expenses increased slightly to $514,067 as compared to $513,160 for the nine months ended September 30, 2011. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and administrative ("SG&A") expenses consist primarily of expenses for management, fringe benefits, indirect overhead, labor costs of billable technical staff not charged to a project or contract, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense.  For the nine months ended September 30, 2012, SG&A expenses decreased to $2,684,000 from $4,256,000 in the comparable period prior year.  As a percentage of revenues, SG&A was 31.7% for the nine months ended September 30, 2012 versus 47.2% in the comparable period a year ago. The decrease in SG&A was comprised of an increase in sales and marketing costs supporting our Telecom services growth and a decrease in share based compensation and a decrease in SG&A supporting our Government services segment.  The decrease in Government segment SG&A was driven cost cutting in response to the contraction in revenues and billable FTE’s and the integration of CLR which was acquired May 2011.

AMORTIZATION EXPENSES:

Non-cash amortization expenses related mainly to intangible assets acquired in the acquisitions of Cummings Creek/CLR, LGS (formerly RTI) and SMEI are stated separately in our statement of operations. Amortization expense for the nine months ended September 30, 2012 was $241,000 compared to $314,000 for the nine months ended September 30, 2011. The decrease is attributed to certain intangibles attributable to the RTI and SMEI purchases being fully amortized in prior periods.

INTEREST EXPENSE:

Interest expense increased to 355,000 for the nine months ended September 30, 2012 compared to $342,000 for the nine months ended September 30, 2011.

NET INCOME (LOSS):

The Company’s net income for the nine months ended September 30, 2012 was $21,000 compared to a net loss of $3,436,000 for the nine months ended September 30, 2011. The prior year net loss included an impairment charge of $1,575,000 to the carrying value of intangible assets associated with the Government services segment. The remaining improvement was driven by lower expenses from restructuring the Government Services segment costs in line with the decrease in revenues . Additionally, non-cash share based compensation decreased from $194,487 to $4,253.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents at September 30, 2012 was $81,000, which compared to $192,000 at December 31, 2011. Net cash provided by operating activities was $346,000 for the nine months ended September 30, 2012 compared to net cash used in operating activities of $1,523,000 in the corresponding nine months ended September 30, 2011. The increase in the current period is mainly due to an increase in adjusted operating income to $500,000 from a year ago loss of $1,124,000. The adjustments to reported operating income included adding back non cash; amortization, share based compensation, impairment charges and depreciation expenses.

Reconciliation of Reported Operating income (loss) to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income (loss) reported	(23,426)	(994,905)	(15,845)	(3,424,109)
Non-cash expenses:
Amortization of intangibles	112,948	137,227	338,844	411,681
Impairment charge	–	–	–	1,575,000
Share based compensation (stock options)	1,421	–	4,263	194,750
Depreciation	56,681	47,208	172,685	119,091
EBITDA	$147,624	$(810,470)	$499,947	$(1,123,587)

Net cash used in investment activities was $114,000 for the nine months ended September 30, 2012 compared to $429,000 in the corresponding period ended September 30, 2011. Purchase of property, plant and equipment primarily consists of central office hardware and premise equipment supporting our direct telecom services growth, totaled $114,000 related to our installs of equipment supporting our direct telecom services revenues for the nine months ended September 30, 2012, compared to $489,000 in the prior period. We expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing, alternative debt and equity financings. The capital requirement for our Government services business is minimal and mainly driven by the level of new hiring’s of billable staff, which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash used by financing activities was $342,000 for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $1,879,000 in the corresponding nine months ended September 30, 2011. The $342,000 consisted of: principal repayments on outstanding indebtedness totaling $517,000 offset by proceeds on notes issued in January 2012 of $175,000.

Our current level of liquidity combined with projected operating cash flows is not adequate to support our working capital needs, service our debt obligations, or support the capital requirements for further expansion of our telecom segment. Accordingly, we remain highly dependent on (i) successfully executing our business plan, (ii) the ability to raise alternative financing in the near term and (iii) our ability to renegotiate terms with note holders and other creditors. It should be noted that the note for $982,000 maturing October 31, 2012 is currently in default and is in the process of being amended which includes extending the maturity date to January 31, 2013.

Going concern considerations:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The going concern basis was mainly due to the Company’s working capital deficiency at September 30, 2012 of $2,940,000. This condition raises substantial doubt regarding the Company’s ability to achieve its planned operating cashflows, maintain continued availability under its line of credit financing and the ability to obtain additional alternative financing.

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

Management has determined that there were material weaknesses in our internal controls as of September 30, 2012. A material weakness in the Company’s internal controls exists in that, beyond the Company’s Chief Financial Officer there is a limited financial background amongst other executive officers or the board of directors.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.  In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  As a result of the material weaknesses described above, our management concluded that as of September 30, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2012 Quarter ended September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2012 Quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

PART II

OTHER INFORMATION

ITEM. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Form of warrant issued to Barron Partners LP.(1)

4.2	Promissory Note issued to Barron Partners LP.(1)

4.3	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

10.4	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.5	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.6	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.7	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.8	Amendment to Employment Agreement - Paul Burgess.(1)

10.9	Amendment to Employment Agreement - Joe Noto.(1)

10.10	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.11	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.12	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.13	Certificate of Designations of Series C Preferred Stock.(2)

10.14	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.15	Securities Purchase Agreement dated February 1, 2010

10.16	Promissory Note issued to I. Wistar Morris. (4)

10.17	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.18	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)
22

10.19	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.20	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.21	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.22	Contribution and Exchange Agreement By and Among Lattice Incorporated and Cummings Creek Capital, Inc. and Ralph Alexander Dated as of May 16, 2011.(7)

10.23	Employment Agreement with Ralph Alexander.(7)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Documen

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

__________

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

DATE: November 19, 2012

LATTICE INCORPORATED

BY:	/s/ Paul Burgess
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: November 19, 2012

BY:	/s/ Joe Noto
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

24