Form 10-K
period 2012-12-31
Lattice INC
filed 2013-04-01
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of March 28, 2013 was approximately $2,934,362.90.

As of March 28, 2013, the issuer had 32,604,033 outstanding shares of Common Stock.

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

We operate in two principal business segments: Communication Services and Government Services. We organize our business segments based on the services offered and end-user markets served.

The company derives revenue from three primary sources:

1.	Providing telecommunications services to correctional facilities and specialized service providers who provide telecommunication services within the industry.
2.	Selling or licensing our proprietary technology.
3.	Providing highly specialized engineering services to other technology companies and government agencies.

Our Government Services segment operates through Lattice Government Services (LGS). LGS was formed by the merger of several subsidiaries into a single legal entity encapsulating all our federal government services with our government clients.

Communications Services

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

The Government Services division derives approximately 90% of its revenues from the Department of Defense.  Our contracts with the Federal Government are comprised of three contract types; time and materials, fixed price, and cost plus.  These contract types are dependent on the Federal Government and we have little control over the type of contract the Federal Government chooses to operate under.  We are currently evaluating the divestiture of some or substantially all of our Government Services assets.

Virtually all of our Government Services Segment revenues are dependent upon continued funding of the United States government agencies that we serve. The portion of total company revenues contingent on government funding represented approximately 30% of our total revenues for the twelve months ended December 31, 2012 and 60% for the year ended December 31, 2011. Significant reductions in funding by United States government agencies could have a material adverse affect on our operating results. A divestiture of some or substantially all of our Government Services assets will further reduce total revenues.

U.S. government contracts are subject to termination for convenience by the government, as well as termination, reduction or modification in the event of budgetary constraints or any change in the government’s requirements.

Aquifer Software

We develop and market the Aquifer Application Services Platform, a proprietary software product embedded in the applications developed for our customers. Aquifer is an out-of-the-box application framework for secure, Web-enabled, multi-platform applications. It implements application and data security that exceeds military and commercial standards. Built on Web services, Aquifer provides developers with a simplified, clear path to implement applications in a Service Oriented Architecture (SOA). Aquifer is marketed as both a productivity tool and a secure application platform. Whether modernizing legacy applications or building new service-oriented, Web based systems, Aquifer is designed to shorten the time it takes to develop and deliver custom solutions in Microsoft .NET environments.

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

 Employees

As of December 31, 2012, we had 37 full time employees and no part time employees.  We supplement full time employees with subcontractors and part time individuals, consistent with workload requirements.  None of our employees are covered by a collective bargaining agreement.  We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

Liquidity Risk

Our liquidity is highly dependent on our (i) cash reserves (ii) availability on our credit facility and (iii) our ability to achieve our planned operating cashflows and ability to raise alternative financing. In the event there is an unexpected downturn in our business or we are unable to meet these objectives, the Company would need to modify its debt agreements, and/or curtail operations. Since our borrowing capacity is limited by the level of our eligible trade receivables, more reliance will be placed on our ability to achieve planned operating performance to fund our debt payments coming due in the next twelve months. Our liquidity is also dependent upon being able to negotiate time extensions of post due account payables. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain alternative financing.

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

Our ability to expand our Communication Services business depends upon our access to financial resources to which we may have limited ability to secure, inhibiting our capacity to maintain and expand sales of our products.

Our Communication Services business requires constant additional investment and adaptation. We expect to obtain sufficient capital to support investments beyond cash generated from our current operations. While we will seek additional such financial resource, there can be no assurances that we will partially or fully succeed. Our failure to secure sufficient capital as needed may inhibit our ability to generate revenue and increase our profitability of our Communication Services business.

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

We could be subject to legal action to recover losses incurred by our licensees of our technology.

We and our licensees are subject to litigation, including claims for patent infringement and indemnification. Such contingent liabilities can include losses from damages and indemnification, either by contract or at common law. Such losses can be difficult to quantify in advance and, if realized, could have a material adverse effect on our financial position.

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

Because we continue to depend on government contracts for a significant percentage of our revenues, loss of government contracts or a reduction in funding of government contracts could adversely affect our revenues and cash flows.

Revenue from contracts with agencies of the United States government either as a prime contractor or a subcontractor accounted for approximately $3,243,000 or 30% of revenues, for the year ended December 31, 2012 as compared to $6,875,000 or 60% of our revenues for the year ended December 31, 2011. Our government contracts are incrementally funded for periods ranging up to twelve months, and the government agencies may require re-bidding before a contract is renewed, with no assurance that we will be awarded an extension of the contract. Further, agencies of the United States government may cancel these contracts at any time without penalty or may change their requirements, programs or contract budget or decline to exercise options. Any such action by the government agencies could result in a material decline in our revenues and cash flows.

We continue to depend on contracts with the federal government for a substantial amount of our revenue, and our business could be seriously harmed if the government significantly decreased or ceased doing business with us.

We derived 30% of our total revenue in FY 2012 from federal government contracts, either as a prime contractor or a subcontractor. If we were suspended or debarred from contracting with the federal government generally, with the General Services Administration, or any significant agency in the intelligence community or the Department of Defense (“DoD”), or if our reputation or relationship with government agencies were to be impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition and operating results could be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. RESERVED.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. At present, it is a third-party defendant in a patent infringement suit against one of its customers, which is currently stayed for settlement negotiations.   Management intends to vigorously contest this case. We expect to resolve these and any similar suits within the ordinary course of business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low sales prices per share of common stock for the years ended December 31, 2012 and 2011 and the interim periods through March 29, 2013. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. The prices below have been adjusted to reflect the one-for-ten reverse split.

Year Ended December 31, 2012

	High	Low
First Quarter ended March 31, 2013 (through March 26, 2013)	$0.09	$0.07

Year Ended December 31, 2012

	High	Low
First Quarter ended March 31, 2012	$0.12	$0.09
Second Quarter ended June 30, 2012	$0.15	$0.09
Third Quarter ended September 30, 2012	$0.50	$0.07
Fourth Quarter ended December 31, 2012	$0.10	$0.07

Year Ended December 31, 2011

	High	Low
First Quarter ended March 31, 2011	$0.35	$0.12
Second Quarter ended June 30, 2011	$0.32	$0.13
Third Quarter ended September 30, 2011	$0.18	$0.09
Fourth Quarter ended December 31, 2011	$0.14	$0.08

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of March 29, 2013, we had 32,604,033 outstanding shares of common stock held by approximately 286 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of 5% Series B Preferred Stock. In 2012, the Company recorded and accrued $25,108 of dividends payable. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,193,167	$0.08	2,763,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	7,193,167	$0.08	2,763,000

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

Business Overview:

For the twelve months ended December 31, 2012, revenues from our Communication services segment increased to 70% of total revenues up from 40% in 2011 and 26% in 2010.  In 2012 approximately 30% of our revenues were generated from federal government contracts which we act as a prime contractor and indirectly as a subcontractor to Federal Department of Defense agencies reported under our government services segment.  We anticipate the continued growth in the communications segment to outpace our government services revenue, resulting in an increasing percentage of revenue being generated from our Communications segment.

We are currently in the process of evaluating offers to divest of some of our Government Services assets. Our decision to divest of these assets is based on the decline in Government Services revenues, the continued uncertainty pertaining to Federal Government budgets, and the opportunity to improve upon shareholder equity. In addition, the continued growth in our Communications Services segment makes it prudent to focus our resources in this area as we anticipate realizing a higher return on investment.

We operate in two principal business segments: Government Services and Communication Services. We organize our business segments based on the nature of the services offered and end-user markets served.

Communications Services:

Historically, our revenue from the telecom services has been derived from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.  The transition to the new services model was completed late in 2009 and enabled us to move into a market that has an addressable market of over $1.5 billion per year.  This is based on the size of the inmate population in the United States and the telecommunications traffic derived by this population and does not take into account any additional products we offer or foreign markets we are able to pursue.  With the transition to the direct service based model, our Communication Services revenues increased over 60% from 2011.   There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue.  However based on our current operations we do not anticipate any factors that would cause a disruption.

Our technology platform has been expanded to include an integrated kiosk system that enables deposits to be made at facility to an inmate’s account.  In addition, the technology can also be deployed to enable inmates to review the details of their account.  We have also implemented a video visitation technology that enables on-site interaction via video conferencing with inmates and visitors.  Both technologies are fully integrated with our Nexus platform that operates our corrections cloud technology enabling facilities to streamline overhead associated with managing inmate accounts and facilitating the movement of inmates during visiting sessions.  We intend to continue the expansion of our technology platform to include technologies that further enhance the efficiencies of correctional facility operations.

Our technology was tested in Canada and the United Kingdom in 2011.  Both tests have been successfully completed and through local partnerships we are currently implementing our technology in Canada.  We anticipate booking revenue from the Canadian installation in the first half of 2013. This has led to other inquiries from international technology companies looking to implement our technology.  We will continue to partner with companies established in international markets to implement our technology and expand our technology footprint.

We currently operate in 11 states and the number of inmates using our service or are being provided a service by other companies utilizing our technology is over 50,000 inmates.  We plan to continue this growth by expanding our direct services within the states we serve, expanding to other states, continue to offer our services to other providers on a wholesale basis, and continue to sell our technology to strategic partners both in the U.S. and internationally.  At the end of 2012 our technology was operating in Canada, U.K., Japan, and Bermuda.  We plan on expanding our international footprint in these countries as well as working with strategic partners to expand our international,

 Government Services:

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

Our Government services segment revenues decreased 53% from 2011. The decrease was mainly due to the termination of contracts, mainly the SPAWAR contracts during May 2011. As a growth strategy, in addition to marketing our services into current agencies we have contracts with, we have entered into a number of teaming agreements with larger government contractors potentially enabling us to provide services on current contracts that they have been awarded.

As we are currently evaluating offers related to the divestiture of some of our Government Services assets, the company continues to focus on growing the business through our current contract vehicles in addition to pursuing new contract opportunities and teaming agreements. In the event we divest of these assets, total Company annual revenues would be reduced by approximately $2.5 to $3.0 million. The Company’s current operating cashflows would be nominally impacted since the Government segment’s current level of operating cashflows are at approximately break-even.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 COMPARED TO THE YEAR ENDED DECEMBER 21, 2011

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2012	2011
Sales	$10,773,593	$11,447,136

Net loss	$(570,772)	$(6,061,088)

Net loss per common share – Basic and Diluted	$(0.02)	$(0.27)

	OPERATING EXPENSES		PERCENT OF SALES
	2012	2011	2012	2011

Research & Development	$659,787	$692,445	6.0%	6.1%

Selling, General & Administrative	$3,358,426	$5,259,286	31.2%	46.2%

REVENUES:

Total revenues were $10,774,000 for the year ended December 31, 2012, compared to $11,447,000 in 2011. This represents a decrease in 2012 of 6%. Our Government Services segment which represents revenues from professional engineering services to Federal Government Department of Defense (DoD) agencies accounted for 30% of total revenues compared to 60% in the year ago period. Our communication revenues increased to 70% of overall revenues compared to 40% in the prior year period.

Our communications segment revenues increased by $2,958,000 or 65% to $7,530,000 from $4,572,000 in the prior year. Included in the overall increase was an increase in our recurring service revenues of $1,803,000 or 46% combined with a 175% increase in wholesaled technology revenues of $1,155,000.  The increase in recurring service revenues was attributable to the continued increase in the number of end-user correctional facilities contracts where we provide direct telecommunication provisioning services.

Our Government services revenues decreased by $3,632,000 or 53% to $3,243,000 from $6,875,000 in the year ago period. The decrease in revenues was mainly attributable to contracts ending during 2011 and 2012 mainly the SPAWAR contract vehicles in May 2011.

GROSS PROFIT:

For the twelve months ended December 31, 2012, our total gross profit decreased by $111,000 or 3.6% to $3,778,000 from $3,889,000 in 2011. As a percent of sales, gross profit increased to 35.1% in 2012 as compared to 34.0% from the prior year.  The decrease of $111,000 breaks down into our segments as follows;

Our Communication segment gross profit increased by $1,106,000 or 83% to $2,436,000 from $1,330,000 in the prior year. The gross margin percentage for the telecom segment increased to 32% in 2012 from 29% prior year. The increase in percentage was due to a higher component of revenue coming from higher margin wholesaled technology revenue compared to prior year. Our technology revenues increased 175% to $1,817,000 from $661,000 prior year.

Our Government segment’s gross profit decreased $1,217,000 or 48%, to $1,342,000 from $2,559,000 in the prior year. Our Government segment gross profit percentage increased to 41% from 37% prior year. The increase in percentage was attributable to the loss of contracts which included lower margin pass-through or subcontracted revenue.

RESEARCH AND DEVELOPMENT:

Research and development expenses decreased slightly to $660,000 for the fiscal year ended December 31, 2012 from $692,000 in the year ended December 31, 2011. Our engineering effort remained relatively level as we leveraged our existing cost base to accommodate the growth in our direct telecom services. Management believes that continual enhancements of the Company's products will be required to enable us to maintain its competitive position. We will have to focus its principal future product development and resources on developing new, innovative, technical products and updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses ("SG&A") consist primarily of expenses for management, administrative personnel, legal, fringe costs, indirect overhead costs, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2012. SG&A decreased to $3,358,000 from $5,259,000 from the comparable year ended December 31, 2011, representing a decrease of $1,901,000 or 36%. As a percentage of revenues, SG&A costs for 2012 decreased to 31% from 46% for the year ended December 31, 2011.  Included in SG&A expense for 2012 was non-cash share based compensation of $6,000 compared to $234,000 in 2011. The decrease in SG&A excluding the decrease in share based compensation was mainly comprised of lower expenses in our Government segment and lower Corporate expenses resulting from cost cutting measures in response to the decline in our Government segment’s revenues and operating cashflows.

AMORTIZATION & IMPAIRMENT:

Non-cash amortization expense for 2012 and 2011 related to intangible assets recognized in the purchase accounting of SMEI, LGS and CLR acquired in May 2011 and the IP rights purchased in 2011 amounted to $452,000 and $754,000 respectively.  The decrease in 2012 was attributable to the decreases in the carrying values of intangible assets in our Government unit from impairment charges taken and to certain intangibles being fully amortized in prior periods.

INTEREST EXPENSE:

Interest Expense consists of interest paid and accrued on our notes payable and outstanding balance on our credit facility. Interest expense decreased slightly to $433,000 for the year ended December 31, 2012 from $457,000 for the prior year ended December 31, 2011.

NET LOSS:

Our net loss for the year ended December 31, 2012 was $571,000 which compared to a net loss of $6,061,000 for the year ended December 31, 2011. Net loss is influenced by the matters discussed in the other sections of this MDA. However, it should be noted that our 2011 net loss included an impairment charge to the carrying value of our Goodwill and intangible assets of $3,397,000.

INCOME APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to our net income, cumulative undeclared dividends on our Series B Preferred Stock and a deemed dividend on the issuance of Series D Preferred during 2011 amounting to $25,108 and $1,089,000 for the year ended December 31, 2012 and 2011, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends on Series B Preferred stock until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $30,000 at December 31, 2012 from $192,000 at December 31, 2011.

Net cash provided by operating activities was $396,000 for the twelve months ended December 31, 2012 compared to net cash used by operating activities of $1,373,000 in the corresponding twelve months ended December 31, 2011. Net cash provided by operating activities in the current year was mainly driven by the decline in net loss from 2011 of $6,061,000 to $571,000 for 2012.

Net cash used in investment activities was $160,000 for the twelve months ended December 31, 2012 compared to $528,000 in the corresponding period ended December 31, 2011. In 2012 $160,000 was used to purchase property, plant and equipment supporting our direct services growth in our telecom segment which compared to $587,000 in the prior year. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.  The capital requirement for our Government services business is not material and is mainly driven by increases in the level of billable staff which requires the purchase of personal computers, in-house servers and network infrastructure.

Net cash used by financing activities was $398,000 for the twelve months ended December 31, 2012 compared to net cash provided by financing activities of $1,770,000 in the corresponding twelve months ended December 31, 2011. The $398,000 used by financing was comprised of payments of debt totaling approximately $573,000 partially offset by proceeds on the issuance of notes in January 2012 of $175,000. The $1,770,000 of net cahs provided by financings for 2011 consisted of, (i) proceeds from financings totaling $2,416,000, (ii) less repayments of short term notes totaling $736,000, (iii) less principal payments on capital leases of $63,000 plus (iv) net borrowings  on our credit facilities of $153,000.

Going concern considerations:

At December 31, 2012, our working capital deficiency was $3,561,000 which compared to a working capital deficiency of $2, 643,000 at December 31, 2011. The increase in deficiency for 2012 was mainly due to the classification of existing debt instruments moving from long to short term status. It should be noted that we have approximately $2.0 million in debt coming due in the next twelve month’s for which our planned operating cashflows and the availability on our line of credit are inadequate to cover. Over the last two years we have experienced operating losses and have had negative working capital. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cashflows over current levels, continued availability under our line of credit financing and the ability to raise alternative financing in the range of $2.0 to $2.5 million. Additionally, the Company is looking at selling certain assets of its Government services segment to provide some of the capital needed. There is no assurance that we will be able to raise alternative financing needed and/or restructure our existing debt.

Although we are projecting improvements in our operating cashflows from the revenue growth in our telecom segment, the next 3-6 months will be the most critical as we face continued pressures of negative working capital, additional capital requirement to support the continued expansion of our direct telecom services and payments on debt service which includes a note for $982,000 which matured October 31, 2012 and is now past due.  The note is secured with certain accounts receivable and we are depending on the collection of these receivables to fund the repayment of this note.    Our continued growth in the direct telecom services segment will require additional working capital for new equipment purchases in order to provide these services.  The Company is constant discussion with private investors and investment groups in an attempt to procure additional funding.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to; (i) support our current working capital requirements (ii) support the interest costs and principal payments coming due on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth planned  in our telecommunications segment. In this regard, we are highly dependent on improving our operating cashflows to positive levels, maintaining continued availability on our line of credit facility and being able to raise the alternative financing needed in a challenging credit environment. The alternative financing has not been identified at the time of this filing. There can be no assurances that the Company’s businesses will generate sufficient forward cash flows from operations or that future borrowings under our line of credit facility will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.

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

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $578,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by September 1, 2013.  The note was issued to finance the costs associated with a larger purchase order transaction with a telecommunications customer.

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

Basis of Financial Statement Presentation

At December 31, 2012, we had a working capital deficiency of $3,561.000. During 2012, we had a loss from operations of $562,000 which included non-cash items totaling $712,000. The non-cash consisting of; $706,000 from amortization of intangibles and depreciation and $6,000 of share-based compensation expense. This condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and increased operating cash flows and the ability to raise additional financing to support working capital deficit and debt coming due in the next twelve months. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Impairments of long-lived assets

At least annually, we review all long-lived assets with determinate lives for impairment. Long-lived assets subject to this evaluation include property and equipment and intangible assets that amount to approximately $2.5 million or 18% of total assets at December 31, 2012. We consider the possibility that impairments may be present when indicators of impairment are present. In the event that indicators are identified or, if within management’s normal evaluation cycle, we establish the presence of possible impairment by comparing asset carrying values to undiscounted projected cash flows. The preparation of cash flow projections requires management to develop many, often subjective, estimates about our performance. These estimates include consideration of revenue streams from existing customer bases, the potential increase and decrease in customer sales activity and potential changes in our direct and indirect costs. In addition, if the carry values of long-lived assets exceed undiscounted cash flow, we would estimate the impairment based upon discounted cash flow. The development of discount rates necessary to develop this cash flows information requires additional assumptions including the development of market and risk adjusted rates for discounting cash flows. While management utilizes all available information in developing these estimates, actual results are likely to be different than those estimates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2012.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2012, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

Name	Age	Position
Paul Burgess	47	President, chief executive officer and director
Joe Noto	53	Chief financial officer and secretary
Donald Upson	58	Director
John Boyd	72	Director
Mark V. Rosenker	66	Director

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

Joe Noto, Chief Financial Officer and Secretary. Mr. Noto joined Lattice in March 2005 as Vice President of Finance and served in that position until May 2005 when he accepted the position of Chief Financial Officer. Prior to joining the Company, from 2002 to 2005, Mr. Noto was VP of Finance heading financial operations at Spectrotel Inc. (formerly Plan B Communications), a communications service provider. From 2000 to 2002, Mr. Noto was the Finance Director at Pivotech Systems, a communications software start-up Company backed by a leading venture capital firm, Optical Capital Group. Mr. Noto holds a B.A. degree from Rutgers College and is a Certified Public Accountant of New Jersey and is a member of the American Institute of CPA’s and the New Jersey Society of CPA’s.

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

COMMITTEES

We have an audit committee, consisting of John Boyd whom is independent. We do not have an audit committee financial expert, as that term is defined in Item 401 of Regulation S-B, but expect to designate one in the near future. We have not yet adopted an audit committee charter but expect to do so in the near future.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $ (1)		Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Paul Burgess	2012	$250,000	$							$ $	250,000 250,000
President, Chief	2011	$250,000	$								$275,000
Executive Officer and	2010	$250,000		$25,000							$275,000
Director

Joe Noto	2012	$185,000	$								$185,000
Chief Financial	2011	$185,000	$								$185,000
Officer	2010	$175,000		$25,000							$200,000

(1)	Represents performance bonus earned in the year when paid.

(2)	These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model. The options vest annually on the anniversary date over 3 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2012:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That have not vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That have not Vested $

Joe Noto		200,000	(a)		$0.08	July, 2015
		1,400,000	(a)		$0.08	May, 2018

Paul Burgess		200,000	(b)		$0.08	May , 2014
		200,000	(b)		$0.08	Oct , 2014
		600,00	(b)		$0.08	Feb , 2015
		2,800,000	(b)		$0.08	May, 2018

(a)	1,600,000 vest as of December 31, 2011

(b)	3,800,000 vest as of December 31, 2010;

COMPENSATION OF DIRECTORS

We compensate our directors $1,500 per meeting and $10,000 annually as a director. In 2012, director fees were unpaid and accrued.

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

On March 24, 2009, the Company renewed its executive employment agreement with Joe Noto. Under the Executive Employment agreement, Mr. Noto is employed as our Chief Financial Officer for a term of three years at an annual base salary of $185,000. Thereafter, the Executive Employment Agreement will shall be automatically extended for successive terms of one year each. Mr. Noto is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 60 days prior notice to us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of common stock beneficially owned as of March 27, 2013 by:

●	each director;

●	each officer named in the summary compensation table;

●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

●	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	4,527,000	12.44%
Joe Noto	1,600,000	4.68%
Ralph Alexander (4)	2,500,000	7.67%
Benjamin Auger (5)	2,073,136	6.36%
Donald Upson	28,637	* %
Alan Bashforth (6)	704,836	4.37%
All named executive officers and directors as a group (5 persons)	11,433,609	30.09%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109

(2)	Applicable percentage ownership is based on 32,604,033 shares of common stock outstanding as of March 27, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of March 30, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 3,800,000 shares issuable upon exercise of options and 727,000 restricted shares.

(4)	Represents 2,500,000 common shares issued to Ralph Alexander in connection with the acquisition of Cummings Creek Capital, Inc. on May 26, 2011.

(5)	Includes (a) 92,460 common shares owned by Ben and Carol Auger; (b) 1,970,526 commo shares owned by an IRA for benefit of Ben Auger; (c) 10,000 common shares owned by Ben Auger c/f Bonnie Auger; and (d) 150 common shares owned by Ben Auger c/f Ian Auger.

(6)	Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth. We issued 100,000 shares of common stock in December 2007 related to consulting services rendered.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Of the members of the Company’s board of directors, Donald Upson, Mark Rosenker and John Boyd are considered to be independent under the listing standards of the Rules of NASDAQ set forth in the NASDAQ Manual independent as that term is set forth in the listing standards of the National Association of Securities Dealers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $75,000 and $86,000, respectively.

Audit-Related Fees

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011 were $12,500 and $12,500 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

LATTICE INCORPORATED

Date: March 30, 2013	By: /s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date: March 30, 2013	By: /s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	March 30, 2013

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	March 30, 2013

/s/ Donald Upson
Donald Upson	Director	March 30, 2013

/s/ John Boyd
John Boyd	Director	March 30, 2013

/s/ Mark V. Rosenker
Mark V. Rosenker	Director	March 30, 2013

Lattice Incorporated Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheet of Lattice Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2012. Lattice Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 31, 2013

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$30,368	$192,286
Accounts receivable, net	2,420,737	2,700,859
Inventories	–	7,350
Other current assets	134,340	142,500
Total current assets	2,585,445	3,042,995

Property and equipment, net	518,444	612,710
Goodwill	690,871	690,871
Other intangibles, net	1,142,518	1,594,306
Other assets	2,812	2,813
Total assets	$4,940,090	$5,943,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,854,009	$1,769,896
Accrued expenses	1,499,526	1,698,617
Deferred revenues	–	50,000
Customer advances	456,930	124,266
Notes payable - current	2,277,900	1,869,043
Contingent Consideration	–	77,700
Derivative liability	57,634	96,366
Total current liabilities	6,145,999	5,685,888
Long term liabilities:
Notes Payable - long term	422,350	1,206,283
Deferred tax liabilities	94,184	223,771
Total long term liabilities	516,534	1,430,054
Total liabilities	6,662,533	7,115,942

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 6,895,815 and 7,530,681 issued and outstanding, respectively	68,958	75,307
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 520,000 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 32,616,509 and 29,851,509 issued and 32,313,522 and 29,548,522 outstanding respectively	326,166	298,516
Additional paid-in capital	43,338,352	43,313,969
Accumulated deficit	(45,039,065)	(44,443,185)
	(1,284,480)	(734,284)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,842,576)	(1,292,380)
Equity Attributable to noncontrolling interest	120,133	120,133
Total liabilities and shareholders' equity	$4,940,090	$5,943,695

  See accompany notes to the consolidated financial statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION

For the years ended December 31,

	2012	2011

Revenue	$10,773,593	$11,447,136

Cost of Revenue	6,995,623	7,558,156

Gross Profit	3,777,970	3,888,980
	35.1%	34.0%
Operating expenses:
Selling, general and administrative	3,358,426	5,259,286
Research and development	659,787	692,445
Impairment loss (see Note 8)	–	3,396,941
Amortization expense	321,792	623,607
Total operating expenses	4,340,005	9,972,279

Income (loss) from operations	(562,035)	(6,083,299)

Other income (expense):
Derivative income	38,733	131,742
Extinguishment income ( loss)	–	–
Other income (expense)	255,613	–
Interest expense	(432,671)	(457,362)
Total other income	(138,325)	(325,620)

Noncontrolling interest	–	9,441

(Loss) before taxes	(700,360)	(6,399,478)

Income taxes (benefit) (Note 15)	(129,588)	(338,390)

Net income (loss)	(570,772)	(6,061,088)

Reconciliation of net income (loss) to income applicable to common shareholders:
Net income (loss)	(570,772)	(6,061,088)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	–	(1,063,636)
Preferred stock dividends	(25,108)	(25,108)
Income (loss) applicable to common stockholders	(595,880)	(7,149,832)

Income (loss) per common share
Basic	$(0.02)	$(0.27)
Diluted	$(0.02)	$(0.27)

Weighted average shares:
Basic	30,633,941	26,578,839
Diluted	30,633,941	26,578,839

 See accompany notes to the consolidated financial statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE TWO YEARS ENDED DECEMBER 31, 2012

	Preferred Stock		Common Stock		Additional Paid In	Retained Earnings	Treasury Stock		Total Equity Attributable to Shareowners	Total Equity Attributable to
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shares	Amount	of	Noncontrolling
Stockholders' equity, December 31, 2010	9,050,681	$90,507	22,942,437	$229,425	$39,853,503	$(37,293,353)	302,987	$(558,096)	$2,321,986	$129,574
Net Loss						(6,061,088)			(6,061,088)
Net loss attributable to noncontrolling interest										(9,441)
Share-based compensation					233,868				233,868
Issuance of series D P/S in exchange for $1,300,000	590,911	5,909			1,294,091				1,300,000
Deemed dividend related to beneficial conversion feature of Series D					1,063,636	(1,063,636)			–
Issuance of Section 144 Common Stock-Accredited Investors	–	–	3,955,454	39,555	396,807				436,362
Issuance of Section 144 Common 2.5M SHS for CLR Acquisition	–	–	2,500,000	25,000	475,000				500,000
Cashless exercise of 700,000 Warrants - Laurus	–	–	433,618	4,336	(4,336)				–
Employee stock options exercised	–	–	20,000	200	1,400				1,600
Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)
Stockholders' equity, December 31, 2011	9,641,592	$96,416	29,851,509	$298,516	$43,313,969	$(44,443,185)	302,987	$(558,096)	$(1,292,380)	$120,133
Net income (loss)	–	–	–	–	–	(570,772)			(570,772)
Issuance of Section 144 Common Stock-Vendor	–	–	500,000	5,000	35,000				40,000
Conversions of 634,205 SHS Series A Preferred Stock	(634,866)	(6,349)	2,265,000	22,650	(16,301)				–
Share-based compensation	–	–	–	–	5,684				5,684
Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)
Stockholders' equity, December 31, 2012	9,006,726	$90,067	32,616,509	$326,166	$43,338,352	$(45,039,065)	302,987	$(558,096)	$(1,842,576)	$120,133

See accompany notes to the consolidated financial statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Cash flow from operating activities:
Net income (loss)	$(570,772)	$(6,061,088)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative expense	(38,733)	(131,742)
Impairment Loss	–	3,396,941
Amortization of intangible assets	451,788	753,607
Stock issued for service	40,000	–
Revaluation of contingent consideration	(77,700)	(89,600)
Deferred income taxes	(129,588)	(338,390)
Minority interest	–	(9,441)
Share-based compensation	5,684	233,868
Depreciation	254,522	177,982
Changes in operating assets and liabilities:	–
(Increase) decrease in:	–
Accounts receivable	280,122	767,544
Other current assets	8,160	110,325
Inventory	7,350
Other assets	–	43,700
Increase (decrease) in:
Accounts payable and accrued liabilities	(117,083)	(229,549)
Deferred revenues	(50,000)	(17,879)
Customer advances	332,664	20,398
Total adjustments	967,186	4,687,764
Net cash provided by (used for) operating activities	396,414	(1,373,324)
Cash Used in investing activities:
Purchase of equipment	(160,255)	(587,670)
Acquired cash - CLR	–	59,518
Net cash used for investing activities	(160,255)	(528,152)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(179,966)	152,944
Payments on capital equipment lease	(21,675)	(63,497)
Payments on Notes Payable	(318,338)	(700,056)
Proceeds from the issuance of Securities - notes payable	175,000	2,415,933
Payments on Director Loans	(53,098)	(35,711)
Net cash provided by (used in) financing activities	(398,077)	1,769,613
Net increase (decrease) in cash and cash equivalents	(161,918)	(131,863)
Cash and cash equivalents - beginning of period	192,286	324,149
Cash and cash equivalents - end of period	$30,368	$192,286
Supplemental cash flow information
Interest paid in cash	$399,796	$415,772
Taxes Paid	–	–

Supplemental disclosure of non-cash Investing & Financing activities	–	–
Capital lease		58,122
Additional paid in Capital	(16,301)	–
Conversion of preferred shares into common	(6,349)	–
Conversion of preferred shares into common	22,650	–
Deemed dividend related to beneficial conversion feature of preferred stock C		1,063,636
Common stock issues for purchase of CLR subsidiary		25,000

See accompany notes to the consolidated financial statements

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

b)         Basis of Presentation going concern

At December 31, 2012 the Company had a working capital deficiency of $3,561,000. This compared to a working capital deficiency of $2,643,000 at December 31. 2011. The Company’s working capital deficiency and constrained liquidity raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s financial position and operating results.

c)         Principles of consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation. For those consolidated subsidiaries where Company ownership is less than 100%, the outside stockholders’ interests are shown as non-controlling interest. Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis of accounting.

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

h)         Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are state at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  At December 31, 2012 and 2011, deferred tax liabilities were $94,184 and $223,771, respectively.

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  We did not recognize any additional tax benefit or additional charges to our tax provision during 2012 and 2011. As of December 31, 2012 and 2011, the Company has no liability related to uncertain tax positions.

The Company’s 2009, 2010 and 2011 federal and state tax returns remain subject to examination by the respective taxing authorities.  In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

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

The allowability of certain costs under government contracts is subject to audit by the government.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in previous years. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 and $1,555,000 as of December 31, 2012 and December 31, 2011. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

j) Share-based payments

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2012 and 2011, there was approximately $10,248 and $15,932 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $10,248 will be amortized over the weighted average remaining service period.

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

The income approach, which is used for the goodwill impairment testing, is based on projected future debt-free cash flow that is discounted to present value using factors that consider the timing and risk of the future cash flows. Management believes that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating and cash flow performance. This approach also mitigates most of the impact of cyclical downturns that occur in the reporting unit’s industry. The income approach is based on a reporting unit’s five year projection of operating results and cash flows that is discounted using a buildup approach. The projection is based upon management’s best estimates of projected economic and market conditions over the related period including growth rates, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future capital expenditures and changes in future working capital requirements based on management projections.

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

As of December 31, 2012 and December 31, 2011, the derivative liabilities amounted to $57,634 and $96,366.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

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

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, the Company generally uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, the Company generally uses the Flexible Monte Carlo valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weightings to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

n)        Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.  The Company operates in two segments during the year ended December 31, 2012 (Government services and Telecom services).

o)        Basic and diluted income (loss) per common share:

The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock,  options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 54 million shares at December 31, 2012 and 2011.

p)        Recent accounting pronouncements

In July 2012, FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If based on its qualitative assessment an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared in conformity with U.S. GAAP and financial statements prepared on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. ASU 2011-11 did not have a material impact on our financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles – Goodwill & Other (“ASU 2011-08”), which updates the guidance in Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill & Other (“ACS Topic 350”). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. The amendments in ASU 2011-08 include examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. However, the examples are not intended to be all-inclusive and an entity may identify other relevant events and circumstances to consider in making the determination. The examples in this ASU 2011-08 supersede the previous examples under ASC Topic 350 of events and circumstances an entity should consider in determining whether it should test for impairment between annual tests, and also supersede the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test. Under the amendments in ASU 2011-08, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted under ASC Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on our financial position or results of operations.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 did not have a material impact on our consolidated financial statements.

We do not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

q) Reclassification

Certain amounts in the financial statements as of and for the year ended December 31, 2011 have been reclassified for comparative purposes to conform to the presentation in the financial statements as of and for the year ended December 31, 2012.

Note 2- Segment reporting

Management views its business as two reportable segment: Government services and Telecommunications. The Company evaluates performance based on profit or loss before intercompany charges.

	Year Ended
	December 31,
	2012	2011

Revenues:
Government Services	$3,243,377	$6,874,878
Telecommunications	7,530,216	4,572,258

Total Consolidated Revenues	$10,773,593	$11,447,136

Gross Profit:
Government Services	$1,341,785	$2,559,092
Telecommunications	2,436,185	1,329,887
Total Consolidated	$3,777,970	$3,888,979

Total Assets:
Government Services	$2,970,251	$3,845,776
Telecommunications	1,969,839	2,097,919

Total Consolidated Assets	$4,940,090	$5,943,695

Note 3 -Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that no allowance for doubtful accounts is necessary at December 31, 2012 and 2011, respectively.

Our receivables contain unapproved claims with Federal Dept. of Defense agencies related to prior year contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 as of December 31, 2012 and 2011. These unapproved claims represent the additional costs recoverable on our cost recoverable type contract vehicles as supported by our actual incurred cost submissions or actual rate filings with the DCAA (Defense Contract Audit Agency) compared to the provisional (budgetary) rates used for billing under these contracts. The $1,555,000 is subject to audit by the Defense Contract Audit Agency (DCAA). Based on evaluations by management and information regarding the backlog for DCAA audits of incurred cost submissions, management believes the receivable is collectible and therefore has not provided an allowance for doubtful accounts.

Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

Note 4 -Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2012	December 31, 2011

Computers, fixtures and equipment	$2,641,947	$2,989,244
Less : accumulated depreciation	(2,123,503)	(2,376,534)

Total	$518,444	$612,710

Depreciation expense for December 31, 2012 and 2011 was $254,522 and $177,982, respectively.

Note 5 - Notes payable

Notes payable consists of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011

Bank line-of-credit (a)	$232,807	$412,770
Notes payable to Stockholder/director (b)	243,315	291,551
Capital lease payable (c)	25,089	47,679
Notes Payable (d)	1,916,585	1,815,460
Notes payable Cummings Creek/CLR (e)	282,454	507,868

Total notes payable	2,700,250	3,075,326
Less current maturities	(2,277,900)	(1,869,043)
Long-term debt	$422,350	$1,206,283

Interest expense including amortization of deferred finance fees associated with the above notes for the twelve months ended December 31, 2012 and 2011 was $432,671 and $457,362 respectively

(a) Bank Line-of-Credit

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at December 31, 2012 and 2011.

The outstanding balance owed on the line at December 31, 2012 and 2011 was $232,807 and $412,770 respectively.  At December 31, 2012 our interest rate was approximately 13.25%.

(b) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $75,315 and $123,551 as of December 31, 2012 and 2011, respectively.

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

(c) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of December 31, 2012 and 2011, the outstanding balance was $25,089 and $47,679, respectively.

(d) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2012. As of the date of this filing, the Company is currently in default under this note from not paying the principal due at the October 31, 2012 maturity date.

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

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of December 31, 2012, the outstanding balance of the note is $309,658. The Company is in violation with this note agreement in that it has not paid certain principal payments when due. The note holder has not declared the Company in default and has allowed the Company to remain in violation of the note agreement.

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

(e)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly. The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011, the Company will make equal payments of principal on the first day of each calendar quarter  totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balance of the notes totaled $282,454 at December 31, 2012.

Note 6 - Preferred Stock and Common Stock Financings:

a) Series D Preferred Stock

During the year ended December 31, 2011, the Company entered into three securities purchase agreements with Barron Partners LP in which Barron Partners LP purchased shares of par value $.01 Series D Convertible Preferred Stock (“Series D Preferred”).

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

ASC 470-20-25 provides that embedded beneficial conversion features present in convertible securities (including preferred stock) should be valued separately at issuance. The conversion price of the Preferred Stock is $0.11 which gave rise to a beneficial conversion feature. The beneficial conversion feature, which is recorded as a component of paid-in capital, was calculated by multiplying the linked common shares (11,818,182 common shares) times the spread between the trading market price of $0.20 and the conversion price of $0.11, or $1,063,636.

ASC 470 provides for preferred stock to be accreted to its redemption value over the longer of the term to maturity, which is not present in the Series D Preferred, or the date of the first conversion. Since the Series D Preferred is convertible on the issuance date, a day-one deemed dividend of $1,063,636 was recorded as a deemed dividend in the consolidated statement of operations.

The Company incurred approximately $20,000 in cost associated with the sale of the preferred stock for net proceeds of approximately $1,280,000.

b)	Series A Preferred Stock:

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

c)	Sale of Common Stock:

On September 17, 2012, the Company issued 500,000 shares of section 144 common stock to a vendor for services rendered and to be rendered. The issuance was valued at market price per share of $0.08 for a total compensation of $40,000 which has been and will be amortized to expense ratably over a six month vesting period.

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

d)	Warrants:

     During March, April and May  2011 Laurus and/or its affiliated funds exercised 700,000 cashless warrants for 433,618 shares of the Company’s common stock. For the year ended December 31, 2011.

Note 7 - Cummings Creek/ CLR Acquisitions

On May 16, 2011, we entered into a Contribution and Exchange Agreement (“Contribution Agreement”) with Ralph Alexander (“Alexander”) pursuant to which Alexander, as sole stockholder, contributed all the outstanding shares of Cummings Creek Capital, Inc. (“Cummings Creek”), a Delaware corporation, to Lattice in exchange for 2,500,000 shares of restricted common stock and the Company’s assumption of certain promissory notes with a face value of $700,000. Cummings Creek holds 100% of the outstanding shares of CLR Group Ltd., (“CLR Group”) a government service contractor, with a principal place of business located in O ’ Fallon, Illinois.

Lattice Government Services (“LGS”), entered into an Employment Agreement with Alexander. Alexander will serve as chief executive officer of LGS for initial annual compensation of $210,000, as well as other benefits. He may be entitled to additional bonus compensation based upon performance.

The following pro-forma information for the year end December 31, 2011 is presented as if the acquisition took place as of January 1, 2011:

Twelve Months Ended December 31, 2011
NET SALES	$12,648,440

Net (Loss)	$(6,119,928)

Net Income (loss) per common share Basic and

Diluted	$(0.23)

Weighted average shares outstanding Basic

And Diluted	26,578,839

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

(In thousands)	Amount	Range of risk adjusted discount rates used in estimate of fair value	Estimated useful life
Purchase price:
Common stock	$500,000	--
Assumed notes payable	726,200	7.43%- 8.29%
Contingent consideration	167,300	7.70%
	$1,393,500
Net tangible assets	$537,354
Identifiable intangible assets:	–
Customer contracts	113,600	26.51%	3
Customer relationships	232,700	26.51%	3
Contract backlog	412,700	25.51%	2
Deferred taxes arising from purchase	(305,649)
Goodwill	402,795
Total purchase price allocation	$1,393,500

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

Note 8 - Goodwill and other intangible assets:

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. December 31 has been established for the annual impairment review. Goodwill is tested for impairment at the reporting unit level. As of December 31, 2012 and 2011, all goodwill was allocated to the Government Services Sector which was considered one reporting unit.

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

A summary of the changes in the carrying amount of goodwill for the two years in the period ended December 31, 2012, is shown below:

Balance as of January 1, 2011	$3,599,386
Addition due to Cummings Creek acquisition	402,795
Goodwill impairment charges	3,396,941
Balance as of December 31, 2011	690,871
Goodwill impairment charges	–
Balance as of December 31, 2012	$690,871

The tables below present amortizable intangible assets as of December 31, 2012 and 2011:

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2012
Amortizable intangible assets:
Customer relationships	$3,615,217	$(2,507,782)	$(1,001,645)	$105,790	–
Knowhow and processes	2,924,790	(2,237,525)	(687,265)	–	–
IP Rights Agreement	1,300,000	(389,996)	–	910,004	4.86 years
Customer backlog	1,801,055	(1,725,970)	–	75,085	.01 years
Customer lists	279,717	(277,231)	(2,486)	–	–
Employment contract	165,000	(165,000)	–	–	–
Customer contracts	113,600	(61,963)	–	51,637	–
	$10,199,379	$(6,913,679)	$(1,691,396)	$1,142,518

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
December 31, 2011	Amount	Amortization	charge	Amount	period
Amortizable intangible assets:
Customer relationships	$3,615,217	$(2,430,214)	$(1,001,645)	$183,360	.15 years
Knowhow and processes	2,924,790	(2,237,525)	(687,265)	–	–
IP Rights Agreement	1,300,000	(260,000)	–	1,040,000	5.63 years
Customer backlog	1,801,055	(1,519,618)	–	281,437	1.54 years
Customer lists	279,717	(277,231)	(2,486)	–	–
Employment contract	165,000	(165,000)	–	–	–
Customer contracts	113,600	(24,091)	–	89,509	2.54 years
	$10,199,379	$(6,913,679)	$(1,691,396)	$1,594,306

Total intangible amortization expense was $451,788 and $753,605 for the year ended December 31, 2012 and 2011, respectively.

Estimated annual intangibles amortization expense as of December 31, 2012 is as follows:

2013	320,525
2014	171,993
2015	130,000
2016	130,000
2017	130,000
Thereafter	260,000
Total	$1,142,518

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

As of the date of acquisition, we used risk adjusted discount rates ranging from 7.43%- 7.70% to reflect market risks, which we believe is appropriate and representative of market participant assumptions. In accordance with ASC Topic 805, Business Combinations, we will re-measure this liability each reporting period and record changes in the fair value through a separate line item within our statement of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue and contract renewal estimates. During the fourth quarter of 2011 and 2012, we recorded $89,600 and $77,700 respectively in the accompanying statements of operations representing the decrease in fair value of this obligation between the acquisition date and December 31, 2011 and December 31, 2012 due primarily to a reduction in the probability of certain targets being met. As of December 31, 2011, we used risk adjusted discount rates ranging from 7.37%-8.75% to reflect market risks.

Quoted
Prices
In
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value at	Assets	Inputs	Inputs
	December 31, 2012	( Level 1)	( Level 2)	( Level 3)
Liabilities
Derivative liabilities	$57,634			$57,634
Contingent consideration	–			–

Total Liabilities	$57,634	–	–	$57,634

	Fair Value at
	December 31, 2011
Liabilities
Derivative liabilities	$96,367			$96,367
Contingent Consideration	77,700			77,700

Total Liabilities	$174,067	–	–	$174,067

The fair value Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to our contingent consideration liability, as follows:

Balance as of January 1, 2011	$–
Contingent consideration liability recorded	(167,300)
Fair value adjustments	89,600
Balance as of December 31, 2011	$(77,700)
Fair value adjustments	77,700
Balance as of December 31, 2012	–

Note 10 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 1,658,333 and 1,658,333 shares of the Company’s common stock as of December 31, 2012 and  2011 and are carried at fair value. The balance at December 31, 2012 and, 2011 was $57,634 and $96,366 respectively.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2012 and 2011 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 123.01% - 183.73% based upon forward terms of instruments; terms-remaining term for all instruments; and a risk free rate ranging from 0.31% - 2.00%.

Note 11 - Dividends

The Company accrued and recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the period ended December 31, 2012 and 2011. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

ASC 470 provides for preferred stock to be accreted to its redemption value over the longer of the term to maturity, which is not present in the Series D Preferred, or the date of the first conversion. Since the Series D Preferred is convertible on the issuance date, a day-one deemed dividend of $1,063,636 was recorded to accrete the Series D Preferred to its redemption value (See Note 6).

Note 12 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following:

	December 31,
	2012	2011

Current		–
Deferred	(129,588)	(338,390)

The components of the deferred tax assets (liability) as of:

Net operating loss carryforward	7,486,772	$7,505,059
Stock base compensation	430,305	139,853
Executive compensation	40,200	59,800

Total Deferred tax Asset	7,957,277	7,704,712
Valuation allowance for Deferred tax asset	7,957,277	(7,704,712)
Deferred tax asset	–	–

Deferred tax liability:
Intangible Assets	(94,184)	(223,771)
Sec 481c	–	–

Net deferred tax long term	(94,184)	(223,771)
Net deferred tax	$(94,184)	$(223,771)

As of December 31, 2012 and 2011, the Company generated a net operating loss carry forwards of approximately $20,000,000 available expiring 2012-2030.

The provision for income taxes reported for the year ended December 31, 2012 and 2011.

	December 31,
	2012	2011

Provision (benefit) for taxes using statutory rate	$(235,236)	$(1,939,044)
State taxes, net of federal tax benefit	12,838	646,348
Permanent differences:
Non-deductible expense	92,810	2,247,002

Provision (Benefit) for income taxes	$(129,588)	$(338,390)

The Company operates in multiple state tax jurisdictions.  Tax positions are evaluated and liabilities are established for uncertain tax positions that may be challenged by local authorities and may not be supportable under examination.  Tax positions and liabilities are established in accordance with applicable accounting guidance on uncertainty in income taxes in light of changing facts and circumstances.  Based on current available information, the Company believes that a reasonable estimate cannot be made if challenged and not sustained.  Accordingly no provision has been made for the period ended December 31, 2012.

The Company’s 2009, 2010 and 2011 federal and state tax returns remain subject to examination by the respective taxing authorities.  In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

Note 13 - Commitments

a)     Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2012 to 2015. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

We currently have three leases for office facilities located in the United States with lease expirations occurring December 31, 2013 to March 31, 2015. The total average monthly rent for these leases in 2013 is approximately $10,000 per month.

Operating
Leases
2013	$120,345
2014	67,413
2015	51,211
Total minimum lease payments	$238,969

Total rent expense was $117,517 and $251,839 for the year ended December 31, 2012 and 2011 respectively.

b)     Capital Lease Payable

On July 15, 2011 the Company entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $58,122 in equipment for our communication services. The terms of which included monthly payments of $2,211 per month over 30 months and a $1.00 buy-out at end of the lease term. As of December 31, 2012, the outstanding balance was $25,089 and accumulated depreciation associated with the assets under capital lease was $16,624.

Future minimum lease payments required under capital leases

Capital
Leases
2013	$26,532
Total future payments	26,532
Less: amount representing interest	1,443
Present value of minimum lease payments	$25,089

Note 14 - Share-Based Payments

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

b)     2008 Employee Stock Option Plan

The Company’s board of directors approved the adoption of the Company’s 2008 Incentive Stock Option Plan. The maximum number of shares available for issuance under the Plan is 10,000,000. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each Option granted under the Plan shall be contained in a stock option agreement between the optionee and the Company.

No options were approved or issued in 2012. The board approved the issuance of options to purchase an aggregate 145,000 shares of the Company’s common stock to various employees, officers and directors of the company during December 31, 2011.

The Company recorded stock base compensation expense of $5,684 and $233,868 for the year ended December 31, 2012 and 2011, respectively under both plans.

We use the Black-Scholes option pricing model to estimate on the grant date the fair value of share-based awards in determining our share-base compensation. The following weighted-average assumptions were used for grants made under the stock options plans for the years ended December 31, 2011. No options issued in 2012.

2011
Expected Volatility	176.1%
Expected term	5 years
Fisk-Free interest rate	1.02%
Dividend yield	0%
Annual forfeiture rate	5%
Weighted-average estimated fair value of options granted	$0.10

Transactions involving stock options awarded under the Plan described above during the years ended December 31, 2012 and 2011

	Number of shares	Weighted Average Exercise price		Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2010	8,043,000		$0.08	6.8	$237,000

Granted	145,000		$0.10
Exercised	(20,000)		0.08
Cancelled/expired	(731,500)		$0.08

Outstanding at December 31, 2011	7,436,500		$0.08	5.6	$282,000

Granted	–	$
Exercised	–	$
Cancelled/expired	(70,000)		$0.10

Outstanding at December 31, 2012	7,366,500		$0.08	4.7	$-

Vested and exercisable at December 31, 2012	7,193,167

Vested and exercisable at December 31, 2011	7,058,167

d)     Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees ’ sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an “ Employee Stock Purchase Plan ” under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company ’ s Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There were no shares issued under the plan in 2012 or 2011.

Note 15 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company matches 5% of employee contributions. Pension expense for the years ended December 31, 2012 and 2011 was $86,953 and $151,148, respectively.

Note 16 - Major Customers and Concentrations

Our Government services segment’s revenues are derived either as a Prime or as a subcontractor to another Prime contractor from U.S. Department of Defense (DoD) agencies which accounted for approximately 30% of our total revenues for December 31,  2012 compared to 60% for 2011.

The Company had two Prime contract vehicles under SPAWAR that accounted for 0% and 33% of total revenues in 2012 and 2011 respectively. These contracts ended May 2011 and were awarded to another Prime contractor. Accounts receivable (including incurred cost receivables for these contracts totaled approximately $1,143,000 and $2,027,000 at December 31, 2012 and December 31, 2011 respectively.

Note 17 – Patent Licensing Agreement

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products. In conjunction with the agreement the Company paid $1,300,000 as follows; $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000 on June 30, 2010. The $1,300,000 was paid in full pursuant to the licensing agreement as of June 30, 2010. The $1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $130,000 of amortization expense was included as a component of the communication segment’s cost of sales for the years ended December 31, 2012 and December 31, 2011 respectively.

Note 18 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. At present, it is a third-party defendant in a patent infringement suit against one of its customers, which is currently stayed for settlement negotiations. Management intends to vigorously contest this case. At present, is too early estimate the amount or range of, any potential financial effects related to this matter and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at December 31, 2012.

Note 19 - Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Twelve Months Ended December 31,
	2012	2011
Basic net income (loss)	$(570,772)	(6,061,088)
Deemed dividend related to beneficial conversion feature of preferred stock	–	(1,063,636)
Preferred Stock Dividends	(25,108)	(25,108)
Numerator for diluted net income (loss) per share	(595,880)	(7,149,832)
Weighted average common shares outstanding:	30,633,941	26,578,839
Dilutive securities
Preferred Stock A, B, C, D	0	0
Options	0	0
Warrants	0	0
Diluted weighted average common shares outstanding	30,633,941	26,578,839
Basic net income (loss) per share	$(0.02)	(0.27)
Diluted net income (loss) per share	$(0.02)	(0.27)

For the twelve month’s ended December 31, 2012 if net income had been positive the diluted weighted average common shares outstanding would have been increased by approximately 42,064,000 for the conversion of Preferred Stock and approximately 12,745,000 for the exercise of stock options and warrants.

Note 20 - Subsequent events

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $578,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by September 1, 2013.  The note was issued to finance the costs associated with a larger purchase order transaction with a telecommunications customer.

During March 2013 we signed a letter of intent related to selling our Government Services assets. We have not as of the date of this filing entered into any definitive agreements to sell those assets. Upon doing so, we would release the full details of the transaction in an 8K filing.

