Form 10-Q
period 2013-03-31
Lattice INC
filed 2013-05-15
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2013, there were 33,443,893 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED

MARCH 31, 2013 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$134,287	$30,368
Accounts receivable	2,989,237	2,420,737
Other current assets	147,710	134,340
Total current assets	3,271,234	2,585,445

Property and equipment, net	525,238	518,444
Other intangibles, net	877,509	910,008
Other assets	2,812	2,812
Assets to be disposed of: Goodwill and Intangibles	842,933	923,381
Total assets	$5,519,726	$4,940,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,683,198	$1,854,009
Accrued expenses	1,694,232	1,499,526
Customer advances	585,235	456,930
Notes payable - current	2,808,619	2,052,796
Derivative liability	64,459	57,634
Liability to be disposed of	225,104	225,104
Total current liabilities	7,060,847	6,145,999
Long term liabilities:
Long term liability to be disposed of	–	56,352
Notes Payable - long term	168,000	365,998
Deferred tax liabilities	61,787	94,184
Total long term liabilities	229,787	516,534
Total liabilities	7,290,634	6,662,533

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 7,530,681 issued and outstanding	68,958	68,958
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Serise D 636,400 shares authorized 520,000 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 32,616,509 and 29,851,509 issued and outstanding respectively	326,166	326,166
Additional paid-in capital	43,405,217	43,338,352
Accumulated deficit	(45,154,395)	(45,039,065)
	(1,332,945)	(1,284,480)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,891,041)	(1,842,576)
Equity Attributable to noncontrolling interest	120,133	120,133
Total liabilities and shareholders' equity	$5,519,726	$4,940,090

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue	$2,183,786	$2,083,434

Cost of Revenue	1,501,993	1,281,071

Gross Profit	681,793	802,363
	31.2%	38.5%
Operating expenses:
Selling, general and administrative	513,680	531,703
Research and development	149,805	174,583
Total operating expenses	663,484	706,286

Income (loss) from operations	18,309	96,077

Other income (expense):
Derivative income (expense)	(6,825)	11,783
Financing Fees	(3,267)	–
Interest expense	(89,302)	(102,919)
Total other income (expense)	(99,394)	(91,136)

Income (Loss) before taxes	(81,085)	4,940

Income taxes	–	–

Net income (loss) from continuing operations	$(81,085)	$4,940

Net Income (Loss) from operations of discontinued component (Note 5)	$(35,741)	$23,820

Net income (loss)	$(116,827)	$28,760

Income (loss) per common share
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average shares:
Basic	32,316,509	29,548,522
Diluted	32,316,509	73,920,346

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flow from operating activities:
Net income (loss) from operations	$(81,085)	$4,940
Net income (loss) from Discontinued operations	(35,741)	23,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Derivative (income) expense	6,825	(11,783)
Amortization of intangible assets	32,499	32,499
Amortization of Debt Discount	10,758	–
Financing fees	3,267	–
Share-based compensation	2,319	1,421
Depreciation	56,672	56,681
Changes in operating assets and liabilities:		–
(Increase) decrease in:
Accounts receivable	(568,500)	(333,070)
Other current assets	4,447	46,794
Increase (decrease) in:		–
Accounts payable and accrued liabilities	23,896	(2,069)
Deferred revenues	–	7,500
Customer advances	128,305	63,181
Total adjustments	(299,512)	(138,846)
Net cash provided by (used in) operating activities	(380,597)	(133,906)
Net cash provided by (used in) - Discontinued operations	48,063	(13,405)
Cash Used in investing activities:
Purchase of equipment	(63,467)	(39,328)
Net cash used in investing activities	(63,467)	(39,328)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	22,292	67,093
Payments on capital equipment lease	(6,027)	(5,426)
Payments on Notes Payable - Discontinued Operations	(56,352)	(56,355)
Proceeds from Note Payable	580,400	175,000
Payments on Director Loans	(4,651)	(11,892)
Net cash provided by (used in) financing activities	535,662	168,420
Net increase (decrease) in cash and cash equivalents	103,919	(18,219)
Cash and cash equivalents - beginning of period	30,368	192,286
Cash and cash equivalents - end of period	$134,287	$174,067

Supplemental cash flow information
Interest paid in cash	$61,488	$91,315

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 - Organization and summary of significant accounting policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently, Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR is a government contractor which complements our Government Services business by expanding markets and service offerings. During the first quarter of 2013, management decided that focusing resources on the communications business had more strategic value to the Company’s shareholders. The Government assets were marketed for sale during the quarter and culminated in a sale on April 2, 2013 for approximately $1.2 million. Accordingly, the financial performance of the Government segment has been segregated in our financial statements as discontinued operations. Included with this filing, the Company’s management discussion will be based on its communications business and the Company no longer operates in multiple segments.

b) Basis of Presentation going concern

At March 31, 2013 the Company had a working capital deficiency of $3,790,000. This compared to a working capital deficiency of $3,561,000 at December 31. 2012. The Company’s working capital deficiency and constrained liquidity raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to achieve its planned operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2012 appearing in Form 10-K filed on April 1, 2013.

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

f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification 718-10, Accounting for Share-based payment, to account for compensation costs under its stock option plans and other share-based arrangements. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2013, there is $7,929 of unrecognized compensation cost related to unvested share-based compensation awards granted. For the three months ended March 31, 2013 share-based compensation was $2,319 compared to $1,421 in the prior year period.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in prior periods. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 as of March 31, 2013. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

h) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had operated in two segments prior to 2013 but with the decision to focus on the communications business and exit the federal government services business, the Company now operates in one segment for the three months ended March 31, 2013.

i) Depreciation, amortization and long-lived assets:

Long-lived assets include:

Property, plant and equipment - These assets are recorded at original cost. The Company depreciates the cost evenly over the assets’ estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Goodwill - Goodwill represents the difference between the purchase price of an acquired business and the fair value of the net assets acquired and the liabilities assumed at the date of acquisition. Goodwill is not amortized. The Company tests goodwill for impairment annually (or in interim periods if events or changes in circumstances indicate that its carrying amount may not be recoverable) by comparing the fair value of each reporting unit, as measured by discounted cash flows, to the carrying value to determine if there is an indication that potential impairment may exist. Absent an indication of fair value from a potential buyer or similar specific transactions, the Company believes that the use of this income approach method provides reasonable estimates of the reporting unit’s fair value. Fair value computed by this method is arrived at using a number of factors, including projected future operating results, economic projections, and anticipated future cash flows. The Company reviews its assumptions each time goodwill is tested for impairment and makes appropriate adjustments, if any, based on facts and circumstances available at that time. There are inherent uncertainties, however, related to these factors and to management’s judgment in applying them to this analysis. Nonetheless, management believes that this method provides a reasonable approach to estimate the fair value of the Company’s reporting units.

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

j) Recent accounting pronouncements

No new accounting pronouncements issued or effective during the period has had or is expected to have a material impact on the financial statements.

Note 2 - Notes payable

Notes payable consists of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Bank line-of-credit (a)	$255,097	$232,807
Notes payable to Stockholder/director (b)	238,664	243,315
Capital lease payable (c)	19,063	25,089
Notes Payable (d)	2,462,796	1,916,585
Notes payable Cummings Creek/CLR (e)	226,104	282,454

Total notes payable	3,201,724	2,700,250
Less current maturities	(3,033,724)	(2,277,900)
Long-term debt	$168,000	$422,350

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at March 31, 2013. See (d) below.

The outstanding balance owed on the line at March 31, 2013 and December 31, 2012 was $255,097 and $232,807 respectively.  At March 31, 2013 and December 31, 2012 our interest rate was approximately 13.25%, respectively.

(b) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $70,664 and $75,315 as of March 31, 2013 and December 31, 2012, respectively.

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

(c) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of March 31, 2013 and December 31, 2012, the outstanding balance was $19,063 and $25,089, respectively.

(d) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at March 31, 2013. As of the date of this filing, the Company is currently in violation under this note agreement from not paying the principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

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

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of March 31, 2013, the outstanding balance of the note is $309,658. The Company is currently in default under this note agreement in that it has not paid certain principal payments when due.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The Notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. On January 23, 2014 the maturity date, the principal amount of the notes will be due along with any unpaid and accrued interest.

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $580,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by the earlier of (i) September 1, 2013 or (ii) the date the customer pays for the system.  The note was issued to finance the costs associated with a purchase order transaction with a large telecommunications customer. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 800,000 shares of common stock at an exercise price of $0.08 per share, with anti-dilution provisions covering capital stock changes affecting all stockholders, exercisable for four years from the date of issuance. A debt discount of $64,547 was recorded representing the fair value of the warrants issued and $10,758 was amortized to interest expense during the quarter ended March 31, 2013. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; No dividend yield, expected volatility of 159%, a risk free rate of 0.73% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $3,267 representing agency fees which is being amortized ratably over the term of the note.

(e)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly. The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011, the Company will make equal payments of principal on the first day of each calendar quarter totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balance of the notes totaled $226,104 at March 31, 2013.

Note 3 - Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of March 31, 2013 and December 31, 2012 and are carried at fair value. The balance at March 31, 2013 of $64,459 compared to $57,634 at December 31, 2012.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of March 31, 2013 included conversion or strike prices ranging from $0.10 - $1.10; historical volatility factors ranging from 123.01% - 183.73% based upon forward terms of instruments; and a risk free rate ranging from 0.27% - 3.36%.

Note 4 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. At present, we are a third-party defendant in a patent infringement suit against one of our customers, which is currently stayed for settlement negotiations. Management intends to vigorously contest this case. At present, it is too early to estimate the amount or range of, any potential financial effects related to this matter and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at March 31, 2013.

Note 5 – Discontinued Operations:

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the quarter to exit the Government services segment which derived its revenues mainly from contracts with federal government Dept of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Government services segment operations. (See subsequent event for a more detailed discussion of the transaction). The Company retained the assets and liabilities of Lattice Government services, Inc. The Company expects to recognize a gain of approximately $400,000 to $500,000 on the sale of these assets during the second quarter of 2013, which represents the excess of the sales price over the book value of the assets sold.

With the Company’s decision to exit the Government services business, the results of operations and cash flows from this business have been classified as discontinued operations.

The following table shows the results of operations of Lattice Governmetnt Services segment for the periods ended March 31, 2013 and 2012 which are included in the earnings from discontinued operations:

	Three Months Ended March 31,
	2013	2012

Revenue	$631,074	$1,311,905

Cost of Revenue	324,836	795,426

Gross Profit	306,238	516,479
	48.5%	39.4%
Selling, general and administrative expenses	291,110	439,538

Amortization expense	80,448	80,448

Income (loss) from operations	(65,320)	(3,507)

Interest expense	(2,818)	(5,069)

Income (Loss) before taxes	(68,138)	(8,576)

Income taxes (benefit)	(32,397)	(32,396)

Net income (loss) from Discontinued operations	(35,741)	23,820

As a result of the decision to exit the Government services business, the assets and liabilities to be disposed of are comprised of the following:

	March 31,	December 31,
	2013	2012
	(unaudited)

Goodwill	690,871	690,871

Intangible assets, net	152,062	232,510

Note payable	226,104	282,456

Deferred tax liability	61,787	61,787

Non-controlling interest	120,133	120,133

Note 6 - Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012

Basic net income (loss)	$(116,827)	$28,760

Weighted average common shares outstanding:	32,316,509	29,548,522
Dilutive securities
Preferred Stock A, B, C, D	0	42,913,524
Options	0	1,458,300
Warrants	0	0
Diluted weighted average common shares outstanding and assumed conversion	32,316,509	73,920,346
Basic net income (loss) per share	$(0.00)	$0.00
Diluted net income (loss) per share	$(0.00)	$0.00

For the three month period ended March 31, 2012 certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended March 31,
	2013	2012
Warrant	6,178,233	5,378,233

Note 7 - Subsequent event

On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we sold certain government contracts and related software, hardware and other assets related to consulting and other services we provided to departments and agencies of the United States government.

As part of the purchase price, Blackwatch paid us $200,000 and assumed approximately $282,000 owed to former owners of CLR Group Ltd. outstanding under promissory notes. We assumed these obligation in connection with our own acquisition of the outstanding shares of Cummings Creek Capital, Inc. (“Cummings Creek”), a Delaware corporation. As part of the purchase price, Blackwatch also delivered a promissory note for $700,000 along with a guarantee from James G. Dramby, its principal. Under the terms of the Purchase Agreement, Blackwatch also has agreed to pay three percent (3%) of gross revenues received on the USAF(SVIR) contract for twenty-four months and also pay up to $100,000 for each of the next two years in the event the AMC/A6N1 A&AS contract is rebid successfully and funded.

On April 24, 2013, we issued 1,142,848 common shares to Barron Partners L.P. Such shares were issuable upon the March 20, 2013 exercise of conversion rights associated with 320,000 shares of Series A Preferred Stock owned by Barron Partners.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2012. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

Business Overview:

During this quarter we made the strategic decision to sell our Federal Government contracts and exit the Government Services business to enable management to focus on the rapidly growing Communications Services business. Accordingly, the financial results for the Government Services operations are shown as income (loss) from discountined operations. We subsequently closed on a sale of these assets April 2, 2013 to BlackWatch International for $1.2 million plus other potential earn out provisions based on contract renewals. The complete details of the transaction are outlined in our previous 8K filing. The decision to divest these assets was based on declining revenues in the segment and operating in an uncertain federal budgetary environment. The communication business has gained traction with our technology and is turning in solid growth. Since 2009 our communication revenues have grown at a CAGR of 90% from $1.1 million to $7.5 million in 2012. For the three months ended March 31, 2013, revenues from our Communication business increased by 4.8% compared to the prior year quarter. Included in the overall growth our recurring revenue or direct services component increased by 16.2%. Although our quarterly growth rates tend to fluctuate based on our customers buying patterns, we anticipate our annual growth rates to continue at their current pace. With the focus on our communications business and the introduction of our next generation cloud based service and technology, we anticipate remaining EBITDA positive for the year and moving the company toward profitability.

With the company turning back EBITDA positive in 2013 and continuing the growth of the communications business the company can now work to improve the balance sheet. With our improved Income Statement and clarity of our business plan with the divestiture of our Government business, the company is actively pursuing additional financing to improve our liquidity and help accelerate our growth with additional investments in product development, sales and marketing. In addition, since we divested only customer contracts, we retained $1.5 million of receivables with Federal Government Dept of Defense agencies and are working aggressively to collect it. Once the receivable is collected the company will use the proceeds to pay down existing debt.

The Company had operated in two segments prior to 2013 but with the decision to focus on the communications business and exit the federal government services business, the Company now operates in one business for the three months ended March 31, 2013.

Communications Services:

Prior to 2009, our revenue from the communication services had been derived solely from wholesaling product and services to service providers providing telecom services to inmate facilities.  In the latter part of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers.  There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue but we have not experienced a loss of a contract to date.  However based on our current operations we do not anticipate any factors that would cause a disruption.

Our technology platform has been expanded to include an integrated kiosk system that enables deposits to be made at facility to an inmate’s account.  In addition, the technology can also be deployed to enable inmates to review the details of their account.  We have also implemented a video visitation technology that enables on-site interaction via video conferencing with inmates and visitors.  Both technologies are fully integrated with our Nexus platform that operates our corrections cloud technology enabling facilities to streamline overhead associated with managing inmate accounts and facilitating the movement of inmates during visiting sessions. Our integrated solution enables the company to generate revenues both from technology licensing and services. With the flexibility of the cloud based Nexus system the platform enables the company to expand into other service offerings outside of the corrections industry. We intend to continue the expansion of our technology platform to include technologies that further enhance the efficiencies of customers operations.

Our technology was recently tested in Canada and the United Kingdom.  Both tests have been successfully completed and through local partnerships we have implemented our technology in both Canada and the United Kingdom.  During this quarter we booked our first revenues from our transaction with Telus. We anticipate additional revenues being generated from this partnership in 2013. We continue to work with a number of other international technology companies looking to implement our technology and we have a number of companies currently testing our technology.  We will continue to partner with companies established in international markets to implement our technology and expand our technology footprint.

We currently operate in 11 states and the number of inmates using our service or are being provided a service by other companies utilizing our technology is over 50,000 inmates.  We plan to continue this growth by expanding our direct services within the states we serve, expanding to other states, continue to offer our services to other providers on a wholesale basis, and continue to sell our technology to strategic partners both in the U.S. and internationally.  At the end of 2012 our technology was operating in Canada, U.K., Japan, and Bermuda.  We plan on expanding our international footprint in these countries.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending March 31,
	2013	2012
REVENUE	$2,183,786	$2,083,434

Net income (loss)	$(116,827)	$28,760

Net (loss) per common share – Basic & Diluted	$(0.00)	$0.00

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012

Research & Development	149,805	174,583	6.9%	8.4%

Selling, General & Administrative	513,680	531,703	23.5%	25.5%

REVENUES:

Total revenues for the three months ended March 31, 2013 increased by $101,000 or 4.8% to $2,184,000 compared to $2,083,000 for the three months ended March 31, 2012. The increase was comprised of an increase in recurring service revenues of $208,000 or 16.1% offset by a decrease in wholesaled technology revenues of $108,000 or 13.4%. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. The decrease in wholesaled technology revenues is not indicative of a trend and is mainly due the fluctuation of these revenues quarter to quarter. We expect growth in both components of revenue for the full fiscal year ended December 31, 2013.

GROSS MARGIN:

Gross profit for the three months ended March 31, 2013 was $682,000, a decrease of $120,000 or 15% compared to the $802,000 for three months ended March 31, 2012. Gross margin, as a percentage of revenues, decreased to 31.2% from 38.5% for the same period in 2012. The decrease in gross margin was primarily due to a decrease in gross margin from our wholesaled technology revenues from 69.9% to 44.2%. The gross margin for wholesaled technology revenues will vary with larger sales orders but we expect the margins to be in the 60% range on average. Margins from the recurring services component of revenues were consistent with the prior year period at approximately 30%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended March 31, 2013, research and development expenses decreased to $150,000 as compared to $175,000 for the three months ended March 31, 2012. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended March 31, 2013, SG&A expenses decreased slightly to $514,000 from $532,000 in the comparable period prior year. As a percentage of revenues, SG&A was 23.5% for the three months ended March 31, 2013 versus 25.5% in the comparable period a year ago.

INTEREST EXPENSE:

Interest Expense decreased to $89,000 for the three months ended March 31, 2013 compared to $103,000 for the three months ended March 31, 2012 due to a net decrease in the average interest cost of borrowings.

NET INCOME (LOSS):

The Company’s net loss for the three months ended March 31, 2013 was $117,000 compared to a net income of $29,000 for the three months ended March 31, 2012. Included in net loss for the current quarter was a $36,000 loss attributable to discontinued operations which compared to net income of $24,000 in the prior year period. The decrease was mainly due to lower gross margin partially offset by lower operating expenses. The decrease in margin was mainly due to a large customer order in the period and is not indicative of a trend. We anticipate margins to be stable with historical levels going forward.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $134,000 at March 31, 2013 from $30,000 at December 31, 2012.

Net cash used by operating activities was $381,000 for the three months ended March 31, 2013 compared to net cash used by operating activities of $134,000 in the corresponding period ended March 31, 2012. Net cash used by operating activities in the current quarter was mainly driven by an increase in accounts receivable related to a large wholesaled technology sale.

Net cash used in investment activities was $63,000 for the three months ended March 31, 2013 compared to $39,000 in the corresponding period ended March 31, 2012. The investments were the purchase of property, plant and equipment supporting our direct services telecom installations. We expect to continue to have a requirement for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.

Net cash provided by financing activities was $536,000 for the three months ended March 31, 2013 compared to net cash provided by financing activities of $168,000 in the corresponding period ended March 31, 2012. The $536,000 provided by financing was comprised of payments of debt totaling approximately $66,000 net borrowings on our line of credit facility of $22,000 and net proceeds of $580,000 on the issuance of a note. The note issued during the quarter was short term financing to fund the production costs of a large technology sale.

Going concern considerations:

At March 31, 2013, our working capital deficiency was $3,790,000 which compared to a working capital deficiency of $3,561,000 at December 31, 2012. It should be noted that we have approximately $2.0 million in debt which includes debt that has come due and is coming due in the next twelve month’s for which our planned operating cashflows and the availability on our line of credit are inadequate to cover. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cashflows over current levels, maintain availability under our line of credit financing, being able to support payment arrangements with trade creditors with past due balances and the ability to raise alternative financing in the range of $2.0 to $2.5 million. The sale of the government business during April 2013 provided some support for liquidity since we received cash of $200,000, debt of $282,000 was assumed by the purchaser and the Company received a note receivable of $700,000 payable quarterly over three years. There is no assurance that we will be able to raise alternative financing needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

We have an ongoing need for capital to support the continued expansion of our direct telecom services. It should be noted that a note for $982,000 which matured October 31, 2012 and is past due and is in violation of the note agreement.  The note is secured with certain accounts receivable and we are depending on the collection of these receivables to fund the repayment of this note.  The Company continues to have discussions with private investors and investment groups in an attempt to procure the additional funding needed.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to; (i) support our current working capital requirements (ii) support the interest costs and principal payments coming due on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth planned  in our telecommunications segment. The alternative financing has not been identified at the time of this filing. The Company’s projected operating cash flows alone will not generate adequate liquidity to service our current indebtedness or to fund other liquidity needs over the next twelve months.  In this regard, we are highly dependent on obtaining the alternative financing needed.

Financing Activities:

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $580,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by September 1, 2013.  The note was issued to finance the costs associated with a purchase order transaction with a large telecommunications customer. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 800,000 shares of common stock at an exercise price of $0.08 per share, with anti-dilution provisions covering capital stock changes affecting all stockholders, exercisable for four years from the date of issuance. A debt discount of $64,547 was recorded representing the fair value of the warrants issued and $10,758 was amortized to interest expense during the quarter ended March 31, 2013. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; No dividend yield, expected volatility of 159%, a risk free rate of 0.73% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $3,267 representing agency fees which is being amortized ratably over the term of the note.

On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we sold certain government contracts through and related software, hardware and other assets related to consulting and other services we provided to departments and agencies of the United States government. As part of the purchase price, Blackwatch paid us $200,000 and assumed approximately $282,000 owed to former owners of CLR Group Ltd. outstanding under promissory notes. We assumed these obligation in connection with our own acquisition of the outstanding shares of Cummings Creek Capital, Inc. (“Cummings Creek”), a Delaware corporation. As part of the purchase price, Blackwatch also delivered a promissory note for $700,000 along with a guarantee from James G. Dramby, its principal. Under the terms of the Purchase Agreement, Blackwatch also has agreed to pay three percent (3%) of gross revenues received on the USAF(SVIR) contract for twenty-four months and also pay up to $100,000 for each of the next two years in the event the AMC/A6N1 A&AS contract is rebid successfully and funded.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2013 Quarter ended March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2013 Quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None.

Item 6. Exhibits

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)
20

3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3	Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)
4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)
21

10.3	Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)

10.4	Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)

10.5	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7	Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8	Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.9	Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.10	Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11	Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12	Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)
10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)
22

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Contribution and Exchange Agreement By and Among Lattice Incorporated and Cummings Creek Capital, Inc. and Ralph Alexander Dated as of May 16, 2011.(7)

10.36	Employment Agreement with Ralph Alexander.(7)

10.37	Asset Purchase Agreement by and among the Company and Blackwatch International, Inc., dated as of March 29, 2013. (8)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).
23

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1) Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
(2) Incorporated by reference to the 8-K filed by the Company on July 8, 2008
(3) Incorporated by reference to the 8-K filed by the Company on March 27, 2009
(4) Incorporated by reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010
(5) Incorporated by reference to the 8-K filed by the Company on February 22, 2011
(6) Incorporated by reference to the 8-K filed by the Company on March 13, 2011
(7) Incorporated by reference to the 8-K filed by the Company on May 27, 2011
(8) Incorporated by reference to the 8-K filed by the Company on May 6, 2013

24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 15, 2013

LATTICE INCORPORATED

BY:	/S/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVEOFFICER), SECRETARY AND DIRECTOR

DATE: May 15, 2013

BY:	/S/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

25