Form 10-Q
period 2013-06-30
Lattice INC
filed 2013-08-14
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14 2013, there were 33,825,214 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED

JUNE 30, 2013 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$1,913,108	$1,839,232	$4,096,894	$3,922,666

Cost of Revenue	1,268,292	1,207,202	2,770,285	2,488,304

Gross Profit	644,816	632,030	1,326,609	1,434,362
	33.7%	34.4%	32.4%	36.6%
Operating expenses:
Selling, general and administrative	672,616	551,320	1,188,324	1,118,019
Research and development	163,577	178,608	313,382	318,164
Total operating expenses	836,193	729,928	1,501,706	1,436,183

Income (loss) from operations	(191,377)	(97,898)	(175,097)	(1,821)

Other income (expense):
Derivative income (expense)	(7,583)	18,467	(14,408)	30,250
other income	–	255,613	–	255,613
Interest expense	(147,963)	(81,281)	(238,504)	(165,826)
Total other income	(155,546)	192,799	(252,912)	120,037

Income before taxes	(346,923)	94,901	(428,009)	118,216

Income taxes	–	–	–	–

Net income (loss) from continuing operations	(346,923)	94,901	(428,009)	118,216

Net income (loss) from operations of discontinued component (Note 5)	(123,360)	4,639	(159,101)	10,086
Gain on sale of assets	521,443	–	521,443	–
Net income from operations of discontinued component	398,083	4,639	362,342	10,086

Net income (loss)	51,160	99,540	(65,667)	128,302

Basic net income (loss) per common share
From continuing operations	$(0.01)	$0.00	$(0.01)	$0.00
From Discontinued operations	$0.01	$0.00	$0.01	$0.00
Net income per common share	$0.00	$0.00	$(0.00)	$0.00

Diluted net income per common share
From continuing operations	$(0.01)	$0.00	$(0.01)	$0.00
From Discontinued operations	$0.01	$0.00	$0.00	$0.00
Net income per common share	$0.00	$0.00	$(0.00)	$0.00

Weighted average shares:
Basic	33,426,434	29,548,522	33,021,471	29,548,522
Diluted	76,054,064	74,708,287	74,952,952	74,292,934

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$80,574	$30,368
Accounts receivable	2,854,351	2,420,737
Note receivable - current	233,333	–
Other current assets	69,384	134,340
Total current assets	3,237,642	2,585,445

Property and equipment, net	545,885	518,444
Other intangibles, net	845,010	910,008
Note receivable - long term	466,667	–
Other assets	2,812	2,812
Assets to be disposed of: goodwill and intangibles	–	923,381
Total assets	$5,098,016	$4,940,090

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,537,386	$1,854,009
Accrued expenses	1,680,018	1,499,526
Customer advances	794,636	456,930
Notes payable - current	2,674,880	2,052,796
Derivative liability	72,042	57,634
Liability to be disposed of	–	225,104
Total current liabilities	6,758,962	6,145,999
Long term liabilities:
Long term liability to be disposed of	–	56,352
Notes Payable - long term	168,000	365,998
Deferred tax liabilities	–	94,184
Total long term liabilities	168,000	516,534
Total liabilities	6,926,962	6,662,533

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 6,575,815 issued and outstanding as of June 30, 2013 and 6,895,815 issued and outstanding as of December 31, 2012	65,758	68,958
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 33,837,690 and 31,072,690 issued and outstanding respectively as of June 30, 2013 and 32,616,509 and 29,851,509 issued and outstanding respectively as of December 31, 2012	338,377	326,166
Additional paid-in capital	43,407,141	43,338,352
Accumulated deficit	(45,103,235)	(45,039,065)
	(1,270,850)	(1,284,480)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity attributable to shareowners of Lattice Incorporated	(1,828,946)	(1,842,576)
Equity attributable to noncontrolling interest	–	120,133
Total liabilities and shareholders' equity	$5,098,016	$4,940,090

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flow from operating activities:
Net income (loss)	$(65,667)	$118,215
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Operating activities discontinued operations	75,551	106196
Gain on disposition of discontinued Government segment assets	(521,443)	–
Derivative income (expense)	(14,408)	(30,250)
Amortization of intangible assets	64,998	65,000
Amortization of debt discount	64,547	–
Financing fees	19,600	–
Share-based compensation	13,255	2,842
Depreciation	113,345	116,004
Changes in operating assets and liabilities:		–
(Increase) decrease in:
Accounts receivable	(433,614)	191,664
Other current assets	64,956	(23,350)
Increase (decrease) in:		–
Accounts payable and accrued liabilities	(113,288)	(408,919)
Deferred revenues	–	(25,000)
Customer advances	337,706	85,519
Total adjustments	(328,796)	79,706
Net cash provided by (used in) operating activities	(394,463)	197,921
Net cash provided by (used in) - discontinued operations
Cash Used in investing activities:
Purchase of equipment	(140,786)	(109,049)
	231,670	–
Net cash provided by (used in) investing activities	90,884	(109,049)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(133,516)	(67,721)
Payments on capital equipment lease	(12,214)	(10,998)
Payments on notes payable - discontinued operations	(56,352)	(56,352)
Payments on notes payable	–	(136,355)
Proceeds from the issuance of securities, net	580,400	175,000
Payments on director loans	(24,533)	(19,614)
Net cash provided by (used in) financing activities	353,785	(116,040)
Net increase (decrease) in cash and cash equivalents	50,206	(27,168)
Cash and cash equivalents - beginning of period	30,368	192,286
Cash and cash equivalents - end of period	$80,574	$165,118

Supplemental cash flow information
Interest paid in cash	$146,740	$220,959

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1 – Organization and summary of significant accounting policies

(a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware in May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently, Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR is a government contractor which complements our Government Services business by expanding markets and service offerings. During the first quarter of 2013, management decided that focusing resources on the communications business had more strategic value to the Company’s shareholders. The Government assets were marketed for sale during the quarter and culminated in a sale on April 2, 2013 for approximately $1.2 million. Accordingly, the financial performance of the Government segment has been segregated in our financial statements as discontinued operations. As a result, the Company’s management discussion will be based on its communications business and the Company no longer operates in multiple segments.

(b) Basis of Presentation going concern

At June 30, 2013 the Company had a working capital deficiency of $3,521,000. This compared to a working capital deficiency of $3,561,000 at December 31. 2012. The Company’s working capital deficiency and constrained liquidity raises substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon (i) management’s ability to increase operating cashflows (ii), maintain continued availability on its line of credit and the ability to obtain alternative financing to fund capital requirements and/or debt obligations coming due. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2012 appearing in Form 10-K filed on April 1, 2013.

(d) Principles of consolidation

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

(e) Use of estimates

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

(f) Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification 718-10, Accounting for Share-based payment , to account for compensation costs under its stock option plans and other share-based arrangements. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2013, there is $5,610 of unrecognized compensation cost related to unvested share-based compensation awards granted. For the three months ended June 30, 2013 share-based compensation was $10,936 compared to $1,421 in the prior year period. For the six months ended June 30, 2013 share based compensation was $13,255 over $2,842 for 2012.

(g) Revenue Recognition

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in prior periods. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 as of June 30, 2013. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts are not expected to be realized within one year.

(h) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had operated in two segments prior to 2013 but with the decision to focus on the communications business and exit the federal government services business, the Company now operates in one segment for the three months and six month’s ended June 30, 2013.

(i) Depreciation, amortization and long-lived assets:

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

(j) Recent accounting pronouncements

No new accounting pronouncements issued or effective during the period has had or is expected to have a material impact on the financial statements.

Note 2 – Notes payable

Notes payable consists of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Bank line-of-credit (a)	$99,288	$232,807
Notes payable to Stockholder/director (b)	214,131	243,315
Capital lease payable (c)	12,876	25,089
Notes Payable (d)	2,516,585	1,916,585
Notes payable Cummings Creek/CLR (e)	–	282,454

Total notes payable	2,842,880	2,700,250
Less current maturities	(2,674,880)	(2,277,900)
Long-term debt	$168,000	$422,350

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

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at June 30, 2013. See (d) below.

The outstanding balance owed on the line at June 30, 2013 and December 31, 2012 was $99,288 and $232,807 respectively.  At June 30, 2013 and December 31, 2012 our interest rate was approximately 13.25%.

(b) Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $46,131 and $75,315 as of June 30, 2013 and December 31, 2012, respectively.

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

(c) Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a  $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of June 30, 2013 and December 31, 2012, the outstanding balance was $12,876 and $25,089, respectively.

(d) Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 is being amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at June 30, 2013. As of the date of this filing, the Company is currently in violation under this note agreement from not paying the principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company.  The Note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 will be due along with any unpaid and accrued interest. We are current with interest and will continue payment at current rate, no default provision has been envoked.

During the quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor. The Note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. On August 3, 2013 the maturity date, the principal amount of the note will be due along with any unpaid and accrued interest. We are current with interest and will continue payment at current rate, no default provision has been envoked.

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of June 30, 2013, the outstanding balance of the note is $309,658. The Company is currently in default under this note agreement in that it has not paid certain principal payments when due. In June 2013, the Company was served a writ of Garnishment against the note receivable of $700,000 from Blackwatch International Inc. for the outstanding balance due for which we are in default.

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

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $580,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by the earlier of (i) September 1, 2013 or (ii) the date the customer pays for the system.  The note was issued to finance the costs associated with a purchase order transaction with a large telecommunications customer. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 800,000 shares of common stock at an exercise price of $0.08 per share, with anti-dilution provisions covering capital stock changes affecting all stockholders, exercisable for four years from the date of issuance. A debt discount of $64,547 was recorded representing the fair value of the warrants issued and $10,758 and $64,547 was amortized to interest expense during the quarter ended March 31, 2013 and the six months ended June 30, 2013. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; No dividend yield, expected volatility of 159%, a risk free rate of 0.73% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $19,600 representing agency fees which is being amortized ratably over the term of the note. The Company paid this note in full on July 27, 2013.

(e)  Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly. The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011, the Company will make equal payments of principal on the first day of each calendar quarter totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balances of the notes were assumed by Purchaser as part of the sale of our Government assets transaction on April 2, 2013. Accordingly, there is no balance owing as of June 30 2013 on these notes.

Note 3 – Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of June 30, 2013 and December 31, 2012 and are carried at fair value. The balance at June 30, 2013 of $72,042 compared to $57,634 at December 31, 2012.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of June 30, 2013 included conversion or strike price of $0.10; historical volatility factor of 166% based upon forward terms of instruments, and a risk free rate of 2.3% and remaining life 9.2 years.

Note 4 – Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. At present, we are a third-party defendant in a patent infringement suit against one of our customers, which is currently in advance stages and for settlement negotiations. Management intends to vigorously contest this case. At present, it is too early to estimate the amount or range of, any potential financial effects related to this matter and any estimate would be so uncertain as to impair the integrity of these financial statements.  Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. Since the amount cannot be reasonably estimated, no accrual for this contingent loss has been made to these financial statements. Although there can be no assurance as to the ultimate disposition of these matters, it is our management’s opinion, based upon the information available at this time, that the expected outcome of these matters, individually and in the aggregate, will not have a material adverse effect on the results of operations, liquidity or financial condition of our company. There were no liabilities of this type at June 30, 2013. The Company was served a writ of Garnishment with respect to our note receivable from the sale of our Governmental services segment. In this matter the Company is actively engaged in efforts to settle with this creditor for being in default on a $309,658 note payable (see footnote 2(d) above).

Note 5 – Sale of Assets of Discontinued Operations:

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the quarter to exit the Government services segment which derived its revenues mainly from contracts with federal government Dept of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Government services segment operations. The Company retained the residual assets and liabilities of Lattice Government services, Inc. The Company recorded a gain of to $521,443 on the sale of these assets during the current quarter, which represents the excess of the sales price over the book or carrying value of the assets sold detailed in tabular form below:

On April 2, 2013 Company entered into an Asset Purchase agreement With Blackwatch International, Inc as follows:

Consideration received from sale of Government assets:
Cash	$200,000
Seller notes assumed by buyer	282,456
Note receivable from buyer**	700,000
total consideration	$1,182,456
Other Contingences considerations:
3% of gross revenues on Phase II of an SBIR contract for 24 months if awarded.	–
Pay up to $100,000 for each of the next two years in the event that certain contract are rebid and funded	–
Total consideration received on sale of assets	1,182,456
Carrying value of Lattice Government assets sold (see below)	661,013
gain (loss) on sale of Government segment assets	$521,443

Carrying value of assets disposed of:
Goodwill and intangibles	842,933
Non-controlling interest	(120,133)
Deferred tax liability	(61,787)
661,013

** 3% annum interest rate,  12 equal quarterly installments payments of $61,216.03 over a 3 year period first installment being 7/31/2013 with each successive payment being on the 15th day of the month following close each calendar quarter.

With the Company’s decision to exit the Government services business, the results of operations and cash flows from this business have been classified as discontinued operations.

The following table shows the results of operations of Lattice Government Services segment for the six months ended June 30, 2013 and 2012 which are included in the net income (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$–	$648,970	$603,616	$1,961,019
Cost of Revenue	$–	346,589	300,033	1,144,707
Gross Profit	–	302,381	303,583	816,312
		46.6%	50.3%	41.6%
Selling, general and administrative expenses	$117,015	209,022	405,470	645,984
Amortization expense	$–	80,448	80,448	160,896
Income (loss) from operations	(117,015)	12,911	(182,334)	9,432
Interest expense	$(6,345)	(40,669)	(9,163)	(64,132)
Gain on sale of discontinue operation	521,443	–	521,443	–
Income (Loss) before taxes	(398,083)	(27,758)	(328,945)	(54,700)
Income taxes (benefit)	$–	(32,397)	(32,397)	(64,786)
Net income (loss) from Discontinued operations	(398,083)	4,639	(362,342)	10,086

As a result of the decision to exit the Government services business, the assets and liabilities to be disposed of are comprised of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Goodwill	–	690,871

Intangible assets, net	–	232,510

Note payable	–	282,456

Deferred tax liability	–	61,787

Non-controlling interest	–	120,133

Note 6 – Note Receivable

As part of sale of Lattice Governemnt assets on April 2, 2013, the Company received a promissory note from purchaser for $700,000 which carries 3% annum interest rate payable in  12 equal quarterly installments payments of $61,216.03 over a 3 year period first installment being 7/31/2013 with each successive payment being on the 15th day of the month following close each calendar quarter. The note is secured by personal guarantee by the principal owner of Purchaser.

Note 7 – Conversion of Preferred Stock

On April 24, 2013, we issued 1,142,848 common shares to Barron Partners L.P. Such shares were issuable upon the March 20, 2013 exercise of conversion rights associated with 320,000 shares of Series A Preferred Stock owned by Barron Partners.

Note 8 – Net income (loss) per share

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic net income (loss) per common share
Net income (loss) from continuing operation	$(346,923)	$94,901	$(428,009)	$118,216
Net income (loss) from Discontinue operation	398,083	4,639	362,342	10,086
Preferred Stock Dividends	–	(6,277)	–
Numerator for basis net income per share	$51,160	$99,540	$(65,667)	$128,302
Basic net income (loss) per common share
Net income (loss) from continuing operation	$(0.01)	$0.00	$(0.01)	$0.00
Net income (loss) from Discontinue operation	$0.01	$0.00	$0.01	$0.00
Net income per common share	$0.00	$0.00	$(0.00)	$0.00
Diluted net income (loss) per common share
Net income (loss) from continuing operation	$(0.01)	$0.00	$(0.01)	$0.00
Net income (loss) from Discontinue operation	$0.01	$0.00	$0.00	$0.00
Net income per common share	$0.00	$0.00	$(0.00)	$0.00
Weighted average common shares outstanding:	33,426,434	29,548,522	33,021,471	29,548,522
Dilutive securities
Preferred Stock A, B, C, D	40,921,516	42,913,524	40,921,516	29,548,522
Options	1,706,114	2,246,241	1,009,965	1,830,888
Warrants	0	0	0	0
Diluted weighted average common shares outstanding and assumed conversion	76,054,064	74,708,287	74,952,952	74,292,934

For the three month period ended June 30, 2013 certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

	Three Months Ended June 30,
	2013	2012
Warrant	6,178,233	5,378,233

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

GENERAL OVERVIEW

Business Overview:

During this quarter we sold our Federal Government contracts and exited the Government Services business. This enables management to focus on our rapidly growing Communications Services business. Accordingly, the financial results for the Government Services operations are shown as income (loss) from discontinued operations. We sold these assets to BlackWatch International on April 2, 2013 for $1.2 million plus other potential earn out provisions based on contract renewals. The complete details of the transaction are outlined in our previous 8K filing. The decision to divest these assets was based on declining revenues in the segment and operating in an uncertain federal budgetary environment. In contrast, our Communication business continues to build upon our technology which is leading to continuing growth. Since 2009 our communication revenues have grown at a CAGR of 90% from $1.1 million to $7.5 million in 2012. For the six months ended June 30, 2013, revenues from our Communication business increased by 4.4% compared to the prior year period. Included in the overall growth our recurring revenue or call processing component accounted for approximately 70% of total revenues. Although our quarterly growth rates tend to fluctuate based on our customers buying patterns, we anticipate our annual growth rates to continue at their current pace. With the focus on our communications business and the introduction of our next generation cloud based service and technology, we anticipate remaining EBITDA positive for the year and moving the company toward profitability.

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

The Company had operated in two segments prior to 2013 but now operates primarily in the communications business, with our recent disposal of our federal government services business.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending June 30,
	2013	2012
REVENUE	$1,913,108	$1,839,232

Net income (loss)	$51,160	$99,540

Net (loss) per common share – Basic & Diluted	$0.00	$0.00

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED June 30, 2013	THREE MONTHS ENDED June 30, 2012	THREE MONTHS ENDED June 30, 2013	THREE MONTHS ENDED June 30, 2012

Research & Development	163,577	178,608	8.6%	9.7%

Selling, General & Administrative	672,616	551,320	35.2%	30.0%

REVENUES:

Total revenues for the three months ended June 30, 2013 increased by $74,000 or 4.0% to $1,913,000 compared to $1,839,000 for the three months ended June 30, 2012. New orders for recurring services were received toward the end of the current quarter. The associated revenue growth from these orders will be reflected in the upcoming quarters and fiscal year results. Recurring revenues accounted for 79% of total revenues in the current quarter. Recurring revenues are derived from call processing transactions for end-user correctional facilities either through a direct customer relationship or in conjunction with a wholesale partner.

GROSS MARGIN:

Gross profit for the three months ended June 30, 2013 was $645,000 compared to the $632,000 for three months ended June 30, 2012. Gross margin, as a percentage of revenues, decreased slightly to 33.7% from 34.4% for the same period in 2012. Gross margin  relationships to revenue were stable with prior periods for both our recurring revenues and wholesaled technology revenue streams. The gross margin for wholesaled technology revenues will vary with larger sales orders but we expect the margins to be in the 60% range on average. Margins from the recurring services component of revenues were consistent with the prior year period at approximately 30%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended June 30, 2013, research and development expenses decreased slightly to $164,000 as compared to $179,000 for the three months ended June 30, 2012. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended June 30, 2013, SG&A expenses increased to $673,000 from $551,000 in the comparable period prior year. As a percentage of revenues, SG&A was 35.2% for the three months ended June 30, 2013 versus 30.0% in the comparable period a year ago. The increase driven by higher selling and marketing costs as the Company expanded its foot print into new geographic markets.

INTEREST EXPENSE:

Interest Expense increased to $148,000 for the three months ended June 30, 2013 compared to $81,000 for the three months ended June 30, 2012. The increase in the quarter in included $53,000 of the unamortized value of warrants expensed in conjunction with the short term financing of a large technology order delivered in the first quarter of this year. The remaining increase in interest was the interest costs on this financing incurred during the current quarter. The short term credit facility was paid back in full early July 2013.

NET INCOME (LOSS) from continuing operations:

The Company’s loss income from continuing operations for the three months ended June 30, 2013 was $347,000 compared to a net income of $95,000 for the three months ended June 30, 2012. Not included in the net loss income for the current quarter was a $521,000 of one time gain recorded on the sale of our Government segment assets on April 2, 2013. The prior year quarter included one-time other income of $256,000. Excluding the one-time items, net loss from continuing operations increased from $161,000 to $347,000. The increase in loss was comprised of; higher selling and marketing expenses in the current quarter, the non-recurring interest expense related to the remaining value of warrants amortized and an increase in non-cash derivative expense.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Six Months Ending June 30,
	2013	2012
REVENUE	$4,096,894	$3,922,666

Net income (loss)	$(65,667)	$128,302

Net (loss) per common share – Basic & Diluted	$(0.00)	$0.00

	OPERATING EXPENSES		PERCENT OF SALES
	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2012

Research & Development	313,382	318,164	7.6%	8.1%

Selling, General & Administrative	1,188,324	1,118,019	29.0%	28.5%

REVENUES:

Total revenues for the six months ended June 30, 2013 increased by $174,000 or 4.4% to $4,097,000 compared to $3,923,000 for the six months ended June 30, 2012. Recurring revenues increased 5.6% to $2,996,000 which accounted for 73% of total revenues. Wholesaled technology revenues increased 1.4% to $1,101,000. New orders for recurring services were received toward the end of the current quarter. The associated revenue growth from these orders will be reflected in the upcoming quarters and fiscal year results. Recurring revenues are derived from call processing transactions for end-user correctional facilities either through a direct customer relationship or in conjunction with a wholesale partner.

GROSS MARGIN:

Gross profit for the six months ended June 30, 2013 was $1,327,000 compared to the $1,434,000 for six months ended June 30, 2012. Gross margin, as a percentage of revenues, decreased to 32.4% from 36.6% for the same period in 2012. Gross margin  as a percentage of revenues for recurring revenues was mainly consistent with the prior year period at 30%. The gross margin percentage on our wholesale technology revenues decreased to 55% from 68%. The decrease in margin was primarily order driven and not indicative of a trend. The gross margin for wholesaled technology revenues will vary with larger sales orders but we expect the margins to be in the 60% range on average. Margins from the recurring services component of revenues were consistent with the prior year period at approximately 30%. We expect total gross margin for fiscal 2013 to be in the mid 30% range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the six months ended June 30, 2013, research and development expenses decreased slightly to $313,000 as compared to $318,000 for the six months ended June 30, 2012. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three six ended June 30, 2013, SG&A expenses increased to $1,188,000 from $1,118,000 in the comparable period prior year. As a percentage of revenues, SG&A was 29% for the six months ended June 30, 2013 versus 28.5% in the comparable period a year ago. The increase driven by higher selling and marketing costs during the current quarter as the Company expanded its foot print into new geographic markets.

INTEREST EXPENSE:

Interest Expense increased to $239,000 for the six months ended June 30, 2013 compared to $166,000 for the six months ended June 30, 2012. The increase included $53,000 of the unamortized value of warrants expensed in conjunction with the short term financing of a large technology order delivered in the first quarter of this year. The remaining increase in interest was the interest costs on this financing incurred during the current quarter. The short term credit facility was paid back in full early July 2013.

NET INCOME (LOSS) from continuing operations:

The Company’s net loss from continuing operations for the six months ended June 30, 2013 was $428,000 compared to a net income of $118,000 for the six months ended June 30, 2012. Included in net income for the current period was a $521,000 of one time gain recorded on the sale of our Government segment assets on April 2, 2013. The prior year period included one-time other income of $256,000. Excluding the one-time items, net income from continuing operations increased from a net loss of $137,000 to a net loss of $428,000. The increase in loss was comprised of; lower margin on wholesale technology revenues which was order driven, higher selling and marketing expenses mainly in the current quarter, the non-recurring non-cash interest expense related to the remaining value of warrants amortized and an increase in non-cash derivative expense.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $81,000 at June 30, 2013 from $30,000 at December 31, 2012.

Net cash used by operating activities was $311,000 for the six months ended June 30, 2013 compared to net cash  provided by operating activities of $92,000 in the corresponding period ended June 30, 2012. Net cash used by operating activities in the current quarter was primarily driven by an increase in accounts receivable related to a large wholesaled technology sale.

Net cash provided investment activities was $91,000 for the six months ended June 30, 2013 compared to net cash used of $109,000 in the corresponding period ended June 30, 2012. The investments were the purchase of property, plant and equipment supporting our direct services telecom installations. Net proceeds consists of $580,000 on the issuance of a note and cash proceeds of $232,000 related to the sale of our Government segments assets. We expect to continue to have a requirement for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.

Net cash provided by financing activities was $585,000 for the six months ended June 30, 2013 compared to net cash used by financing activities of $116,000 in the corresponding period ended June 30, 2012. The $354,000 provided by financing was comprised of repayments of debt totaling approximately $93,000 net payments on our line of credit facility of $134,000. The note issued during the quarter was short term financing to fund the production costs of a large technology sale of $580,000.

Going concern considerations:

At June 30, 2013, our working capital deficiency was $3,521,000 which compared to a working capital deficiency of $3,561,000 at December 31, 2012. It should be noted that we have approximately $2.7 million in debt which includes debt that has come due and is coming due in the next twelve month’s for which our planned operating cashflows and the availability on our line of credit are inadequate to cover. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cashflows over current levels, maintain availability under our line of credit financing, being able to support payment arrangements with trade creditors with past due balances and the ability to raise alternative financing in the range of $2.0 to $2.5 million. The sale of the government business during April 2013 provided some support for liquidity since we received cash of approximately $200,000, debt of $282,000 was assumed by the purchaser and the Company received a note receivable of $700,000 payable quarterly over three years. There is no assurance that we will be able to raise alternative financing needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

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

Financing Activities:

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $580,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by September 1, 2013.  The note was issued to finance the costs associated with a purchase order transaction with a large telecommunications customer. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 800,000 shares of common stock at an exercise price of $0.08 per share, with anti-dilution provisions covering capital stock changes affecting all stockholders, exercisable for four years from the date of issuance. A debt discount of $64,547 was recorded representing the fair value of the warrants issued and $64,547 was amortized to interest expense during the quarter ended June 30, 2013. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; No dividend yield, expected volatility of 159%, a risk free rate of 0.73% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $19,600 representing agency fees which is being amortized ratably over the term of the note.

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

In June the Company was served a writ of Garnishment for being in default on a $309,658 note payable with respect to our note receivable from Sale of our Governmental Services segment. In this matter the Company is actively engaged in efforts to settle with this creditor.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2013 Quarter ended June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2013 Quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

While we are a party to certain legal proceedings, such pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business, except to the extent discussed in the financial footnote 4. We expect to resolve current litigation and creditor liabilities within the ordinary course of business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A - RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 .

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None.

Item 6. Exhibits

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3	Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

10.3	Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)

10.4	Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)

10.5	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7	Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8	Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.9	Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.10	Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11	Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12	Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Asset Purchase Agreement by and among the Company and Blackwatch International, Inc., dated as of March 29, 2013. (7)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

99.4	Temporary Hardship Exemption

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

(1) Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
(2) Incorporated by reference to the 8-K filed by the Company on July 8, 2008
(3) Incorporated by reference to the 8-K filed by the Company on March 27, 2009
(4) Incorporated by reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010
(5) Incorporated by reference to the 8-K filed by the Company on February 22, 2011
(6) Incorporated by reference to the 8-K filed by the Company on March 13, 2011
(7) Incorporated by reference to the 8-K filed by the Company on May 6, 2013

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2013

LATTICE INCORPORATED

BY:	/S/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVEOFFICER), SECRETARY AND DIRECTOR

DATE: August 14, 2013

BY:	/S/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

