Form 10-Q/A
period 2013-06-30
Lattice INC
filed 2013-08-19
CIK 350644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2013.

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

DATE: August 19, 2013

LATTICE INCORPORATED

By:	/s/ Paul Burgess
PAUL BURGESS CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE:August 19, 2013

By:	/s/Joe Noto
JOE NOTO CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

4