Form 10-K
period 2013-12-31
Lattice INC
filed 2014-03-31
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER

LATTICE INCORPORATED

(Exact name of registrant as specified in charter)

DELAWARE

(State or other jurisdiction of

incorporation or organization)

22-2011859

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of March 27, 2014 was approximately $6,750,326.

As of March 28, 2014, the issuer had 37,501,813 outstanding shares of Common Stock.

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

During the second quarter we sold our Federal Government contracts and discontinued our Government Services business. This enables management to focus on our rapidly growing Communications Services business. Accordingly, the financial results for the Government Services operations are shown as income (loss) from discontinued operations.

Our Communication business continues to build upon our technology and experiences continuing growth. Since 2009 our communication revenues have grown from $1.1 million to $8.3 million in 2013. For the year ended December 31, 2013, revenues from our Communication business increased by 10% compared to the prior year period. Recurring revenue or call processing services accounted for approximately 72% of total revenues. During the year of 2013, we moved our call center to an in-house service and introduced our new fully integrated product suite ICON, each of which temporarily slowed our revenue growth. Our new call center and product suite are expected to add to our growth rates, as we began to experience in the fourth quarter. Although our quarterly growth rates tend to fluctuate based on our customers buying patterns, we anticipate our annual growth to continue. With the focus on our communications business and the introduction of our next generation cloud based service and technology, we anticipate remaining EBITDA positive for 2014 and moving the company toward profitability.

This year we introduced our next generation cloud based technology platform ICON Integrated Corrections Operations Network. The system includes a full suite of services and products available in modules, enabling service providers and correctional facilities to choose from a number of services that best fits their needs. The technology includes modules for:

•	Products and Services management, this includes fully integrated video, kiosk, and inmate tablet based services.
•	Customer Information Database.
•	Payment Processing.
•	Account/Billing.
•	Customer Care.
•	Investigative Tool Sets.
•	Jail Management System.

The first version of the system was released in the second quarter and we anticipate subsequent releases to continue through the next year. The launch of the new product and the integration of our new call center with the ICON platform temporarily slowed our growth but we anticipate our growth rate to return to historical rates in the coming quarters.

We also completed installation of our product with Telus Canada that will be used as part to provide services to British Columbia Corrections. As part of the installation, we opened a Canadian call center which began operations in the fourth quarter of 2013. The call center contributed toward fourth quarter revenues and we anticipate revenues from this source will increase during 2014. The Canadian call center also provides us with the ability to serve other international markets and act as a backup facility for our U.S. based call center, in addition to its principal purpose of servicing Canadian markets.

We currently operate in 11 states; over 50,000 inmates are either using our service or are being provided a service by other companies utilizing our technology.  We plan to continue this growth by expanding our direct services within the states we serve, expanding to other states, continue to offer our services to other providers on a wholesale basis, and continue to sell our technology to strategic partners both in the U.S. and internationally.  Our technology is currently operating in Canada, U.K., Japan, and the Caribbean.  We plan on expanding our installations in these countries as well as continuing to pursue other partners with the goal of expanding our global footprint.

We acquired the assets of Innovisit LLC, a provider of video visitation technology to the corrections market during the fourth quarter of 2013. Our acquisition was based, in part, upon our successful past usages of Innovisit’s technology and our expectation that the acquisition will expand our product offerings. We anticipate the acquisition will be accretive to revenues and earnings during 2014.

Building upon improving financial conditions and opportunities for growth, we are also improving our capital base as well as our balance sheet. Our improvement has been aided by improved income and opportunities to sustain growth in our core business in communications. We divested our Government business and begun to recapitalize so as to accelerate our growth with additional investments in product development, sales and marketing. We have solicited interest in equity financing which, if successfully obtained, will be applied to support our liquidity needs and pursue our growth plans. We have closed on approximately $1 million of equity capital, with the objective of completing another $2.6 million by May 2014. Our financing plans also include collecting a $1.2 million receivable due from the Federal Government Department of Defense and applying proceeds to pay down outstanding liabilities.

Our Products and Services

ICON (Integrated Corrections Operations Network)

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

Employees

As of December 31, 2013, we had 26 full time employees and no part time employees.  We supplement full time employees with subcontractors and part time individuals, consistent with workload requirements.  None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

RISKS RELATED TO OUR BUSINESS

We are dependent upon access to financial resources to which we may have limited ability to secure, inhibiting our capacity to maintain and expand sales of our products.

Our current financial position does not provide sufficient operating cash flow to support our activities. In addition, our Communication Services business requires constant additional investment and adaptation. Our ability to raise additional equity capital does not itself assure we will obtain the balance of the additional capital we seek. Without obtaining sufficient additional capital, we will be unable to support investments beyond cash generated from our current operations and pay current liabilities. Our failure to secure sufficient capital as needed may inhibit our ability to generate revenue and increase our profitability of our Communication Services business.

Liquidity Risk

Our liquidity is highly dependent on our; (i) continued access to our credit lines with Action Capital and Cantone Asset Management, LLC, (ii) increasing cash flows generated from operations, and (iii) ability to obtain alternative financing. In the event there is an unexpected downturn in our business or we are unable to meet our objectives, the Company would need to modify its debt agreements, and/or curtail operations. Since our borrowing capacity is limited by the level of our eligible collateral, more reliance will be placed on our ability to achieve planned operating performance and alternative financing activities to fund our debt payments coming due in the next twelve months. Our liquidity is also dependent upon being able to negotiate time extensions of past due account payables with trade creditors. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain an adequate level of alternative financing.

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

Our wholesale and direct services revenues are concentrated in small number of service providers and correctional facilities, and if we lose or experience a significant reduction in sales to these service providers or revenues from direct services to correctional facilities, our revenues may decrease substantially.

We receive a significant amount of our revenues from a limited number of service providers. During 2013, approximately $1.6 million or 19% of our total revenues were derived from a wholesale contract with a large, Tier 1 telecom provider serving several end-user correctional facilities. During 2014, the service provider and end-user facilities will be negotiating a potential renewal of the telecom services agreement, but there is no assurance that either the underlying contract will be renewed or that our telecom provider client will renew its own contract with us. Other wholesale arrangements are subject to similar uncertainties. Further, our revenues are subject to fluctuations due to customers buying patterns. While our diversification strategy may mitigate some of these business risks, loss of significant wholesale customers or termination of existing contracts would likely harm our financial condition and results of operations. Our wholesale clients and correctional facility clients may chose not to renew agreements and otherwise discontinue use of our direct services, particularly because:

•	Our wholesale customers may switch to alternative platforms or technologies available either from our current or future competitors;
•	our customers may experience termination of their own contracts with correctional facilities for which our customers incorporate our platform, technology and services;
•	our wholesale customers may develop their own solutions; or
•	our customers may be subject to severe business disruptions.

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

We have recently made acquisitions and we may make additional acquisitions in the future. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the affect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
●	the difficulty of incorporating acquired rights or products into our existing business;
●	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
●	the effect of any government regulations which relate to the business acquired; and
●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

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

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low closing sales prices per share of common stock for the years ended December 31, 2013 and 2012 and the interim periods through March 28, 2014. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Interim Period Ending March 28, 2014

	High	Low
First Quarter ended March 31, 2014 (through March 28, 2014)	$0.23	$0.14

Year Ended December 31, 2013
	High	Low
First Quarter ended March 31, 2013	$0.10	$0.07
Second Quarter ended June 30, 2013	$0.14	$0.07
Third Quarter ended September 30, 2013	$0.13	$0.09
Fourth Quarter ended December 31, 2013	$0.17	$0.10

Year Ended December 31, 2012
	High	Low
First Quarter ended March 31, 2012	$0.12	$0.09
Second Quarter ended June 30, 2012	$0.15	$0.09
Third Quarter ended September 30, 2012	$0.50	$0.07
Fourth Quarter ended December 31, 2012	$0.10	$0.07

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of March 2014, we had 37,501,813 outstanding shares of common stock held by approximately 278 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of 5% Series B Preferred Stock. In 2013, the Company recorded and accrued $25,108 of dividends payable. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders**	16,944,500	$0.10	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total		$

** 7,106,500 # of options requiring authorized reserve

RECENT SALES OF UNREGISTERED SECURITIES

As of March 28, 2014, the Company issued restricted common shares at a price of $0.12 per share in a series of private placements with gross proceeds of approximately $1,000,000. The proceeds are applied to increase working capital and reduce liabilities.

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

Business Overview:

For the twelve months ended December 31, 2013, total revenues were $8,270,000, up 10% from 2012 revenues of $7,530,000.

We ceased operations in our Government Services in the second quarter when the assets of Lattice Government Services LLC (“LGS”) were sold to a third-party for approximately $1.2 million. We retained residual assets and liabilities through LGS. We exited this business, given declining revenue, continued uncertainty pertaining to Federal Government budgets, and the opportunity to improve upon shareholder equity. The continued growth in our Communications Services segment makes it prudent to focus our resources in this area as we anticipate realizing a higher return on investment.

We operate as a Communication Services Company, offering our products on a wholesale basis and directly providing telecom services to inmate facilities. We continue to organize our business segments based on the nature of the services offered and end-user markets served. During the last two quarters we moved our call center to an in-house service and introduced our new fully integrated product suite ICON that temporarily slowed our revenue growth. With the addition of the new call center we saw our growth rates begin to pick up again in the fourth quarter. Although our quarterly growth rates tend to fluctuate based on our customers buying patterns, we anticipate our annual growth to continue. With the focus on our communications business and the introduction of our next generation cloud based service and technology, our adjusted operating income after adding back non-cash items remained positive for the year and anticipate moving the company toward profitability in 2014.

Historically, our revenue from the telecom services have been derived from wholesaling product and services to service providers providing telecom services to inmate facilities. In the latter part of 2009 we expanded our offering to include direct services to end-user inmate facilities either providing directly to inmate facilities or via a partnering arrangement with other service providers. This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.

Our new services model has enabled us to direct our activities toward an addressable market of over $1.5 billion per year in the United States alone, based on the size of the inmate population in the United States and the telecommunications traffic derived by this population. Based upon successful testing of our technology, we similarly are implementing our technology and services model in Canada, Europe, and Asia. We also are responding to inquiries from international technology companies looking to implement our technology.  We will continue to partner with companies established in international markets to implement our technology and expand our technology footprint. With the recent interest from international markets we have retained a consulting firm to assist the company in developing strategic plan to capitalize on the international opportunity.

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

We completed the installation of our product with Telus Canada that will be utilized to provide services to B.C. Corrections. As part of the installation we opened a Canadian call center and began operations in the fourth quarter of this year. The call center not only provides us the ability to service the Canadian market but gives us the ability to serve other international markets in addition to serving as a backup facility for our U.S. based call center.

We currently operate in 11 states and the number of inmates using our service or are being provided a service by other companies utilizing our technology is over 50,000 inmates.  We plan to continue this growth by expanding our direct services within the states we serve, expanding to other states, continue to offer our services to other providers on a wholesale basis, and continue to sell our technology to strategic partners both in the U.S. and internationally.  Our technology is currently operating in Canada, U.K., Asia, and the Caribbean.  We plan on expanding our installations in these countries as well as continuing to pursue other partners with goal of expanding our global footprint.

After achieving positive EBITDA in 2013 and ongoing growth of our communications business, we have been able to improve our balance sheet. Our improvement has been aided by improved income and opportunities to sustain growth in our core business in communications. We divested our Government business and begun to recapitalize so as to accelerate our growth with additional investments in product development, sales and marketing. We have solicited interest in equity financing which, if successfully obtained, will be applied to support our liquidity needs and pursue our growth plans. Also, we divested only certain government division assets, retaining some receivables. We retained a $1.5 million of receivables before a reserve allowance of $300,000 due from Federal Government Department of Defense agencies, which we are engaged in aggressive efforts to collect. We have made progress and continue to work diligently with the Federal Government so as to collect these receivable and plan to apply proceeds received toward existing liabilities.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2013 COMPARED TO THE YEAR ENDED DECEMBER 21, 2012

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2013	2012
Sales	$8,270,000	$7,530,000

Net loss	$(1,002,000)	$(571,000)

Net loss per common share – Basic and Diluted	$(0.03)	$(0.02)

	OPERATING EXPENSES		PERCENT OF SALES
	2013	2012	2013	2012

Research & Development	$659,000	660,000	8.0%	8.8%

Selling, General & Administrative	$2,769,000	2,250,000	33.5%	30.0%

REVENUES:

Total revenues were $8,270,000 for the year ended December 31, 2013, compared to $7,530,000 in 2012. This represents an increase in 2013 of 10%. Contributing to the increase in 2013 are revenues associated with assets purchased from Innovisit on November 1, 2013, which accounts for $479,000 or 6.4% of the total increase. Without the addition of Innovisit, the sales percentage increase was 3.5%.

Our total revenues consist of two components; recurring services and technology sales. Our recurring revenues from call provisioning and ancillary services increased by 5% and accounted for 72% of revenues. This revenue class is derived from direct services for correctional facilities or indirectly through wholesale arrangements. Our technology sales increased 26% to $2,284,000 or 28% of total revenues. Increases in technology sales includes effects of our acquisition of Innovisit’s business.

GROSS PROFIT:

For the twelve months ended December 31, 2013, our total gross profit increase by $373,000 or 15.3% to $2,809,000 from $2,436,000 in 2012. As a percent of sales, gross margin increased to 34.0% in 2013, as compared to 32.4% from the prior year.  The increase in gross margin percent is mainly attributable to a higher component of revenues coming from technology sales in 2013 (28% of revenues) compared to the prior year (24%). The increase in the volume of technology sales is attributable to our Innovisit acquisition.

Gross margin as a percentage of revenues for our technology sales remains consistent in the 60% to 65% range. We anticipate margins on technology sales revenue will remain stable at these levels. The gross margin percentage for recurring revenues was approximately 25%, also consistent with prior year.

RESEARCH AND DEVELOPMENT:

Research and development expenses were level with prior year at approximately $659,000. Our engineering effort remained relatively level as we leveraged our existing cost base to accommodate the growth in our direct telecom services. Management believes that continual enhancements of the Company's products will be required to enable us to maintain its competitive position. In order to maintain our competitive position, we plan to invest in future development of our principal products and also spend resources on innovations for new technical products and for updating existing products.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative expenses ("SG&A") consist primarily of expenses for management, administrative personnel, legal, fringe costs, indirect overhead costs, accounting, consulting fees, sales commissions, non-cash depreciation and amortization expenses, marketing, and facilities costs. For the year ended December 31, 2013, SG&A increased to $2,769,000 from $2,250,000 from the comparable year ended December 31, 2012, representing an increase of $519,000 or 23%. As a percentage of revenues, SG&A costs for 2013 increased to 33.5% from 29.9% for the year ended December 31, 2012.   Included in SG&A expense for 2013 was non-cash share based compensation of $76,000 compared to $6,000 in 2012. The increase in SG&A was mainly comprised of additional $146,000 operating expenses attributable to the Innovisit acquisition, higher selling expenses of $111,000 and higher investor relations expenses of approximately $100,000 with remaining amount in general overhead expenses of $162,000.

AMORTIZATION & IMPAIRMENT:

Non-cash amortization expense for 2013 and 2012 related to intangible assets recognized in the purchase accounting of Innovisit acquired in November 2013 and the intellectual property rights acquired in 2011 amounted to $163,000 and $130,000, respectively. The increase in 2013 was attributable to the addition of intangible assets as a result of the Innovisit purchase on November 1, 2013.

INTEREST EXPENSE:

Interest expense consists of interest paid and accrued on our notes payable and outstanding balance on our credit facility. Interest expense increased to $357,000 for the year ended December 31, 2013 from $299,000 for the prior year ended December 31, 2012. The increase in interest was related to an increase in net borrowings.

NET LOSS:

Our net loss for the year ended December 31, 2013 was $1,002,000 which compared to a net loss of $571,000 for the year ended December 31, 2012. Net loss is influenced by the matters discussed in the other sections of this MDA. However, it should be noted that our 2013 included a loss from discontinued operations of $504,000 which compared to a net loss of $92,000 in the prior year. The increase in net loss from discontinued operations was mainly attributable to a reserve adjustment of approximately $310,000 recorded against incurred cost receivables which originated from our discontinued government services operations.

INCOME APPLICABLE TO COMMON STOCKHOLDERS:

Income applicable to common stock gives effect to our net income, cumulative undeclared dividends on our Series B Preferred Stock and a deemed dividend on the issuance of Series D Preferred amounting to $25,108 and $25,108 for the year ended December 31, 2013 and 2012, respectively. Income applicable to common stockholders’ serves as the numerator in our basic earnings per share calculation. We will continue to reflect cumulative preferred stock dividends on Series B Preferred stock until the preferred stock is converted into common, if ever.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $313,000 at December 31, 2013 from $30,000 at December 31, 2012.

Net cash provided by operating activities was $575,000 for the twelve months ended December 31, 2013 compared to net cash provided by operating activities of $396,000 in the corresponding twelve months ended December 31, 2012. Net cash provided by operating activities in the current year was mainly driven by an increase in customer advances and a reduction of current assets from December 31. 2012 levels.

Net cash used in investment activities was $73,000 for the twelve months ended December 31, 2013 compared to $160,000 in the corresponding period ended December 31, 2012. In 2013 $304,000 was used to purchase property, plant and equipment supporting our direct services growth in our telecom segment which compared to $160,000 in the prior year. With the launch of our direct telecom services product in the latter part of 2009, we expect to continue to have a requirement for capital on a project by project basis as we are awarded service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.

Net cash used by financing activities was $221,000 for the twelve months ended December 31, 2013 compared to net cash used by financing activities of $398,000 in the corresponding twelve months ended December 31, 2012. The $220,000 used by financing in 2013 was comprised of payments of debt totaling approximately $1,073,000, and net payments on our line of credit of $233,000 offset by net proceeds from the issuance of notes of $1,085,000.

Basis of Presentation as Going Concern:

At December 31, 2013, our working capital deficiency was $4,490,000 which compared to a working capital deficiency of $3,561,000 at December 31, 2012. The increase in deficiency for 2013 was mainly due to a $600,000 debt facility with an investor used for general working capital purposes which closed December 31, 2013 and matures June 30, 2014 combined with the principal balance maturing within the next twelve months on the seller note financing of $410,000 incurred to purchase the assets and business of Innovisit. Cash from operations and available capacity on current credit facilities are expected to be insufficient to cover all liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures on past due payables. This condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure alternative financing. It should be noted that we are pursuing equity financing with a goal of raising $3,600,000, with proceeds to be applied toward working capital and to improvement of our balance sheet. Securing sufficient capital for our growth strategy may also reduce doubts about our ability to operate as a going concern. During March 2014, we have closed on approximately $1,000,000 of equity financing by issuing restricted common stock to accredited investors, have solicited interests for an additional $2,600,000 investment expected to close by May 2014. There is no assurance, however, that we will succeed in raising this additional financing and obtain the capital sufficient to provide for all of our liquidity needs. In the event we fail to obtain additional capital and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

Our current cash position, availability on our line of credit and current level of operating cash flow is insufficient to support (i) current working capital requirements (ii) the interest costs and principal payments on maturing liabilities, and (iii) additional capital requirements for equipment purchases necessary to support our growth plans. In this regard, we are dependent on raising the remaining portion of the equity investment for which we have has been soliciting interest. We remain dependent upon maintaining and increasing our cash flow from operations and maintaining the continuing availability on our lines of credit. There can be no assurances that our businesses will generate sufficient forward operating cash flows, we will be able to obtain the balance of the equity investment sought, or that future borrowings under our line of credit facilities will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.

Financing activities:

On February 26, 2013, we issued a note to Cantone Asset Management LLC for $600,000 and obtained net proceeds of $578,400. The note bears interest of 12% per annum, is payable monthly and is due by September 1, 2014. The note was issued to finance the costs of fulfilling a purchase order transaction by a telecommunications customer. In addition to the note, the investor was issued 850,000 warrants.

On October, 17 2013, we issued a note to an investor for $110,000 in exchange for $93,600 of net proceeds. The note bears interest of 12% payable monthly and is due by January 1, 2014. In addition to the note, the investor was issued 150,000 warrants.

As part of the consideration for our November 1, 2013 acquisition of Innovisit’s business, we delivered a $590,000 secured promissory note, payable in installments between November 30, 2013 and January 31, 2015.

On December 30, 2013, we issued 822,024 restricted common shares in exchange for the 800,000 and 150,000 warrants previously issued as part of the February 26, 2013 and October 17, 2013 debt financings transactions with Cantone Asset Management. The previously issued 950,000 exchanged warrants were cancelled.

On December 31, 2013, we issued a note for $600,000 to Cantone Asset Management LLC and warrants for 1,000,000 common shares exercisable at $0.11 per share. We also issued 145,000 restricted shares of common stock in lieu of financing fees and expenses.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures.

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

Basis of Financial Statement Presentation

At December 31, 2013, we had a working capital deficiency of $4,490,000. During 2013, we had a loss from operations of $619,000 which included non-cash items totaling $663,000. The non-cash consisting of $426,000 from intangibles amortization and depreciation and $101,000 for share-based compensation expense. This working capital deficit condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and increased operating cash flows and the ability to close on the remaining alternative financing to support working capital deficit, debt coming due in the next twelve months and support the capital requirement of growing our communications business. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

In our Government Services segment (Discontinued operations), our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. Under our fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis Revenue is generally recognized when the service is provided and the amount earned is not contingent upon any further event.

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

Charges for certain allowable costs under government contracts remains subject to audit.  Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on government audits of those costs.  Management is of the opinion that costs subsequently disallowed, if any, would not be significant.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in previous years. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,244,000 and $1,555,000 as of December 31, 2013 and December 31, 2012. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

Revenues recognition for Innovisit

Revenues from construction contracts are included in contract revenue in the consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. An amount equal to contract costs incurred that are attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at December 31, 2013 will be billed in 2014. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

Service Revenues are recorded when the service is provided and when collection can be reasonably assured

Fair Value Disclosures

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(m) of our financial statements, derivative financial instruments are carried at fair value.

The carrying values of the Company’s long term debts and capital lease obligations approximates their fair values based upon a comparison of the interest rates and terms of such debt to the rates and terms of debt currently available to the Company

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, the Company assessed the effectiveness of the internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that a material weakness exists in the internal controls as of December 31, 2013.

A material weakness in the Company’s internal controls exists in that, beyond the Company’s CFO there is a limited financial background amongst other executive officers or the board of directors. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of the material weaknesses described above, our management concluded that as of December 31, 2013, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the COSO.

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

Name	Age	Position
Paul Burgess	48	President, CEO and director
Joe Noto	54	CFO and secretary
Donald Upson	59	Director
John Boyd	73	Director
Mark V. Rosenker	67	Director

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Paul Burgess	2013	$250,000			$3,632				$253,632
President, CEO	2012	$250,000							$250,000
And Director	2011	$250,000							$250,000

Joe Noto	2013	$175,000			$1,816				$176,816
Chief Financial	2012	$175,000							$175,000
Officer	2011	$175,000							$175,000
(1)	Represents performance bonus earned in the year when paid.
(2)	These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model. The options vest annually on the anniversary date over 3 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2013:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That Have not Vested $
Joe Noto	–	200,000	(a)	–	$0.08	July, 2015	–	–	–	–
		1,400,000	(a)		$0.08	May, 2018
		1,400,000	(c)		$0.12	Dec, 2023

Paul Burgess		200,000	(b)		$0.08	May, 2018
		200,000	(b)		$0.08	Oct, 2018
		600,000	(b)		$0.08	Feb, 2015
		2,800,000	(b)		$0.08	May, 2018
		2,800,000	(d)		$0.12	De, 2023

____________________

(a)	1,600,000 vest as of December 31, 2011
(b)	3,800,000 vest as of December 31, 2010;
(c)	1,400,000 vest as of December 31, 2016;
(d)	2,800,000 vest as of December 31, 2016.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of common stock beneficially owned as of March 28, 2014 by:

●	each director;
●	each officer named in the summary compensation table;
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	4,527,000	10.96%
Joe Noto	1,600,000	4.09%
Benjamin Auger (4)	2,073,136	5.53%
Donald Upson (5)	268,637	* %
Alan Bashforth (6)	704,836	1.88%
John Boyd (7)	240,000	* %
Mark V. Rosenker (7)	240,000	* %
All named executive officers and directors as a group (4 persons)	6,875,637	15.76%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated , 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109
(2)	Applicable percentage ownership is based on 37,501,813 shares of common stock outstanding as of March 28, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 28, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents 3,800,000 shares issuable upon exercise of options and 727,000 restricted shares.
(4)	Includes (a) 92,460 common shares owned by Ben and Carol Auger; (b) 1,970,526 common shares owned by an IRA for benefit of Ben Auger; (c) 10,000 common shares owned by Ben Auger c/f Bonnie Auger; and (d) 150 common shares owned by Ben Auger c/f Ian Auger.
(5)	Represents 268,000 shares issuable upon exercise of options.
(6)	Includes: (a) 16,500 shares owned by Mr. Bashforth; (b) 152,000 shares owned by Innovative Communications Technology, Ltd., which is controlled by Mr. Bashforth; (c) 436,336 shares owned by Calabash Holdings Ltd., which is controlled by Mr. Bashforth. We issued 100,000 shares of common stock in December 2007 related to consulting services rendered.
(7)	Represents 240,000 shares issuable upon exercise of options.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $73,000 and $75,000, respectively.

Audit-Related Fees

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2012 were $12,500 and $12,500 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

ITEM 15. EXHIBITS.

Exhibit

Number Description

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3	Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

10.3	Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)

10.4	Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)

10.5	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7	Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8	Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.9	Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.10	Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11	Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12	Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Asset Purchase Agreement by and among the Company and Blackwatch International, Inc., dated as of March 29, 2013. (7)

10.36	Asset Purchase Agreement by and among the Company and Innovisit LLC, dated as of November 1, 2013. (8)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

(1) Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
(2) Incorporated by reference to the 8-K filed by the Company on July 8, 2008
(3) Incorporated by reference to the 8-K filed by the Company on March 27, 2009
(4) Incorporated by reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010
(5) Incorporated by reference to the 8-K filed by the Company on February 22, 2011
(6) Incorporated by reference to the 8-K filed by the Company on March 13, 2011
(7) Incorporated by reference to the 8-K filed by the Company on May 6, 2013 (8) Incorporated by reference to the 8-K filed by the Company on November 18, 2013

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: March 31, 2014	By: /s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date: March 31, 2014	By: /s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	March 31, 2014

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	March 31, 2014

/s/ Donald Upson
Donald Upson	Director	March 31, 2014

/s/ John Boyd
John Boyd	Director	March 31, 2014

/s/ Mark V. Rosenker
Mark V. Rosenker	Director	March 31, 2014

Lattice Incorporated Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lattice Incorporated

We have audited the accompanying consolidated balance sheet of Lattice Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years in the two-year period ended December 31, 2013. Lattice Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lattice Incorporated and Subsidiaries as of December 31, 2013 and 20131, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 31, 2014

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS:
Current assets:
Cash and cash equivalents	$312,703	$30,368
Accounts receivable	1,897,856	2,420,737
Note receivable - current	350,000	–
Inventories	9,330	–
Other current assets	73,940	109,698
Total current assets	2,643,829	2,560,803

Property and equipment, net	861,712	518,444
Other intangibles, net	895,439	910,008
Note receivable - long term	350,000	–
Other assets	12,812	2,812
Assets to be disposed of: goodwill and intangibles	–	923,381
Total assets	$4,763,792	$4,915,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,075,651	$1,854,009
Accrued expenses	2,264,260	1,499,526
Customer advances	1,023,966	456,930
Notes payable - current, net of discounts $227,251 and $19,484, respectively	2,601,724	2,033,312
Derivative liability	122,698	57,634
Billings in excess of costs and estimated earnings	45,797	–
Liabilities to be disposed of	–	225,104
Total current liabilities	7,134,096	6,126,515
Long term liabilities:
Long term liability to be disposed of	–	56,352
Notes Payable - long term, net of discounts $0 and $5,158, respectively	100,000	360,840
Deferred tax liabilities	–	94,184
Total long term liabilities	100,000	511,376
Total liabilities	7,234,096	6,637,891

Shareholders' Deficit
Preferred Stock - .01 par value Series A 9,000,000 shares authorized 6,575,815 issued and outstanding as of December 31, 2013 and 6,895,815 issued and outstanding as of December 31, 2012	65,758	68,958
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 38,569,714 and 33,116,509 issued and 35,304,714 and 32,313,522 outstanding respectively as of December 31, 2013 and 2012	353,047	326,166
Additional paid-in capital	43,714,377	43,338,352
Accumulated deficit	(46,066,499)	(45,039,065)
	(1,912,208)	(1,284,480)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity attributable to shareowners of Lattice Incorporated	(2,470,304)	(1,842,576)
Equity attributable to noncontrolling interest	–	120,133
Total liabilities and shareholders' deficit	$4,763,792	$4,915,448

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

Revenue	$8,269,834	$7,530,216

Cost of Revenue	5,460,873	5,094,031

Gross Profit	2,808,961	2,436,185
	34.0%	32.4%
Operating expenses:
Selling, general and administrative	2,769,176	2,250,457
Research and development	659,178	659,787
Total operating expenses	3,428,354	2,910,244

Loss from operations	(619,393)	(474,059)

Other income (expense):
Derivative income (expense)	(65,064)	38,733
Financing fees	(53,035)	–
Gain on extinguishment of debt	29,658	–
Other income	46,713	255,613
Interest expense	(356,915)	(298,599)
Total other income (expense)	(398,643)	(4,253)

Loss before taxes	(1,018,036)	(478,312)

Income taxes	2,000	–

Net Loss from continuing operations	(1,020,036)	(478,312)

Net Loss from operations of discontinued component	(503,733)	(92,460)
Gain on sale of assets discontinued component	521,443	–
Net income (loss) from operations of discontinued component	17,710	(92,460)

Net loss	$(1,002,326)	$(570,772)

Reconciliation of net income (loss) to income applicable to common shareholder:

Net loss	$(1,002,326)	$(570,772)
Preferred Stock Dividend	(25,108)	(25,108)
Loss applicable to common stockholders	$(1,027,434)	$(595,880)

Basic net Loss per common share
From continuing operations	$(0.03)	$(0.02)
From Discontinued operations	0.00	(0.00)
Net Loss per common share	$(0.03)	$(0.02)

Diluted net Loss per common share
From continuing operations	$(0.03)	$(0.02)
From Discontinued operations	0.00	(0.00)
Net Loss per common share	$(0.03)	$(0.02)

Weighted average shares:
Basic	33,582,936	30,633,941
Diluted	33,582,936	30,633,941

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHARHOLDERS' DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2013

	Preferred Stock		Common Stock				Treasury Stock
					Additional Paid In	Accumulated			Stockholders
	Shares	Amount	Shares	Amount	Capital	deficit	Shares	Amount	'Deficit
Stockholders' deficit, December 31, 2011	9,641,592	$96,416	29,851,509	$298,516	$43,313,969	$(44,443,185)	302,987	$(558,096)	$(1,292,380)

Net income (loss)	–	–	–	–	–	(570,772)			(570,772)

Common stock issued for services	–	–	500,000	5,000	35,000				40,000

Common stock issue for conversions of 634,205 SHS Series A Preferred Stock	(634,866)	(6,349)	2,265,000	22,650	(16,301)				0

Share-based compensation	–	–	–	–	5,684				5,684

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders' deficit, December 31, 2012	9,006,726	$90,067	32,616,509	$326,166	$43,338,352	$(45,039,065)	302,987	$(558,096)	$(1,842,576)

Net income (loss)	–	–	–	–	–	(1,002,326)			(1,002,326)

Common stock issued for services			578,333	5,783	68,617				74,400

Common stock issued for financing fees Cantone	–	–	145,000	1,450	20,300				21,750

Common stock issued for conversion of 320,000 SHS of Series A Preferred	(320,000)	(3,200)	1,142,848	11,428	(8,228)				(0)

Common stock issued for exchange of 950,000 warrants	–	–	822,024	8,220	(8,220)				0

Common stock warrants issued with debt financing (1,950,000 warrants issued)	–	–	–	–	221,075				221,075

Share-based compensation	–	–	–	–	82,481				82,481

Dividends - Series B Preferred (1000000 less 497840)						(25,108)			(25,108)

Stockholders' deficit, December 31, 2013	8,686,726	$86,867	35,304,714	$353,047	$43,714,377	$(46,066,499)	302,987	$(558,096)	$(2,470,304)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

Cash flow from operating activities:
Net Loss	$(1,002,326)	$(570,772)
Adjustments to reconcile net income to net cash provided by operating activities:
Operating activities discontinued operations	48,050	114,504
Gain on disposition of discontinued Government segment assets	(521,443)	–
Derivative income (expense)	65,064	(38,733)
Amortization of intangible assets	162,963	129,996
Stock issued for service	74,400	40,000
Amortization of debt discount	64,547	–
Gain on extinguishment of debt	(76,371)	–
Financing fees	53,035	–
Share-based compensation	84,799	5,684
Depreciation	263,511	254,522
Changes in operating assets and liabilities:		–
(Increase) decrease in:
Accounts receivable	518,936	280,122
Other current assets	183,581	15,510
Increase (decrease) in:		–
Accounts payable and accrued liabilities	43,784	(117,083)
Billing in excess of cost and estimated earnings	45,797	(50,000)
Customer advances	567,036	332,664
Total adjustments	1,577,689	967,186
Net cash used in operating activities	575,363	396,414
Cash Used in investing activities:
Purchase of equipment	(304,184)	(160,255)
Cash received sale of discontinued operations	231,670	–
Net cash provided by investing activities	(72,514)	(160,255)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	(232,807)	(179,966)
Payments on capital equipment lease	(25,371)	(21,675)
Payments on notes payable - discontinued operations	(56,352)	(282,456)
Payments on notes payable	(940,000)	(35,882)
Proceeds from the issuance of note payable, net of discount	1,085,000	175,000
Payments on director loans	(50,984)	(53,098)
Net cash used in financing activities	(220,514)	(398,077)
Net increase (decrease) in cash and cash equivalents	282,335	(161,918)
Cash and cash equivalents - beginning of period	30,368	192,286
Cash and cash equivalents - end of period	$312,703	$30,368

Supplemental cash flow information
Interest paid in cash	$311,826	$399,796

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and summary of significant accounting policies:

a)         Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR is a government contractor which complements our Government Services business by expanding markets and service offerings. Together the SMEI, RTI and CLR acquisitions formed our federal government services business unit. Through 2012 we operated in two segments, our federal government services unit and our telecommunication services business.

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the Government services segment which derived its revenues mainly from contracts with federal government Dept of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Federal Government services segment operations. The Company retained the residual assets and liabilities of Lattice Government services, Inc. We ceased operations of the federal government business back in April, 2013 coinciding with the sale of assets to Blackwatch. For the years ended 2013 and 2012 the financial results of the government services business are being reported as discontinued operations.

On November 1, 2013 we closed on the purchase of certain of assets with Innovisit, LLC. The assets mainly acquired included; awarded contracts, customer lists, and its intellectual property rights to the Video Visitation software assets. Under the agreement, the workforce and operating infrastructure supporting Innovisit’s business operations are being transferred to Lattice, including but not limited to certain employees, and leases. This acquisition complimented the product offering of our telecom services business.

b)         Basis of Presentation going concern

At December 31, 2013, our working capital deficiency was $4,490,000 which compared to a working capital deficiency of $3,561,000 at December 31, 2012. The increase in deficiency for 2013 was mainly due to a $600,000 debt facility with an investor used for general working capital purposes which closed December 31, 2013 and matures June 30, 2014 combined with the principal balance maturing within the next twelve months on the seller note financing of $410,000 incurred to purchase the assets of Innovisit. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with negotiating payment arrangements with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure the full financing objective currently underway. Management is currently engaged in raising capital with a goal of raising approximately $3,600,000, the proceeds of which to be used to improve working capital and strengthen our balance sheet. Securing sufficient capital for our growth strategy may also reduce doubts about our ability to operate as a going concern. During February and March 2014, we have closed on approximately $1,000,000 of equity financing by issuing restricted common stock to accredited investors, have solicited interests for an additional $2,600,000 investment from various investors anticipated to close by May 2014 timeframe. There is no assurance, however, that we will succeed in raising this additional financing and obtain the capital sufficient to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

Our current cash position, availability on our lines of credit and current level of operating cash flow is insufficient to support (i) current working capital requirements (ii) pay the interest costs and principal payments on maturing liabilities, and (iii) provide the additional capital for equipment purchases necessary to support our growth plans. In this regard, we are highly dependent on obtaining the remainder of the targeted financing investment for which we have has been soliciting interest. Also, we remain dependent upon maintaining and increasing our cash flow from operations and maintaining the continuing availability on our lines of credit. There can be no assurances that our businesses will generate sufficient forward operating cash flows, we will be able to obtain the balance of the financing sought, or that future borrowings under our line of credit facilities will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.

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

f)          Cash

The Company maintains its cash balances with various financial institutions. Balance at various times during the year may exceed Federal Deposit Insurance Corporation limits.

g)         Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

h)         Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. At December 31, 2013 and 2012, deferred tax liabilities were $0 and $94,184, respectively.

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We did not recognize any additional tax benefit or additional charges to our tax provision during 2013 and 2012. As of December 31, 2013 and 2012, the Company has no liability related to uncertain tax positions.

The Company’s 2010, 2011, 2012 and 2013 federal and state tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

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

In our Government Services segment (Discontinued operations), our revenues are derived from IT and business process outsourcing services under cost-plus, time-and-material, and fixed-price contracts, which may extend up to 5 years. Under our fixed-price contracts, revenues are generally recorded as delivery is made. For time-and-material contracts, revenues are computed by multiplying the number of direct labor-hours expended in the performance of the contract by the contract billing rates and adding other billable direct costs. Under cost-plus contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned. Services provided over the term of these arrangements may include, network engineering, architectural guidance, database management, expert programming and functional area expert analysis   Revenue is generally recognized when the service is provided and the amount earned is not contingent upon any further event.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in previous years. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,244,000 and $1,555,000 as of December 31, 2013 and December 31, 2012. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

Revenues recognition for Innovisit

Revenues from construction contracts are included in contract revenue in the consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined. An amount equal to contract costs incurred that are attributable to claims is included in revenue when realization is probable and the amount can be reliably estimated.

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at December 31, 2013 will be billed in 2014. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

Service Revenues are recorded when the service is provided and when collection can be reasonably assured

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the twelve months ended December 31, 2013 and 2012, there was approximately $706,000 and $10,248 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $706,000 will be amortized over the weighted average remaining service period.

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

As of December 31, 2013 and December 31, 2012, the derivative liabilities amounted to $122,698 and $57,634.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

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

n)        Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its Government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the financial reports. Accordingly, the Company operates in one segments during the year ended December 31, 2013 (Telecom services).

o)        Basic and diluted income (loss) per common share:

The Company calculates income (loss) per common share in accordance with Statements on Financial Accounting Standards ASC Topic 260, Earnings Per Share (“ASC 260”). Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 58 million shares and 54 million shares at December 31, 2013 and 2012, respectively.

p)        Recent accounting pronouncements

In July, 2013, the FASB issued Accounting Standards Update, or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU No. 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 are not expected to have a material impact on our consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 gives entities an option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the long-lived intangible asset are impaired. If, based on its qualitative assessment, an entity concludes that it is more likely than not that the fair value of an indefinite lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, or ASU 2011-11. ASU 2011-11 enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared in conformity with GAAP and financial statements prepared on the basis of International Financial Reporting Standards. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those years. ASU 2011-11 is not expected to have a material impact on our financial position or results of operations.

We do not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

q)        Reclassifications

Certain 2012 amounts have been reclassified to conform to current year presentation

Note 2 - Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that an allowance for doubtful accounts is necessary at December 31, 2013 related to its incurred cost claim receivables attributable to the Company’s discontinued Federal government operations. These claims with Federal Dept. of Defense agencies relate to prior year contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,555,000 before a reserve allowance of $311,000 as of December 31, 2013. As of December 31, 2012, the receivable balance was $1,555,000. These unapproved claims represent the additional costs recoverable on our cost recoverable type contract vehicles as supported by our actual incurred cost submissions or actual rate filings with the DCAA (Defense Contract Audit Agency) compared to the provisional (budgetary) rates used for billing under these contracts. We are engaged with the Defense Contract Audit Agency (DCAA) in the review of these claims. Based on evaluations by management and information regarding the backlog for DCAA audits of incurred cost submissions and recent communications with DCAA, management believes that a reserve allowance estimate of 20% of these receivables is appropriate. Accordingly, the Company recorded bad debt expense of $311,000 which is included as a component of loss from discontinued operations in the Profit and Loss statement.

Consistent with industry practice and since we are currently engaged in the closing out these claims with DCAA, we have classified the remaining $1,244,000 of receivables as current assets.

Note 3 - Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2013	December 31, 2012

Computers, fixtures and equipment	$3,157,729	$2,641,947
Less : accumulated depreciation	(2,295,820)	(2.123,503)

Total	$861,712	$518,444

Depreciation expense for December 31, 2013 and 2012 was $263,511 and $254,522 respectively.

Note 4 - Notes payable

Notes payable consists of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Bank line-of-credit (a)	$–	$232,807
Notes payable to Stockholder/director (b)	192,048	243,315
Capital lease payable (c)	–	25,089
Notes Payable (d)	1,999,676	1,892,941
Note Payable, Innovisit (e)	510,000	–
Notes payable Cummings Creek/CLR (f) (disposed of liability)	–	281,456

Total notes payable	2,701,724	2,675,608
Less current maturities	(2,601,724)	(2,258,416)
Long-term debt	$100,000	$417,192

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

The outstanding balance owed on the line at December 31, 2013 and December 31, 2012 was $0 and $232,807 respectively.  At December 31, 2013 and December 31, 2012 our interest rate was approximately 13.25%.

(b)        Notes Payable Stockholders/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $24,048 and $75,315 as of December 31, 2013 and December 31, 2012, respectively. Payment of the note is past due however the note holder has not invoked his rights under the default provisions of the note.

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

(c)        Capital Lease Payable

On June 16, 2009 Lattice entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $130,000 in equipment for our communication services. The terms of which included monthly payments of $5,196 per month over 32 months and a $1.00 buy-out at end of the lease term. On July 15, 2011 we signed an addendum to this lease and received additional equipment financing for $58,122 payable over 30 months at $2,211 per month. As of December 31, 2013 and December 31, 2012, the outstanding balance was $0 and $25,089, respectively.

(d)        Note Payable

On June 11, 2010, Lattice closed on a Note Payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013 and 2012. As of the date of this filing, the Company is currently in violation under this note agreement from not paying the principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company.  The Note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. We have accrued interest at current rate; no default provision has been invoked.

During the quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor. The Note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. On August 3, 2013 the maturity date, the principal amount of the note will be due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. We have accrued interest at current rate; no default provision has been invoked.

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of December 31, 2013, the outstanding balance of the note is $20,000. The Company was in default under this note agreement in that it did not pay certain principal payments when due. In June 2013, the Company was served a writ of Garnishment against the note receivable of $700,000 from Blackwatch International Inc. for the outstanding balance due for which we are in default. In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. The October, November and December payments totaling $260,000 were paid as of December 31, 2013 leaving a remaining balance of $20,000 under the note at December 31, 2013. The Company recorded a gain on extinguishment of $29,658 representing the difference between the loan balance before the settlement of $309,658 and the settlement amount of $280,000.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The Notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. On January 23, 2014 the maturity date, the principal amount of the notes were due along with any unpaid and accrued interest.

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

On October 7, 2013, we issued a promissory note with a face value of $110,000 and 150,000 warrants to an investor. The net proceeds from the note totaled $94,700 and were used for working capital. A debt discount totaling $27,185 had been recorded comprised of an original issue discount of 10% or $11,000 and the fair value of the warrants issued of $16,185. Also being deducted from proceeds were $4,300 in placement agent fees and expenses which was expensed as financing fees. The Notes bear interest of 12% per year, however no interest charged if paid off before January 1, 2014.  On December 31, 2013, the principal amount of the note was paid in full from the December 31, 2013 financing with the same investor (See paragraph below). Accordingly, the unamortized debt discount of $27,185 was recorded as interest expense.

On December 31, 2013, the Company issued a note to an investor for $600,000 for which $411,000 of net proceeds were received. Of the 600,000; $60,000 was an original issue discount of 10% or $60,000, $110,000 was used to pay-off the October 2013 note held by the same investor and $19,000 was used for placement fees and legal expenses. Zero interest payable if $600,000 principal is paid within three months from the date of this Note; 12% annual interest accrues on the principal sum beginning March 30, 2014 if the principal remains outstanding, with interest paid monthly, in arrears, on the last day of the month, $6000 per month with first cash payment due April 30, 2014, and will continue until the Amount Due is paid. The net proceeds of $411,000 were used for working capital purposes. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 1,000,000 shares of common stock at an exercise price of $0.11 per share, with anti-dilution provisions covering capital stock changes affecting all stockholders, exercisable for four years from the date of issuance. In addition, the Company issued 145,000 shares of common stock. A debt discount of $162,093 was recorded representing the fair value of the warrants and the common stock issued and is being amortized over the term of the note which matures June 30, 2014. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; No dividend yield, expected volatility of 176.04%, a risk free rate of 1.72% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $19,600 representing agency fees which has been fully amortized to expense. The carrying value at December 31, 2013 was $377,907 comprised of the face value of the loan of $600,000 less original issue discount of $60,000; less the debt discount of $140,343 and $21,750 representing the fair values of the warrants and stock issued respectively.

(e)        Notes payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit (See Note #6) on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit.  Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, and four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014; and final Payment of $100,000 due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. . The Company had paid $80,000 on December 30, 2013 leaving a balance outstanding of $510,000 at December 31, 2013. The Company is in arrears on payments but is in discussion with the principals of Icotech on modifying the timing of payments. Icotech has not invoked any of the default provisions under the note.

(f)         Notes payable Cummings Creek / CLR

In conjunction with the Cumming Creek Capital / CLR acquisition, Lattice assumed notes totaling $676,925 comprised of three notes each with the former principles of CLR Group.   The notes bear interest on the unpaid principal amount until paid in full, at a rate of four percent (4.0%) per annum payable quarterly. The Company will pay the unpaid principal amount as follows: beginning on May 31, 2011, the Company will make equal payments of principal on the first day of each calendar quarter totaling $58,275 (i.e., February 28, May 31, August 30 and November 30), until February 15, 2014. The unpaid balances of the notes were assumed by Purchaser as part of the sale of our Government assets transaction on April 2, 2013. Accordingly, there is no balance owing as of December 31, 2013 on these notes.

Note 5 - Stockholders’ Deficit

Common Stock

General

The preferred shares have a par value of $.01 per share, and the Company is authorized to issue 11,156,400 shares. The preferred stock of the Company shall be issued by the board of directors of the Company in one or more classes or one or more series within an class, and such classes or Series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors of the Company may determine, from time to time. Currently issued and outstanding are designated Series A, B, C and D.

The common stock shares have a par value of $.01 per share and the Company is authorized to issue 200,000,000 shares, each share shall be entitled to cast one vote for each share held at all stockholders’ meeting for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

2012 issuances:

On October 15, 2012, Barron Partners L.P. converted 262,202 shares of Series A Preferred Stock into 940,000 Common Shares. Subsequent to this conversion event, Barron Partners owned 5,443,866 shares of Series A Preferred Stock and 1,569,147 Common Shares.

On July 5, 2012, Barron Partners L.P. converted 371,003 shares of Series A Preferred Stock into 1,325,000 Common Shares. Subsequent to this conversion event, Barron Partners owned 5,707,068 shares of Series A Preferred Stock and 1,478,753 Common Shares.

2013 issuances:

On April 24, 2013, we issued 1,142,848 common shares to Barron Partners L.P. Such shares were issuable upon the March 20, 2013 exercise of conversion rights associated with 320,000 shares of Series A Preferred Stock owned by Barron Partners.

During fiscal year 2013 we issued 578,333 Common shares for services valued at $74,400.

On December 30, 2013, we issued 145,000 Common shares as compensation to placement agent for financing fees

On December 30, 2013, we issued 822,024 Common shares in exchange and cancelation of 950,000 warrants outstanding, the fair value of the exchanged warrants was less than the fair value of stock issued.

2013 Warrant issuances:

In February 2013 we issued 800,000 warrants with a 4 year term and a strike price of $0.11 per share in conjunction with $600,000 debt financing with an investor. These warrants were canceled in exchange for common shares issued December 2013 (see 2013 issuances above). These warrants had a fair value of $64,547.

In October 2013, we issued 150,000 warrants with a 4 year term and a strike price of $0.11 per share in conjunction with $110,000 debt financing with an investor. These warrants had a fair value of $16,185. These warrants were canceled in exchange for common shares issued December 2013 (see 2013 issuances above).

In December 2013, we issued 1,000,000 warrants with a 4 year term and a strike price of $0.11 per share in conjunction with $600,000 debt financing with an investor. These warrants had a fair value of $140,343.

Summary of our warrant activity and related information for 2013 and 2012

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,778,233	$0.81	3	$–

Granted	-	–	-	–
Exercised	-	–	-	–
Cancelled/expired	-	–	-	–

Outstanding at December 31, 2012	3,778,233	$0.08	2	$–

Granted	1,950,000	$0.11	4
Exercised	-
Cancelled/expired	(950,000)	$0.10	-

Outstanding at December 31, 2013	4,778,233	$0.67	3.5	$–

Vested and exercisable at December 31, 2013	4,778,233

Vested and exercisable at December 31, 2012	3,778,223

	2013	2012
Weighted average fair value	$ 0.08 - $ 0.14	–
Risk-free interest rate	.73% - 1.72%	–
Volatility	159.1% - 179.2%	–
Terms in years	4 - 4.2	–
Dividend yield	0%	–

Note 6 - Asset Purchase - Innovisit

On November 1, 2013, we acquired certain assets which included; awarded contracts, customer lists, and intellectual property rights to Video Visitation software from Innovisit LLC (“Innovisit”), an Alabama limited liability company. Under the asset purchase agreement, the workforce and operating infrastructure supporting Innovisit’s business operations are being transferred to Lattice, including but not limited to certain employees, and leases.

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

The total purchase price of $590,000 was allocated to Innovisit’s net tangible and intangible assets based upon their estimated fair values as of November 1, 2013.

The table below summarizes the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of Novemeber 1, 2013and the associated estimated useful lives at that date.

Amount
Purchase price:
Note Payable	$590,000

Preliminary Allocation of Purchase Price:
Intangible assets:
Software (Video conferencing)	$302,794
Contract backlog	148,406

Tangible assets:
Cash	5
Inventory	138,795
Total purchase price allocation	$590,000

Note 7 - Intangible assets :

In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. December 31 has been established for the annual impairment review.

Determining the fair value of intangible assets is judgmental in nature and requires the use of significant estimates and assumptions including, but not limited to, revenue growth rates, future market conditions and strategic plans. The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill. Such events may include, but are not limited to, the impact of the economic environment, a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions.

The tables below present amortizable intangible assets as of December 31, 2013 and 2012:

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2013
Amortizable intangible assets:
IP Rights Agreement	1,300,000	(519,988)	–	780,012	3.86 years
Customer contracts	148,406	(32,979)	–	115,427	0.58 years
	$1,448,406	$(552,967)	$–	$895,439

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2012
Amortizable intangible assets:
IP Rights Agreement	1,300,000	(389,992)	–	910,008	4.86 years

Total intangible amortization expense was $162,979 and $130,000 for the year ended December 31, 2013 and 2012, respectively.

Estimated annual intangibles amortization expense as of December 31, 2013 is as follows:

2014	245,427
2015	130,000
2016	130,000
2017	130,000
2018	130,000
Thereafter	130,012
Total	$895,439

Note 8 - Recurring Fair Value Measurements

On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

●	Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

●	Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

●	Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

	Fair Value at	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2013	( Level 1)	( Level 2)	( Level 3)
Liabilities
Derivative liabilities	$122,698	–	–	$122,698

Fair Value at
December 31, 2012
Liabilities
Derivative liabilities	$57,634	–	–	$57,634

Note 9 - Derivative financial instruments:

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of December 31, 2013 and December 31, 2012 and are carried at fair value. The balance at December 31, 2013 of $122,698 compared to $57,634 at December 31, 2012.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of December 31, 2013 included conversion or strike price of $0.10; historical volatility factor of 181% based upon forward terms of instruments, and a risk free rate of 2.8% and remaining life 8.72 years.

Note 10 - Dividends

The Company accrued and recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the period ended December 31, 2013 and 2012. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Note 11 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2013 and 2012 consists of the following:

	December 31,
	2013	2012

Current	–	–
Deferred	–	(129,588)

The components of the deferred tax assets (liability) as of:

Net operating loss carryforward	$7,721,735	$7,486,772
Stock base compensation	455,984	430,305
Executive compensation	40,200	40,200

Total Deferred tax Asset	8,217,919	7,957,277
Valuation allowance for Deferred tax asset	(8,217,919)	(7,957,277)
Deferred tax asset	–	–

Deferred tax liability:
Intangible Assets	–	(94,184)
Sec 481c	–	–

Net deferred tax long term		(94,184)
Net deferred tax	$–	$(94,184)

As of December 31, 2013 and 2012, the Company generated a net operating loss carry forwards of approximately $23,000,000 available expiring 2013-2030.

The provision for income taxes reported for the year ended December 31, 2013 and 2012.

	December 31,
	2013	2012

Provision (benefit) for taxes using statutory rate	$(340,791)	$(235,236)
State taxes, net of federal tax benefit	102,543	12,838
Permanent differences:
Non-deductible expense	236,248	92,810

Provision (Benefit) for income taxes	$2,000	$(129,588	)*

_______________

* included in Discontinued operations

Note 12 - Commitments

a)     Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring in 2013 to 2015. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

We currently have two leases for office facilities located in the United States with lease expirations occurring December 31, 2013 to March 31, 2015. The total average monthly rent for these leases in 2013 is approximately $9,000 per month.

Future minimum lease commitments as of December 31, 2013 as follows:

Operating
Leases
2014	$67,413
2015	51,211
2016	–
Total minimum lease payments	$118,624

Total rent expense was $110,826 and $117,517 for the year ended December 31, 2013 and 2012 respectively.

b)     Capital Lease Payable

On July 15, 2011 the Company entered an equipment lease financing agreement with Royal Bank America Leasing to purchase approximately $58,122 in equipment for our communication services. The terms of which included monthly payments of $2,211 per month over 30 months and a $1.00 buy-out at end of the lease term. As of December 31, 2013, the outstanding balance was $0 and accumulated depreciation associated with the assets under capital lease was $28,248.

Note 13 - Share-Based Payments

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

The board approved the issuance of options to purchase an aggregate 9,670,000 shares of the Company’s common stock to various employees, officers and directors of the company during December 31, 2013. No options were approved or issued in 2012. The Company recorded stock base compensation expense of $77,877 and $5,684 for the year ended December 31, 2013 and 2012, respectively under both plans.

We use the Black-Scholes option pricing model to estimate on the grant date the fair value of share-based awards in determining our share-base compensation. The following weighted-average assumptions were used for grants made under the stock options plans for the years ended December 31, 2013. No options issued in 2012.

2013
Expected Volatility	174%
Expected term	10 years
Fisk-Free interest rate	2.86%
Dividend yield	0%
Annual forfeiture rate	10%
Weighted-average estimated fair value of options granted	$0.1094

Transactions involving stock options awarded under the Plan described above during the years ended December 31, 2013 and 2012

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	7,436,500	$0.08	5.6	$282,000

Granted
Exercised
Cancelled/expired	(70,000)	$0.08

Outstanding at December 31, 2012	7,366,500	$0.08	4.7	$–

Granted	9,670,000	$0.12	10.0
Exercised	–
Cancelled/expired	(92,000)	$0.10

Outstanding at December 31, 2013	16,944,500	$0.10	2.1	$–

Vested and exercisable at December 31, 2013	7,994,500

Vested and exercisable at December 31, 2012	7,193,167

c)     Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible Employees of the Company and its Designated Subsidiaries with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions and to enhance such Employees ’ sense of participation in the affairs of the Company and its Designated Subsidiaries. It is the intention of the Company to have the Plan qualify as an “ Employee Stock Purchase Plan ” under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company ’ s Common Stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There were no shares issued under the plan in 2013 or 2012.

Note 14 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company has a discretionary match of employee contributions. Pension expense for the years ended December 31, 2013 and 2012 was $0 and $86,953, respectively.

Note 15 - Major Customers and Concentrations

The company’s telecom service revenues for 2013 include approximately $1.6 million or 19% of total revenues derived from a wholesale contractual relationship with a large Tier 1 telecom provider serving several end-user correctional facilities. The underlying facility contracts are up for renewal during the 2nd quarter of 2014 and there is no assurance that Lattice will renew the contracts with the end user facilities as a direct provider or that the wholesale customer will renew its contract(s) with Lattice. In the event that these revenues terminate the approximate impact to annual revenues and operating cashflows would be negative $1.6 million revenues and $300,000 in operating cashflows. In 2012, the revenues and operating cashflows derived from this contract were also approximately $1.6 million and $300,000 respectively.

Note 16 - Patent Licensing Agreement

On January 4, 2010 the Company entered into a Patent Licensing agreement supporting its communication services products. In conjunction with the agreement the Company paid $1,300,000 as follows; $50,000 on the first of each month starting on January 1, 2010 and ending June 1, 2010 and a lump sum payment due of $1,000,000 on June 30, 2010. The $1,300,000 was paid in full pursuant to the licensing agreement as of June 30, 2010. The $1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $130,000 of amortization expense was included as a component of the communication segment’s cost of sales for the years ended December 31, 2013 and December 31, 2012 respectively.

Note 17 - Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at December 31, 2013. In June 2013, the Company was served a writ of Garnishment with respect to our note receivable from the sale of our Governmental services segment due to a default on the December 13, 2011 note payable (see footnote 2(d). In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10 2013 and then $10,000 payable monthly over four months starting November 10, 2013. $280,000 was paid by the Company as of the date of this filing. However, the holder has asserted that the payments were late, and that the holder is entitled to an additional $80,000 payment. The Company is defending.

Note 18 - Sale of Assets of Discontinued Operations:

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

On April 2, 2013 Company entered into an Asset Purchase agreement With Blackwatch International, Inc as follows :

Consideration received from sale of Government assets:
Cash	$200,000
Seller notes assumed by buyer	282,456
Note receivable from buyer**	700,000
Total consideration	$1,182,456
Other Contingencies considerations:
3% of gross revenues on Phase II of an SBIR contract for 24 months if awarded.	–
Pay up to $100,000 for each of the next two years in the event that certain contract are rebid and funded	–
Total consideration received on sale of assets	1,182,456
Carrying value of Lattice Government assets sold (see below)	661,013
Gain (loss) on sale of Government segment assets	$521,443

Carrying value of assets disposed of:
Goodwill and intangibles	$842,933
Non-controlling interest	(120,133)
Deferred tax liability	(61,787)
$661,013

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

The following table shows the results of operations of Lattice Government Services segment for the twelve months ended December 31, 2013 and 2012 which are included in the net income (loss) from discontinued operations:

	Twelve Months Ended December 31,
	2013	2012
Revenue	$603,616	$3,243,377
Cost of Revenue	300,033	1,901,592
Gross Profit	303,583	1,341,785
	50.3%	41.5%
Selling, general and administrative expenses	749,086	1,107,967
Amortization expense	80,448	321,792
Income (loss) from operations	(525,951)	(87,974)
Interest expense	(10,179)	(134,073)
Gain on sale of discontinue operation	521,443	–
Income (Loss) before taxes	(14,687)	(222,047)
Income taxes (benefit)	(32,397)	(129,587)
Net income (loss) from Discontinued operations	$17,710	$(92,460)

As a result of the decision to exit the Government services business, the assets and liabilities to be disposed of are comprised of the following:

	December 31,	December 31,
	2013	2012

Goodwill	–	690,871

Intangible assets, net	–	232,510

Note payable	–	281,456

Deferred tax liability	–	94,184

Non-controlling interest	–	120,133

Note 19 - Note Receivable

As part of sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from purchaser for $700,000 which carries 3% annum interest rate payable in 12 equal quarterly installments payments of $61,216.03 over a 3 year period first installment being 7/31/2013 with each successive payment being on the 15th day of the month following close each calendar quarter. The note is secured by personal guarantee by the principal owner of Purchaser. As of the filing date, note, see note 4(d). the Company has not received the initial three installments due to the writ of garnishment issued with regards to the default on the December 13, 2011 note, See note 4(d).

Note20 - Subsequent events

Management is currently engaged in financing activities to properly capitalize and position the Company to execute its strategic growth plans. As a part of these activities, to date, during February and March, 2014, the Company issued 8,860,489 restricted common shares at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of which, net cash proceeds of $794,441 were received and $268,818 was derived from the conversion of principal and accrued interest on existing notes with several investors.

