Form 10-Q
period 2014-03-31
Lattice INC
filed 2014-05-15
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2014, there were 46,652,707 outstanding shares of the Registrant's Common Stock, $.01 par value.

LATTICE INCORPORATED

March 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$712,306	$312,703
Accounts receivable	1,975,266	1,897,856
Inventories	1,064	9,330
Note receivable - current	466,667	350,000
Costs and estimated earnings in excess of billings	8,393	–
Other current assets	124,269	73,940
Total current assets	3,287,965	2,643,829

Property and equipment, net	780,159	861,712
Other intangibles, net	813,471	895,439
Note receivable - long term	233,333	350,000
Other assets	12,812	12,812
Total assets	$5,127,740	$4,763,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,130,915	$1,075,651
Accrued expenses	2,422,071	2,264,260
Customer advances	986,646	1,023,966
Notes payable - current, net of debt discount	2,224,441	2,601,724
Derivative liability	135,741	122,698
Billings in excess of costs and estimated earned profits on uncompleted	–	45,797
Total current liabilities	6,899,814	7,134,096
Long term liabilities:
Notes Payable - long term	–	100,000
Total long term liabilities	–	100,000
Total liabilities	6,899,814	7,234,096

Shareholders' equity
Preferred Stock - .01 par value
Series A 9,000,000 shares authorized 5,875,815 issued and outstanding	58,758	65,758
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Serise C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Serise D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 46,652,707 and 35,304,714 issued and outstanding respectively	471,652	353,047
Additional paid-in capital	44,784,071	43,714,377
Accumulated deficit	(46,549,568)	(46,066,499)
	(1,213,978)	(1,912,208)
Stock held in treasury, at cost	(558,096)	(558,096)
Equity Attributable to shareowners of Lattice Incorporated	(1,772,074)	(2,470,304)
Equity Attributable to noncontrolling interest	–	–
Total liabilities and shareholders' equity	$5,127,740	$4,763,792

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Month's Ended March 31,
	2014	2013

Revenue	$2,333,841	$2,183,786

Cost of Revenue	1,440,871	1,501,993

Gross Profit	892,970	681,793
	38.3%	31.2%
Operating expenses:
Selling, general and administrative	968,002	613,679
Research and development	216,782	149,805
Total operating expenses	1,184,784	763,484

Income (loss) from operations	(291,814)	(81,691)

Other income (expense):
Derivative expense	(13,043)	(6,825)
Financing Fees	(7,820)	(3,267)
Interest expense	(164,115)	(72,923)
Total other income	(184,978)	(83,015)

Income (Loss) before taxes	(476,792)	(164,706)

Income taxes	–	–

Net income (loss) from continuing operations	(476,792)	(164,706)

Net Income(Loss) from operations of discontinued component	–	47,880

Net income (loss)	(476,792)	(116,826)

Income (loss) per common share
Basic	36,740,854	32,316,509
Diluted	36,740,854	32,316,509

Weighted average shares:
Basic	(0.01)	(0.00)
Diluted	(0.01)	(0.00)

See accompanying notes to the condensed consolidated financial statements.

LATTICE INORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month’s Ended March 31,
	2014	2013

Cash flow from operating activities:
Net Loss	$(476,792)	$(81,085)
Adjustments to reconcile net income to net cash provided by operating activities:
Operating activities discontinued operations	–	(35,741)
Gain on disposition of discontinued Government segment assets	–	–
Derivative (income) expense	13,043	6,825
Amortization of intangible assets	81,968	32,499
Amortization of debt discount	113,625	10,758
Gain on extinguishment of debt	–	3,267
Financing fees	6,921	–
Share-based compensation	58,039	2,319
Depreciation	91,905	56,672
Changes in operating assets and liabilities:	–	–
(Increase) decrease in:
Accounts receivable	(77,410)	(568,500)
Other current assets	(42,063)	4,447
Costs and estimated earnings in excess of billings	(8,393)	–
Increase (decrease) in:
Accounts payable and accrued liabilities	239,425	23,896
Billings in excess of costs and estimated earnings	(45,796)	–
Customer advances	(37,320)	128,305
Total adjustments	393,944	(299,512)
Net cash provided by operating activities	(82,848)	(380,597)
Net cash provided by - Discontinued operations		48,063
Cash Used in investing activities:
Purchase of equipment	(10,352)	(63,467)
Net cash used in investing activities	(10,352)	(63,467)
Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	–	22,292
Payments on capital equipment lease	–	(6,027)
Payments on notes payable - discontinued operations	–	(56,352)
Payments on notes payable	(303,636)	–
Proceeds from the issuance of common stock issued, net	796,441
Proceeds from the issuance of note payable, net of discount	–	580,400
Payments on director loans	–	(4,651)
Net cash used in financing activities	492,805	535,662
Net increase (decrease) in cash and cash equivalents	399,605	103,919
Cash and cash equivalents - beginning of period	312,703	30,368
Cash and cash equivalents - end of period	$712,308	$134,287

Supplemental cash flow information
Interest paid in cash	$35,413	$61,488
Summary of Non cash Investing and Financing activities
Conversion of Notes Payable and Accrued Interest into Common Stock	$312,818	–

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1 – Organization and summary of significant accounting policies

(a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR is a government contractor which complements our Government Services business by expanding markets and service offerings. Together the SMEI, RTI and CLR acquisitions formed our federal government services business unit. Through 2013 we operated in two segments, our federal government services unit and our telecommunication services business.

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the Government services segment which derived its revenues mainly from contracts with federal government Dept of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Federal Government services segment operations. The Company retained the residual assets and liabilities of Lattice Government services, Inc. We ceased operations of the federal government business back in April, 2013 coinciding with the sale of assets to Blackwatch. For the period ended March 31, 2013 the financial results of the government services business are being reported as discontinued operations.

On November 1, 2013 we purchased certain of assets with Innovisit, LLC. The assets mainly acquired included; awarded contracts, customer lists, and its intellectual property rights to the Video Visitation software assets. Under the agreement, the workforce and operating infrastructure supporting Innovisit’s business operations are being transferred to Lattice, including but not limited to certain employees, and leases. This acquisition complimented the product offering of our telecom services business.

(b) Basis of Presentation going concern

At March 31, 2014, our working capital deficiency was $3,612,000 which improved from a working capital deficiency of $4,490,000 at December 31, 2013. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are past due on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with negotiating payment arrangements with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure the full financing objective currently underway. Management is currently engaged in raising capital with a goal of raising approximately $3,600,000, the proceeds of which to be used to improve working capital and strengthen our balance sheet. Securing sufficient capital for our growth strategy may also reduce doubts about our ability to operate as a going concern. During the quarter ended March 31,2014, we have closed on approximately $1,063,000 of equity financing by issuing restricted common stock to accredited investors, have solicited interests for an additional $2,600,000 investment from various investors anticipated to close by June 2014 timeframe. There is no assurance, however, that we will succeed in raising this additional financing and obtain the capital sufficient to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

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

(c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the three months ended March 31, 2014 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2013 appearing in Form 10-K filed on March 31, 2014.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the three months ended March 31, 2014 and twelve months ended December 31, 2013, there was approximately $648,000 and $706,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $648,000 will be amortized over the weighted average remaining service period.

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

Government claims: Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in previous years. Unapproved claims included as a component of our Accounts Receivable totaled approximately $1,244,000 and $1,244,000 as of March 31, 2014 and December 31, 2013. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

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

Service Revenues are recorded when the service is provided and when collection can be reasonably assured

(h) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had operated in two segments prior to 2013 but with the decision to focus on the communications business and exit the federal government services business, the Company now operates in one segment for the three months ended March 31, 2014.

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

(j) Fair Value Disclosures

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(m), below, derivative financial instruments are carried at fair value.

The carrying values of the Company’s long term debts approximates their fair values based upon a comparison of the interest rates and terms of such debt to the rates and terms of debt currently available to the Company.

(k) Recent accounting pronouncements

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

Note 2 – Notes payable

Notes payable consists of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Bank line-of-credit (a)	$–	$–
Notes payable to Stockholder/director (b)	192,048	192,048
Notes Payable (c)	1,752,393	1,999,676
Note Payable, Innovisit (d)	280,000	510,000
Total notes payable	2,224,441	2,701,724
Less current maturities	2,224,441	(2,601,724)
Long-term debt	$–	$100,000

(a) Bank Line-of-Credit

On July 17, 2009, the Company and its wholly-owned subsidiary, Lattice Government Services (formally “RTI”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

Pursuant to the terms of the Action Agreement, Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable account receivables of the Company (the “Acceptable Accounts”). The maximum amount eligible to be advanced to the Company by Action Capital under the Action Agreement is $3,000,000. The Company will pay Action Capital interest on the advances outstanding under the Action Agreement equal to the prime rate in effect on the last business day of the prior month plus 1%.  In addition, the Company will pay a monthly fee to Action Capital equal to 0.75% of the total outstanding balance at the end of each month.

In addition, pursuant to the Action Agreement, the Company granted Action Capital a security interest in certain assets of the Company including all, accounts receivable, contract rights, rebates and books and records pertaining to the foregoing (the “Action Lien”). On June 11, 2010, Action Capital and an accredited investor entered into an agreement under which $1,250,000 of the collateral otherwise securing advances covered by the Action Agreement are subordinated to a new security interest securing an additional loan from the accredited investor. During November 2011, $268,345 of the collateral was collected by Action, escrowed and paid directly to the accredited investor reducing the collateral and outstanding balance on the loan to $981,655 at September 30, 2013. See (c) below.

The outstanding balance owed on the line at March 31, 2014 and December 31, 2013 was $0 and $0 respectively.  At March 31, 2014 and December 31, 2013 our interest rate was approximately 13.25%.

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

(c) Note Payable

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

During the quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor. The Note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. In conjunction with the Company’s private placement of common stock during the quarter ended March 31, 2014, the Company issued 2,223,484 common shares thereby paying the principal of $227,272 and accrued interest of $39,546.

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of December 31, 2013, the outstanding balance of the note is $20,000. The Company was in default under this note agreement in that it did not pay certain principal payments when due. In June 2013, the Company was served a writ of Garnishment against the note receivable of $700,000 from Blackwatch International Inc. for the outstanding balance due for which we are in default. In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. The January and February payments totaling $20,000 were paid as of March 31, 2014 leaving a remaining balance of $0 under the settlement arrangement at March 31, 2014.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The Notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. During the quarter ended March 31, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 at March 31, 2014. On January 23, 2014 the maturity date, the principal amount of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

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

On December 31, 2013, the Company issued a note to an investor for $600,000 for which $411,000 of net proceeds were received. Of the 600,000; $60,000 was an original issue discount of 10% or $60,000, $110,000 was used to pay-off the October 2013 note held by the same investor and $19,000 was used for placement fees and legal expenses. Zero interest payable if $600,000 principal is paid within three months from the date of this Note; 12% annual interest accrues on the principal sum beginning March 30, 2014 if the principal remains outstanding, with interest paid monthly, in arrears, on the last day of the month, $6000 per month with first cash payment due April 30, 2014, and will continue until the Amount Due is paid. The net proceeds of $411,000 were used for working capital purposes. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 1,000,000 shares of common stock at an exercise price of $0.11 per share, with anti-dilution provisions covering capital stock changes affecting all stockholders, exercisable for four years from the date of issuance. In addition, the Company issued 145,000 shares of common stock. A debt discount of $162,093 was recorded representing the fair value of the warrants and the common stock issued and is being amortized over the term of the note which matures June 30, 2014. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; No dividend yield, expected volatility of 176.04%, a risk free rate of 1.72% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $19,600 representing agency fees which has been fully amortized to expense. The carrying values at March 31 2014 and December 31, 2013 were $488,953 and $377,907 respectively, comprised of the face value of the loan of $600,000 less original issue discount of $30,000 (March 2014) and $60,000 (December 2013); less the debt discount of $70,172 (March 2013) and $140,343 (December 2013) and $10,875 (March 2014) and $21,750 (December 2013) representing the fair values of the warrants and stock issued respectively.

(d) Notes payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit (See Note #6) on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit.  Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, and four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014; and final Payment of $100,000 due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. . The Company had paid $170,000 during the quarter ended March 31, 2014. Additionally, the Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note leaving a balance outstanding of $280,000 at March 31, 2014. The April 30, 2014 $60,000 installment was paid in cash.

Note 3 – Derivative financial instruments

The balance sheet caption derivative liabilities consist of Warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of March 31, 2014 and December 31, 2013 and are carried at fair value. The balance at March 31, 2014 was $135,741 compared to $122,698 at December 31, 2013.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of March 31, 2014 included conversion or strike price of $0.10; historical volatility factor of 181% based upon forward terms of instruments, and a risk free rate of 2.72% and remaining life 8.48 years.

Note 4 – Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at March 31, 2014 and December 31, 2013. In June 2013, the Company was served a writ of Garnishment with respect to our note receivable from the sale of our Governmental services segment due to a default on the December 13, 2011 note payable (see footnote 2(c). In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. $280,000 was paid by the Company as of the date of this filing. However, the holder has asserted that the payments were late, and that the holder is entitled to an additional $80,000 payment. The Company is defending.

Note 5 – Discontinued Operations:

On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Government services segment operations.

The following table shows the results of operations of Lattice Government Services segment for the three months ended March 31, 2013 which are included in the net income (loss) from discontinued operations:

	Three Months Ended March 31,
	2014	2013
Revenue	$–	$631,074
Cost of Revenue	–	324,836
Gross Profit	–	306,238
	–	48.5%
Selling, general and administrative expenses	–	191,111
Amortization expense	–	80,448
Income (loss) from operations	–	34,679
Interest expense	–	(19,196)
Gain on sale of discontinue operation
Income (Loss) before taxes	–	15,483
Income taxes (benefit)	–	(32,397)
Net income (loss) from Discontinued operations	$–	$47,880

Note 6 – Note Receivable

As part of sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from purchaser for $700,000 which carries 3% annum interest rate payable in  12 equal quarterly installments payments of $61,216.03 over a 3 year period first installment being 7/31/2013 with each successive payment being on the 15th day of the month following close each calendar quarter. The note is secured by personal guarantee by the principal owner of Purchaser. As of the filing date, the Company has not received any of the installments due to the writ of garnishment issued with regards to the default on the December 13, 2011 note (see footnote 2(c)). As of May 15, 2014, the Company has not received any installment due to the writ of garnishment issued with respect to the default, See Note 4.

Note 7 – Conversion of Preferred Stock

On January 14, 2014, we issued 1,178,562 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 330,000 shares of Series A Preferred Stock owned by Barron Partners.

On March 18, 2014, we issued 1,321,418 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 370,000 shares of Series A Preferred Stock owned by Barron Partners

Note 8 – Issuance of Common Shares

During the quarter ended March 31, 2014, the Company issued 8,860,489 restricted common shares at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of which, net cash proceeds of $796,441 were received and $266,818 was derived from the conversion of principal and accrued interest on existing notes with several investors.

We did not issue any employee options during the three months ended March 31, 2104.

During the three months ended March 31, 2014, we did not issue any common stock warrants.

Note 9 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2015. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

We currently have two leases for office facilities located in the United States with lease expirations occurring through March 31, 2015. The total average monthly rent for these leases during the quarter ended March 31 2014 is approximately $9,000 per month.

Future minimum lease commitments as of March 31, 2014 as follows:

Operating
Leases
2014	$67,413
2015	51,211
2016	–
Total minimum lease payments	$118,624

Total rent expense was $29,403 for the quarter ended March 31, 2014.

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

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report and with our annual report on Form 10-K for the fiscal year ended December 31, 2013. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL OVERVIEW

In the first quarter revenues increased by 7% compared to the prior year period. Included in the overall growth our recurring revenue or call processing component accounted for approximately 67% of total revenues. As a component of recurring revenues, our direct call provisioning service revenue increased by 24% compared to the prior year period. In 2013 we moved our call center to an in-house service and introduced our new fully integrated product suite ICON that temporarily slowed our revenue growth. With the addition of the new call center we anticipate our growth rates to begin to pick up again in 2014. Although our quarterly growth rates tend to fluctuate based on our customers buying patterns, we anticipate our annual growth to continue.

In 2013 we introduced the first version of our next generation cloud based technology platform ICON Integrated Corrections Operations Network. The system includes a full suite of services and products available in modules, enabling service providers and correctional facilities to choose from a number of services that best fits their needs. The technology includes modules for:

•	Products and Services management, this includes fully integrated video, kiosk, and inmate tablet based services.
•	Customer Information Database.
•	Payment Processing.
•	Account/Billing
•	Customer Care.
•	Investigative Tool Sets.
•	Jail Management System.

The launch of the new product and the integration of our new call center with the ICON platform temporarily slowed our growth in 2013 but we have begun to see the initial implementation of the new platform help the company return to historical growth rates. As we continue to implement new modules to the ICON platform we anticipate seeing further revenue expansion in 2014.

We have had a number of inquiries and installations in the international market in the past years with little marketing effort from the company. This combined with an unknown potential in the international market the company hired Communication Media Advisors (CMA) to evaluate the potential of the international market and develop a business plan that will enable the company to effectively capitalize on any international market opportunities. The first phase of the project will be complete in the second quarter with the entire project being completed in early third quarter.

In the fourth quarter of 2013 we successfully completed an asset purchase agreement of Innovisit, an industry leader in video visitation technology. With the acquisition we now operate in 26 states and the number of inmates using our service or are being provided a service by other companies utilizing our technology is over 50,000 inmates.  We plan to continue this growth by expanding our direct services within the states we serve, expanding to other states, and continue to sell our technology to strategic partners both in the U.S. and internationally.  Our technology is currently operating in Canada, U.K., Japan, and the Caribbean.  We plan on expanding our installations in these countries as well as continuing to pursue other partners with goal of expanding our global footprint.

With the company turning back EBITDA positive in 2013 and continuing the growth of the communications business the company has taken on a number of initiatives to improve the balance sheet. The company has successfully completed one round of equity financing and is in the process pursuing additional financing to improve our liquidity and help accelerate our growth with additional investments in product development, sales and marketing. In addition, since we divested only certain assets with the government division sale, we retained $1.2 million of receivables with Federal Government Department of Defense agencies and are working aggressively to collect it. Once the receivable is collected the company will use the proceeds to pay down existing debt.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ending March 31,
	2014	2013
REVENUE	$2,333,841	$2,183,786

Net income (loss)	$(476,792)	$(116,826)

Net (loss) per common share – Basic & Diluted	$(0.01)	$0.00

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED MARCH 31, 2014	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2014	THREE MONTHS ENDED MARCH 31, 2013

Research & Development	216,782	149,805	9.3%	6.9%

Selling, General & Administrative	968,002	613,679	41.5%	28.1%

REVENUES:

Total revenues for the three months ended March 31, 2014 increased by $150,000 or 6.9% to $2,334,000 compared to $2,184,000 for the three months ended March 31, 2013. Included in total revenues for the quarter were revenues attributable to the Innovisit acquisition in November 2013, which accounted for $513,000. Excluding the effect of the Innovisit acquisition, baseline revenues decreased $363,000 or 17%. The decrease was attributable to lower technology revenues compared to the prior year period. The Company’s revenues segments into technology revenues and recurring service revenues. The decrease in technology revenue from prior year is not indicative of a trend as these revenues are timing related and not linear quarter to quarter. We expect technology sales to increase in the remainder of 2014. Our direct call provisioning service revenue where we provide services direct to correctional facilities increased 24% from prior year levels. Recurring revenues as a component of total revenues accounted for 70% for the quarter. The recurring services increase is attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. We expect continued growth in both components of revenue for the full fiscal year ended December 31, 2014.

GROSS MARGIN:

Gross profit for the three months ended March 31, 2014 was $893,000, an increase of $211,000 or 31% compared to the $682,000 for three months ended March 31, 2013. Gross margin, as a percentage of revenues, increased to 38.3% from 31.2% for the same period in 2013. The increase in gross margin was primarily due to an increase in gross margin from our wholesaled technology revenues from 44% to 62%. The prior year gross margin was lower due to technology orders to larger customers which are strategic for the Company. We expect the technology margin prospectively to be in the 60% range on average. Margin from the recurring revenue service component of revenues were consistent with the prior year period at approximately 27%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended March 31, 2014, research and development expenses increased to $217,000 as compared to $150,000 for the three months ended March 31, 2013. The increase was due to hiring of additional engineering staff. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended March 31, 2014, SG&A expenses increased 58% to $968,000 from $614,000 in the comparable period prior year. As a percentage of revenues, SG&A was 41.5% for the three months ended March 31, 2014 versus 28.1% in the comparable period a year ago. Included in the current quarter SG&A were expenses totaling $245,000 attributable the Innovisit acquisition (Nov 2013), not present in the year ago period. Excluding Innovisit expenses of $245,000, baseline SG&A expenses increased $109,000 or 18% from prior year levels. The increase was primarily investment in selling and marketing expenses to support growth and to a lesser extent an increase in non-cash share based compensation of $56,000 compared to the prior year quarter.

INTEREST EXPENSE:

Interest Expense increased to $164,000 for the three months ended March 31, 2014 compared to $73,000 for the three months ended March 31, 2013. The current quarter included amortization of debt discount of $114,000 related to warrants issued December 31, 2013 in conjunction with debt financing.

NET INCOME (LOSS):

The Company’s net loss for the three months ended March 31, 2014 was $477,000 compared to a net loss of $117,000 for the three months ended March 31, 2013. The increase was mainly due to; lower technology sales in the current quarter compared to prior year and higher SG&A expenses as explained above. These impacts were partially offset by the net income contribution from the Innovisit acquisition when comparing to the prior year quarter. We anticipate the technology sales to increase the remainder of 2014 and that the current quarter net loss is primarily timing related.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $712,306 at March 31, 2014 from $312,703 at December 31, 2013.

Net cash used by operating activities was $83,000 for the three months ended March 31, 2014 compared to net cash used by operating activities of $381,000 in the corresponding period ended March 31, 2013. Net cash used by operating activities in the current quarter was mainly driven by lower technology sales in the current quarter which are timing related.

Net cash used in investment activities was $10,000 for the three months ended March 31, 2014 compared to $63,000 in the corresponding period ended March 31, 2013. The investments were the purchase of property, plant and equipment supporting our direct services telecom installations. We expect to continue to have a requirement for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.

Net cash provided by financing activities was $493,000 for the three months ended March 31, 2014 compared to net cash provided by financing activities of $536,000 in the corresponding period ended March 31, 2013. The $493,000 provided by financing was comprised of payments of debt totaling approximately $304,000 offset by net proceeds of $796,000 on the issuance of common stock. During the quarter ended March 31, 2014, the Company issued 8,860,489 restricted common shares at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of which, net cash proceeds of $796,441 were received and $266,818 was derived from the exchange of principal and accrued interest on existing notes with several investors.

Going concern considerations:

At March 31, 2014, our working capital deficiency was $3,612,000 which improved from a working capital deficiency of $4,490,000 at December 31, 2013. We have approximately $2.2 million in principal due on notes which are either past due or are coming due in the next twelve months. Our current cash position and projected operating cashflows are inadequate to cover these payments coming due. The working capital deficiency combined with the debt service due in the next twelve months raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to achieve planned operating cashflows, maintain availability under our line of credit financing, and the ability to raise additional alternative financing. We were able to raise capital from the issuance of commons stock during the quarter totaling approximately $1,063,000, of which $267,000 was exchanged for existing debt and accrued interest in conjunction with the offering. The net cash proceeds to the Company to be used for general working capital was $796,000. Management continues to be engaged in securing the additional capital required to support the Company’s liquidity and operating needs. However, there is no assurance that we will be able to raise additional alternative financing needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

We have an ongoing need for capital to support the continued expansion of our direct telecom services. A note payable for $982,000 matured October 31, 2012 and is past due and is in violation of the note agreement.  The note holder has not invoked the default provisions under the note. The note is secured with certain accounts receivable and we are depending on the collection of these receivables to fund the repayment of this note.  The Company continues to have discussions with private investors and investment groups in an attempt to procure the additional funding needed.  These efforts will proceed unabated.  The Company can provide no guarantee that this funding will be realized.

Our current cash position, availability on our line of credit and current level of operating cashflows are not adequate to; (i) support our current working capital requirements (ii) support the interest costs and principal payments coming due on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth planned  in our telecommunications segment. The alternative financing over what was raised in the quarter has not been identified at the time of this filing. The Company’s projected operating cash flows alone will not generate adequate liquidity to service our current indebtedness or to fund other liquidity needs over the next twelve months.  In this regard, we are highly dependent on obtaining the alternative financing needed.

Financing Activities:

During the quarter ended March 31, 2014, the Company issued 8,860,489 restricted common shares at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of which, net cash proceeds of $796,441 were received and $266,818 was derived from the conversion of principal and accrued interest on existing notes with several investors.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2014 Quarter ended March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2014 Quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to pending legal proceeding as discussed previously in the filing; however our property is not the subject of any pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business. Two pending proceedings involving our Government Service Division are Subcontractor suits relating to payments on change orders. We expect to resolve these and any similar suits within the ordinary course of business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance:

During the quarter ended March 31, 2014, the Company issued 8,860,489 restricted common shares at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of which, net cash proceeds of $796,441 were received and $266,818 was derived from the conversion of principal and accrued interest on existing notes with several investors.

Conversion of Preferred Stock:

On January 14, 2014, we issued 1,178,562 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 330,000 shares of Series A Preferred Stock owned by Barron Partners.

On March 18, 2014, we issued 1,321,418 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 370,000 shares of Series A Preferred Stock owned by Barron Partners

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

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

DATE: May 15, 2014

LATTICE INCORPORATED

BY:	/S/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: May 15, 2014

BY:	/S/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

