Form 10-Q
period 2014-06-30
Lattice INC
filed 2014-08-14
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2014, there were 47,165,183 outstanding shares of the Registrant's Common Stock, $0.01 par value.

LATTICE INCORPORATED

JUNE 30, 2014 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$1,036,240	$312,703
Accounts receivable	2,275,356	1,897,856
Inventories	1,170	9,330
Note receivable - current	466,667	350,000
Other current assets	451,481	73,940
Total current assets	4,230,913	2,643,829

Property and equipment, net	732,530	861,712
Other intangibles, net	731,503	895,439
Note receivable - long term	233,333	350,000
Other assets	12,812	12,812
Total assets	$5,941,091	$4,763,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,218,165	$1,075,651
Accrued expenses	2,428,236	2,264,260
Customer advances	1,078,966	1,023,966
Notes payable - current, net of debt discount	1,578,067	2,601,724
Shares to be issued	187,000	–
Derivative liability	77,880	122,698
Billings in excess of costs and estimated earnings	34,196	45,797
Total current liabilities	6,602,509	7,134,096
Long-term liabilities:
Derivative liability	991,054	–
Notes payable - long-term	310,075	100,000
Total long-term liabilities	1,301,129	100,000
Total liabilities	7,903,638	7,234,096

Shareholders' equity
Preferred Stock - $0.01 par value
Series A 9,000,000 shares authorized 5,875,815 and 6,575,815 issued and outstanding, respectively	58,758	65,758
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - $0.01 par value, 200,000,000 authorized, 47,165,183 and 35,304,714 issued and outstanding respectively	471,652	353,047
Common stock subscribed - 500,000 shares	5,000	–
Additional paid-in capital	44,897,109	43,714,377
Accumulated deficit	(46,858,080)	(46,066,499)
	(1,404,452)	(1,912,208)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders's equity	(1,962,547)	(2,470,304)
Total liabilities and shareholders' equity	$5,941,091	$4,763,792

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$2,253,609	$1,913,108	$4,587,450	$4,096,895

Cost of revenue	1,349,818	1,268,292	2,790,689	2,770,286

Gross profit	903,790	644,816	1,796,760	1,326,609
	40.1%	33.7%	39.2%	32.4%
Operating expenses:
Selling, general and administrative	1,046,944	672,615	2,014,946	1,188,324
Research and development	214,455	163,577	431,237	313,382
Total operating expenses	1,261,400	836,193	2,446,184	1,501,706

Loss from operations	(357,609)	(191,377)	(649,423)	(175,097)

Other income (expense):
Derivative income (expense)	290,730	(7,583)	277,687	(14,408)
Financing fees	(15,532)	–	(23,352)	–
Interest expense	(219,882)	(147,963)	(383,997)	(238,504)
Total other income (expense)	55,316	(155,546)	(129,662)	(252,912)

Loss before taxes	(302,293)	(346,923)	(779,085)	(428,009)

Income taxes	–	–	–	–

Net loss from continuing operations	(302,293)	(346,923)	(779,085)	(428,009)

Net income from operations of discontinued component (Note 5)	–	398,083	–	362,342

Net income (loss)	(302,293)	51,160	(779,085)	(65,667)

Basic net income (loss) per common share
From continuing operations	$(0.01)	$0.00	$(0.02)	$(0.00)
From discontinued operations	$–	$0.01	$–	$0.00

Diluted net income (loss) per common share
From continuing operations	$(0.01)	$0.00	$(0.02)	$(0.00)
From discontinued operations	$–	$0.01	$–	$0.00

Weighted average shares:
Basic	47,632,207	33,426,434	42,516,807	33,021,471
Diluted	47,632,207	76,054,064	42,516,807	74,952,952

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH'S ENDED JUNE 30, 2014 AND 2013

	2014	2013
Cash flow from operating activities:
Net loss	$(779,085)	$(65,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Operating activities discontinued operations	–	75,551
Gain on disposition of discontinued government segment assets	–	(521,443)
Derivative (income) expense	(277,687)	14,408
Amortization of intangible assets	163,936	64,998
Amortization of debt discount	261,248	64,547
Financing fees	23,352	19,600
Share-based compensation	116,078	13,255
Depreciation	183,810	113,345
Bad debt expense	18,044	–
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(395,544)	(433,614)
Inventories	8,160	–
Other current assets	(400,893)	64,956
Increase (decrease) in:
Accounts payable and accrued liabilities	520,540	(142,105)
Billings in excess of costs and estimated earnings	(11,601)	–
Customer advances	55,000	337,706
Total adjustments	264,443	(328,796)
Net cash used in operating activities	(514,641)	(394,463)

Cash flows from investing activities:
Proceeds from sale of government services segment	–	231,670
Purchase of equipment	(54,628)	(140,786)
Net cash used in investing activities	(54,628)	90,884

Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	–	(133,516)
Payments on capital equipment lease	–	(12,214)
Payments on notes payable - discontinued operations	–	(56,352)
Payments on notes payable	(1,063,635)	–
Proceeds from the issuance of common stock, net	796,441	580,400
Proceeds from common stock subscribed	60,000
Proceeds from notes payable	1,500,000	–
Payments on director loans	–	(24,533)
Net cash provided by financing activities	1,292,806	353,785

Net increase (decrease) in cash and cash equivalents	723,537	50,206
Cash and cash equivalents - beginning of period	312,703	30,368
Cash and cash equivalents - end of period	$1,036,240	$80,574

Supplemental cash flow information
Interest paid in cash	$120,047	$146,740

Summary of non-cash investing and financing activities
Conversion of notes payable into common stock	$227,272	$–
Conversion of accrued interest into common stock	$39,546	$–
Dividends declared but not paid	$12,496	$12,496
Common stock issued for principle payment on note payable	$60,000	$–

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the government services segment which derived its revenues mainly from contracts with federal government Department of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Department of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Federal Government services segment operations. The Company retained the residual assets and liabilities of Lattice government services, Inc. We ceased operations of the federal government business back in April, 2013 coinciding with the sale of assets to Blackwatch. For the period ended June 30, 2013 the financial results of the government services business are being reported as discontinued operations.

On November 1, 2013 we purchased certain assets of Innovisit, LLC. The assets acquired included; awarded contracts, customer lists, and its intellectual property rights to the Video Visitation software assets. Under the agreement, the workforce and operating infrastructure supporting Innovisit’s business operations were transferred to Lattice, including but not limited to certain employees, and leases. This acquisition complimented the product offering of our telecom services business.

(b) Basis of Presentation Going Concern

At June 30, 2014, our working capital deficiency was approximately $2,372,000 which improved from a working capital deficiency of approximately $4,490,000 at December 31, 2013. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are past due on promissory notes with investors and payables with trade creditors. We have several payment arrangements in place but face continuing pressures with negotiating payment arrangements with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to; improve our operating cash flow, maintain our credit lines and secure additional financing. Management was able raise $1,500,000 of convertible debt financing during the quarter ended June 30, 2014 which resulted in net proceeds of $1,352,000 which was used to improve our working capital, strengthen our balance sheet and provide liquidity for growth. Securing sufficient capital for our growth strategy may also reduce doubts about our ability to operate as a going concern. During the quarter ended March 31, 2014, we closed on approximately $1,063,000 of equity financing by issuing restricted common stock to various accredited investors for cash proceeds of $796,441 and $266,818 resulting from the conversion of notes payable and accrued interest. There is no assurance, however, that we will succeed in raising additional financing and obtain the capital sufficient to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly. During the quarter ended June 30, 2014, the Company received $60,000 of cash proceeds relating the sale of 500,000 shares of common stock subscribed.

Our current cash position, availability on our lines of credit and current level of operating cash flow is insufficient to support (i) current working capital requirements (ii) pay the interest costs and principal payments on maturing liabilities, and (iii) provide the additional capital for equipment purchases necessary to support our growth plans. In this regard, we are dependent on obtaining the additional financing needed for which we have been soliciting interest. Also, we remain dependent upon maintaining and increasing our cash flow from operations and maintaining the continuing availability on our lines of credit. There can be no assurances that our businesses will generate sufficient forward operating cash flows, we will be able to obtain the balance of the financing sought, or that future borrowings under our line of credit facilities will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

(c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the three and six months ended June 30, 2014 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 appearing in Form 10-K filed on March 31, 2014.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the six months ended June 30, 2014 and twelve months ended December 31, 2013, there was approximately $590,000 and $706,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $590,000 will be amortized over the weighted average remaining service period.

(g) Revenue Recognition

Telecommunication Services:

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

Government Claims:

Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in previous years. Unapproved claims included as a component of accounts receivable totaled approximately $1,244,000 as of June 30, 2014 and December 31, 2013, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

Revenues Recognition for Innovisit:

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

Service Revenues:

Service revenues are recorded when the service is provided and when collection can be reasonably assured

(h) Segment Reporting

FASB ASC 280-10-50, Disclosure about Segments of an Enterprise and Related Information requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had operated in two segments prior to 2013 but with the decision to focus on the communications business and exit the federal government services business, the Company now operates in one segment for the three and six months ended June 30, 2014.

(i) Depreciation, Amortization and Long-Lived Assets:

Property, Plant and Equipment:

These assets are recorded at original cost. The Company depreciates the cost evenly over the assets’ estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

Identifiable Intangible Assets:

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

Note 2 – Notes Payable

Notes payable consists of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Bank line-of-credit (a)	$–	$–
Notes payable to shareholder/director (b)	192,048	192,048
Notes payable (c)	2,666,019	1,999,676
Note payable, Innovisit (d)	220,000	510,000
Total notes payable	3,078,067	2,701,724
Less current maturities	1,578,067	(2,601,724)
Long-term debt	$1,500,000	$100,000

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

The outstanding balance owed on the line at June 30, 2014 and December 31, 2013 was $0 and $0 respectively.  At June 30, 2014 and December 31, 2013 our interest rate was approximately 13.25%.

(b) Notes Payable Shareholder/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $24,048 and $75,315 as of June 30, 2014 and December 31, 2012, respectively. Payment of the note is past due however the note holder has not invoked his rights under the default provisions of the note.

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

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During quarter ended March 31, 2014 we paid $100,000 reducing the principal on this note to $881,655. As of June 30, 2014, there is $881,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under this note agreement from not paying the principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company.  The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. We have accrued interest at current rate; no default provision has been invoked. As of June 30, 2014, there is $200,000 of unpaid principal remaining on this note

During the quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. In conjunction with the Company’s private placement of common stock during the quarter ended March 31, 2014, the Company issued 2,223,484 common shares thereby paying the principal of $227,272 and accrued interest of $39,546.

On December 13, 2011, we converted outstanding invoices that we owed a vendor by converting the liability to a promissory note in the amount of $416,533. The note is payable quarterly over a two year term with principal payments due as follows: December 31, 2011 of $10,000, January 15, 2012 of $50,000, March 31, 2012 of $20,000, June 30, 2012 of $30,000, September 30, 2012 of $30,000, December 31, 2012 of $45,000, March 31, 2013 of $45,000, June 30, 2013 of $55,000, September 30, 2013 of $55,000 and December 31, 2013 of $76,533. The note carries a 12% annual interest rate calculated on the outstanding principal balance payable monthly. As of December 31, 2013, the outstanding balance of the note was $20,000. The Company was in default under this note agreement in that it did not pay certain principal payments when due. In June 2013, the Company was served a writ of garnishment against the note receivable of $700,000 from Blackwatch International Inc. for the outstanding balance due for which we are in default. In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. The January and February payments totaling $20,000 were paid as of March 31, 2014 leaving a remaining balance of $0 under the settlement arrangement at March 31, 2014. During the quarter ended June 30, 2014 the note holder contended that the Company was not in compliance with the timing of payments of the settlement arrangement. As a result, the Company agreed to settle the note in full for a payment of $32,500 during the quarter ended June 30, 2014. This note was paid in full with cash during June 2014.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000 used for working capital. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. During the quarter ended March 31, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 at June 30, 2014. On January 23, 2014 the maturity date, the principal amount of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

On February 26, 2013, the Company issued a note to an investor for $600,000 for which $580,400 of net proceeds were received. The note bears interest of 12% payable monthly and is due in full to investor by the earlier of (i) September 1, 2013 or (ii) the date the customer pays for the system.  The note was issued to finance the costs associated with a purchase order transaction with a large telecommunications customer. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 800,000 shares of common stock at an exercise price of $0.08 per share, with anti-dilution provisions covering capital stock changes affecting all shareholders, exercisable for four years from the date of issuance. A debt discount of $64,547 was recorded representing the fair value of the warrants issued and was fully amortized to interest expense during the nine months ended September 30, 2013. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; dividend yield of 0%, expected volatility of 159%, a risk free rate of 0.73% and an expected life of 4 years. The Company also recorded amortization of deferred financing fees of $19,600 representing agency fees which has been fully amortized to expense. The Company paid this note in full on July 27, 2013.

On October 7, 2013, we issued a promissory note with a face value of $110,000 and 150,000 warrants to an investor. The net proceeds from the note totaled $94,700 and were used for working capital. A debt discount totaling $27,185 had been recorded comprised of an original issue discount of 10% or $11,000 and the fair value of the warrants issued of $16,185. Also being deducted from proceeds were $4,300 in placement agent fees and expenses which was expensed as financing fees. The note bears interest of 12% per year, however no interest charged if paid off before January 1, 2014.  On December 31, 2013, the principal amount of the note was paid in full from the December 31, 2013 financing with the same investor (see paragraph below). Accordingly, the unamortized debt discount of $27,185 was recorded as interest expense.

On December 31, 2013, the Company issued a note to an investor for $600,000 for which $411,000 of net proceeds were received. Of the 600,000; $60,000 was an original issue discount of 10% or $60,000, $110,000 was used to pay-off the October 2013 note held by the same investor and $19,000 was used for placement fees and legal expenses. No interest is payable if the $600,000 of principal is paid within three months from the date of this note. If the principal is not paid within that time frame, the note will bear 12% annual interest which accrues on the principal sum beginning March 30, 2014, with interest paid monthly, in arrears, on the last day of the month. Monthly payments of $6,000 per month will be due with first cash payment due April 30, 2014, and will continue until the amount due is paid. The net proceeds of $411,000 were used for working capital purposes. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 1,000,000 shares of common stock at an exercise price of $0.11 per share, with anti-dilution provisions covering capital stock changes affecting all shareholders, exercisable for four years from the date of issuance. In addition, the Company issued 145,000 shares of common stock. A debt discount of $162,093 was recorded representing the fair value of the warrants and the common stock issued and is being amortized over the term of the note which matures June 30, 2014. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; dividend yield of 0%, expected volatility of 176.04%, a risk free rate of 1.72% and an expected life of 4 years. The Company also recorded deferred financing fees of $19,600 representing agency fees which has been fully amortized to expense. The carrying values at June 30, 2014 and December 31, 2013 were $0 and $377,907 respectively. This note was paid in full with the proceeds of the May 30, 2014 financing discussed below.

On May 30 2014, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC as a placement agent.   The Company delivered a secured promissory note in the principal sum of $1,500,000, bearing interest at 8% per annum plus a 2% monitoring fee and maturing on May 15, 2017.   Interest and fees on the note are payable quarterly.   Outstanding principal may be converted into restricted common stock.   The Company also executed UCC financing statements, securing the note with proceeds of certain agreements.   In addition to cash fees and reimbursed expenses to placement agent which totaled $148,000, the Company is to deliver 1,350,000 shares of restricted common stock to Cantone Asset Management, LLC as placement agent fees. The 1,350,000 shares were valued at the closing share price $0.12 per share and resulted in deferred financing of $162,000. The deferred financing fees recorded during the current quarter including the cash fees paid totaled $310,000. This will be amortized ratably over the term of the note. The shares to be delivered are being carried as a current liability in shares to be issued until such time as delivery of the shares is completed. The Company used $600,000 of gross proceeds to repay an existing bridge loan with an affiliate of Lender. Each $10,000 of note principal is convertible into 75,000 common shares at an exercise price of $0.133333 per share any time after November 30, 2014, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions. The outstanding balance on the note was $1,500,000 at June 30 2014.

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit (See Note #6) on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit.  Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, and four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014; and final payment of $100,000 due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid the April 30, 2014 installment of $60,000 in cash, leaving a balance outstanding of $220,000 at June 30, 2014.

Note 3 – Convertible Notes

On May 30 2014, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC. The Company delivered a secured promissory note (the “Note”) in the principal sum of $1,500,000, bearing interest at 8% per annum and maturing on May 15, 2017. Interest on the Note is payable quarterly. Outstanding principal may be converted into restricted common stock. The Company also executed UCC financing statements, securing the Note with proceeds of certain agreements.

Each $10,000 of note principal is convertible into 75,000 common shares at an exercise price of $0.133333 per share any time after November 30, 2014, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions).  If the market price of Lattice common equals or exceeds twice the exercise price and certain other conditions are met, the Company may call the Note at face value for the purpose of forcing conversion of the balance of the Note into common stock.

The Convertible Notes contain a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore, does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The initial fair value at May 30 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On June 30 2014 the derivative was valued at $991,054 which resulted in derivative income of $232,869. The debt discount was amortized using the effective interest method and was $1,189,925 at June 30, 2014 resulting in a finance charge of $33,998 included in the statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

The debt discount is being amortized over the life of the convertible note using the effective interest method.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	June 30, 2014	Inception
Closing stock price	$0.11	$0.13
Conversion price	$0.13	$0.13
Expected volatility	135%	135%
Remaining term (years)	2.88	2.96
Risk-free rate	0.83%	0.77%
Expected dividend yield	0%	0%

Convertible notes consist of the following at June 30, 2013 and December 31, 2012:

	June 30, 2014	December 31, 2013
Convertible notes	$1,500,000	$–
Discount on convertible notes	(1,223,923)	–
Accumulated amortization of discount	33,998	–
Total convertible notes	$310,075	$–

Note 4 – Fair Value

Warrants:

The balance sheet caption derivative liabilities consist of warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of June 30, 2014 and December 31, 2013 and are carried at fair value. The balance at June 30, 2014 was $77,880 compared to $122,698 at December 31, 2013.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of June 30, 2014 included conversion or strike price of $0.10; historical volatility factor of 181% based upon forward terms of instruments, and a risk free rate of 2.60% and remaining life 8.23 years.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

Convertible Notes:

	Level 3	Total
June 30, 2014:

Derivative Instrument	$991,054	$991,054

	Level 3	Total
December 31, 2013:

Derivative Instrument	$–	$–

Level 3 financial instruments consist of certain embedded conversion features. The fair value of these embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended June 30, 2014. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes.  These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended June 30, 2014.

June 30, 2014
Beginning Balance	$–
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes	1,223,923

Change in fair value	232,869

Ending Balance	$991,054

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the conversion price based on the contractual terms of the financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

Note 5 – Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at June 30, 2014 and December 31, 2013. In June 2013, the Company was served a writ of garnishment with respect to our note receivable from the sale of our governmental services segment due to a default on the December 13, 2011 note payable (see footnote 2(c)). In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. $280,000 was paid by the Company as of the date of this filing. However, the holder had asserted that the payments were late, and that the holder is entitled to an additional $80,000 payment. The Company settled this matter in full during the quarter ended June 30, 2014 for $32,500 paid in cash. The Note is now fully satisfied and the Note holder has released all related claims.

Note 6 – Discontinued Operations:

On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Government services segment operations.

The following table shows the results of operations of Lattice Government Services segment for the six months ended June 30, 2014 which are included in the net income (loss) from discontinued operations:

	Six Months Ended June 30,
	2014	2013
Revenue	$–	$603,616
Cost of revenue	–	300,033
Gross profit	–	303,583
	–	50.3%
Selling, general and administrative expenses	–	405,470
Amortization expense	–	80,448
Loss from operations	–	(182,335)
Interest expense	–	(9,163)
Gain on sale of discontinued operations	–	521,443
Income before taxes	–	329,945
Income tax (benefit)	–	(32,397)
Net income from discontinued operations	$–	$362,342

Note 7 – Note Receivable

As part of sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from purchaser for $700,000 which carries 3% annum interest rate payable in 12 equal quarterly installments payments of $61,216 over a 3 year period first installment being July 31, 2013 with each successive payment being on the 15th day of the month following close each calendar quarter. The note is secured by personal guarantee by the principal owner of Purchaser. Previously, the Company had not received any of the installments due to the writ of garnishment issued with regards to the default on the December 13, 2011 note (see footnote 2(c)). The writ of garnishment has been released as a result of settling the default during the quarter (see Note 4). We have not received any payments as of June 30, 2014. The Company is currently in the process of collecting the past due installments under the note totaling $306,080.

Note 8 – Conversion of Preferred Stock

On January 14, 2014, we issued 1,178,562 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 330,000 shares of Series A Preferred Stock owned by Barron Partners.

On March 18, 2014, we issued 1,321,418 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 370,000 shares of Series A Preferred Stock owned by Barron Partners

Note 9 – Issuance of Common Stock

During the quarter ended March 31, 2014, the Company issued 8,860,489 restricted common shares at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of which, net cash proceeds of $796,441 were received and $266,818 was derived from the conversion of principal and accrued interest on existing notes with several investors.

During the quarter ended June 30, 2014, the Company sold 500,000 shares restricted common shares at a price of $0.12 per share in a private placement with an investor for a gross financing amount of $60,000. As of June 30, 2014, the shares had not been issued.

We did not issue any employee options during the three and six months ended June 30, 2014.

During the three and six months ended June 30, 2014, we did not issue any common stock warrants.

Note 10 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2015. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

We currently have two leases for office facilities located in the United States with lease expirations occurring through March 31, 2015. The total average monthly rent for these leases during the quarter ended June 30 2014 is approximately $9,000 per month.

Future minimum lease commitments as of June 30, 2014 as follows:

Operating
Leases
2014 (remaining)	$32,083
2015	28,403
Total minimum lease payments	$60,486

Total rent expense was $21,525 for the quarter ended June 30, 2014 and $50,929 for the six months ended June 30, 2014.

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

GENERAL OVERVIEW

Business Overview:

In the second quarter revenues increased by 17.8% compared to the prior year period. Included in the overall growth our recurring revenue or call processing component accounted for approximately 71% of total revenues. As a component of recurring revenues, our direct call provisioning service revenue increased by 11.3% compared to the prior year period. In the second quarter and for the remainder of the year the Company will continue to invest in upgrading our sales and marketing efforts. In 2013 we moved our call center to an in-house service and introduced our new fully integrated product suite ICON that temporarily slowed our revenue growth. With the addition of the new call center we anticipate our growth rates to begin to pick up again in 2014. Although our quarterly growth rates tend to fluctuate based on our customers buying patterns, we anticipate our annual growth to continue.

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

We have had a number of inquiries and installations in the international market in the past years with little marketing effort from the company. This combined with an unknown potential in the international market the company hired Communication Media Advisors (CMA) to evaluate the potential of the international market and develop a business plan that will enable the company to effectively capitalize on any international market opportunities. The first phase of the project was completed in the second quarter with the entire project being completed in early third quarter. The second phase of the project will evaluate and refine the Company’s domestic strategy with a focus on expanding sales and marketing efforts, geographic focus and appropriate product mix.

Currently the Company derives its revenue from direct service, wholesale service, and technology sales. Moving forward the Company will focus on direct service and technology sales as most of our legacy wholesale contracts will be expiring in 2014. In 2014 the Company has started to invest in product development and expanding sales and marketing efforts that we anticipate will increase revenue growth in both direct service and technology sales. To date we have begun to see an increase in our sales pipeline and we have a number of technology projects under way that we anticipate being completed later in 2014. Revenue from the projects won’t be recognized until completion and therefore the revenue from these projects is not being recognized in the current quarter.

In the fourth quarter of 2013 we successfully completed an asset purchase agreement of Innovisit, an industry leader in video visitation technology. With the acquisition we now operate in 26 states and the number of inmates using our service or are being provided a service by other companies utilizing our technology is over 50,000 inmates.  We have continued to see success from the acquisition as we have expanded our product portfolio and have seen an increase in our sales pipeline as a direct result of the acquisition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ended June 30,
	2014	2013
Revenue	$2,254,000	$1,913,000

Net income (loss)	$(501,000)	$51,000

Net income (loss) per common share – basic & diluted	$(0.01)	$0.00

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED June 30, 2014	THREE MONTHS ENDED June 30, 2013	THREE MONTHS ENDED June 30, 2014	THREE MONTHS ENDED June 30, 2013

Research and development	214,000	164,000	9.5%	8.6%

Selling, general and administrative	1,047,000	673,000	46.5%	35.2%

REVENUE:

Total revenues for the three months ended June 30, 2014 increased by $341,000 or 18% to $2,254,000 compared to $1,913,000 for the three months ended June 30, 2013. Our direct call provisioning service revenue where we provide services direct to correctional facilities increased 11% from prior year levels. Recurring revenues as a component of total revenues accounted for $1,593,000 or 71% for the quarter. The recurring services increase is mainly attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. Our technology sales where we provide wholesaled technology systems and software to other service providers increased to $661,000 from $406,000 in the year ago quarter. We expect continued growth in both components of revenue for the full fiscal year ended December 31, 2014.

GROSS PROFIT:

Gross profit for the three months ended June 30, 2014 was $904,000 compared to the $645,000 for three months ended June 30, 2013. Gross profit, as a percentage of revenues, increased to 40.1% from 33.7% for the same period in 2013. The increase in gross profit was primarily due to an increase in higher margin wholesaled technology revenue as a component of total revenues from $406,000 to $661,000. Margins in both lines of our business; technology sales and recurring service revenue remained consistent with prior year levels. We expect the technology margin prospectively to be in the 60% range on average. Margin from the recurring revenue service component of revenues were consistent with the prior year period at approximately 23%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. For the three months ended June 30, 2014, research and development expenses increased to $214,000 as compared to $164,000 for the three months ended June 30, 2013. The increase was due to hiring of additional engineering staff. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended June 30, 2014, SG&A expenses increased to $1,047,000 from $673,000 in the comparable period prior year. As a percentage of revenues, SG&A was 46.5% for the three months ended June 30, 2014 versus 35.2% in the comparable period a year ago. SG&A expenses increased $374,000 or 56% from prior year levels. Included in the increase was approximately $175,000 attributable to the Innovisit business acquired November 1, 2013. The remainder of the increase was mainly attributable to investments in selling and marketing to support growth and to a lesser extent an increase in non-cash share based compensation of $56,000 compared to the prior year quarter.

INTEREST EXPENSE:

Interest expense increased to $186,000 for the three months ended June 30, 2014 compared to $148,000 for the three months ended June 30, 2013. The current quarter included amortization of debt discount of $114,000 related to warrants issued December 31, 2013 in conjunction with debt financing.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS:

The Company’s net loss for the three months ended June 30, 2014 was $302,000 compared to a net loss of $347,000 for the three months ended June 30, 2013. The decrease was mainly due to higher SG&A expenses as explained above partially offset by a higher gross profit contribution compared to prior year..

SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Six Months Ended June 30,
	2014	2013
Revenue	$4,587,000	$4,097,000

Net loss	$(978,000)	$(66,000)

Net loss per common share – basic & diluted	$(0.02)	$(0.00)

	OPERATING EXPENSES		PERCENT OF SALES
	SIX MONTHS ENDED JUNE 30, 2014	SIX MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2014	SIX MONTHS ENDED JUNE 30, 2013

Research and development	431,000	313,000	9.4%	7.6%

Selling, general and administrative	2,015,000	1,188,000	43.9%	29.0%

REVENUE:

Total revenues for the six months ended June 30, 2014 increased by $490,000 or 12% to $4,587,000 compared to $4,097,000 for the six months ended June 30, 2013. Recurring revenues increased 5.5% to $3,160,000 which accounted for 69% of total revenues. Wholesale technology revenues increased 29.6% to $1,427,000. Recurring revenues are derived from call processing transactions for end-user correctional facilities either through a direct customer relationship or in conjunction with a wholesale partner.

GROSS PROFIT:

Gross profit for the six months ended June 30, 2014 was $1,797,000 compared to the $1,327,000 for six months ended June 30, 2013. Gross profit, as a percentage of revenues, increased to 39.2% from 32.4% for the same period in 2013. The increase was attributable to a higher mix percentage of overall revenue being derived from higher wholesaled technology revenue. Gross margin as a percentage of revenues for recurring revenues was mainly consistent with the prior year period at 25% to 30%. The gross margin percentage on our wholesaled technology revenues increased to 61% from 40%. The increase in margin was primarily order driven and not indicative of a trend. The gross margin for wholesaled technology revenues will vary with larger sales orders but we expect the margins to be in the 60% range on average.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. For the six months ended June 30, 2014, research and development expenses increased to $431,000 as compared to $313,000 for the six months ended June 30, 2013. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the six months ended June 30, 2014, SG&A expenses increased to $2,015,000 from $1,188,000 in the comparable period prior year. As a percentage of revenues, SG&A was 43.9% for the six months ended June 30, 2014 versus 29% in the comparable period a year ago. The increase was mainly driven by higher selling and marketing costs during the current year as the Company expanded its foot print into new geographic markets.

INTEREST EXPENSE:

Interest expense increased to $350,000 for the six months ended June 30, 2014 compared to $239,000 for the six months ended June 30, 2013. Included in the current period interest was $227,000 of the amortized debt discount.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS:

The Company’s net loss from continuing operations for the six months ended June 30, 2014 was $978,000 compared to a net loss of $428,000 for the six months ended June 30, 2013. The increase in loss was mainly attributable to higher operating expenses due to an increase in engineering staffing and selling and marketing expenses. The increase in expenses was partially offset by an increase in gross profit contribution on higher revenues.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $1,036,000 at June 30, 2014 from $313,000 at December 31, 2013.

Net cash used by operating activities was $515,000 for the six months ended June 30, 2014 compared to net cash used by operating activities of $394,000 in the corresponding period ended June 30, 2013.

Net cash used in investing activities was $55,000 for the six months ended June 30, 2014 compared to net cash provided of $91,000 in the corresponding period ended June 30, 2013 due to the proceeds on the sale of the government services segment. The investments were the purchase of property, plant and equipment supporting our direct services telecom installations. We expect to continue to have a requirement for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.

Net cash provided by financing activities was $1,293,000 for the six months ended June 30, 2014 compared to net cash provided by financing activities of $354,000 in the corresponding period ended June 30, 2013. The $1,293,000 was comprised of net cash proceeds of $2,356,000 from the issuance of common stock and notes payable partially offset by the repayment of debt totaling $1,064,000.

GOING CONCERN CONSIDERATIONS:

At June 30, 2014, our working capital deficiency was $2,372,000 which compared to a working capital deficiency of $4,490,000 at December 31, 2013. We have approximately $1.6 million in principal due on notes which are either past due or are coming due in the next twelve months. Our current cash position and projected operating cash flows are inadequate to cover these payments coming due. The working capital deficiency combined with the debt service due in the next twelve months raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to achieve planned operating cash flows, maintain availability under our line of credit financing, and the ability to raise additional alternative financing. Management continues to be engaged in securing the additional capital required to support the Company’s liquidity and operating needs. However, there is no assurance that we will be able to raise additional alternative financing needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

Our current cash position, availability on our line of credit and current level of operating cash flows in aggregate is not adequate to; (i) support our current working capital requirements (ii) support the interest costs and principal payments coming due on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth planned in our telecommunications segment. The additional financing needed over what was raised in the six months ended June 30, 2014 has not been identified at the time of this filing. The Company’s projected operating cash flows alone will not generate adequate liquidity to service our current indebtedness or to fund other liquidity needs over the next twelve months. In this regard, we are highly dependent on obtaining the alternative financing needed.

Financing Activities:

Net cash provided by financing activities was $1,293,000 for the six months ended June 30, 2014 compared to net cash provided by financing activities of $354,000 in the corresponding period ended June 30, 2013. The $1,293,000 was comprised of net cash proceeds of $2,356,000 from the issuance of common stock and notes payable partially offset by the repayment of debt totaling $1,064,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within a company have been detected..

Changes in Internal Control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2014 quarter ended June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2014 quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

During the quarter ended June 30, 2014, the Company sold 500,000 shares restricted common shares at a price of $0.12 per share in a private placement with an investor for a gross financing amount of $60,000. As of June 30, 2014, the shares had not been issued.

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

None.

ITEM 4 - RESERVED

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)
3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3	Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

10.4	Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)

10.5	Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)

10.6	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7	Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8	Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.9	Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.10	Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11	Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12	Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Asset Purchase Agreement by and among the Company and Blackwatch International, Inc., dated as of March 29, 2013. (7)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company(Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

99.4	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.5	Irrevocable Proxy.(1)

99.6	Temporary Hardship Exemption

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

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

DATE: August 14, 2014

LATTICE INCORPORATED

BY:	/S/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVEOFFICER), SECRETARY AND DIRECTOR

DATE: August 14, 2014

BY:	/S/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

