Form 10-Q
period 2014-09-30
Lattice INC
filed 2014-11-14
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2014, there were 51,431,265 outstanding shares of the Registrant's Common Stock, $0.01 par value.

LATTICE INCORPORATED

September 30, 2014 QUARTERLY REPORT ON FORM 10-Q

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013

ASSETS:
Current assets:
Cash and cash equivalents	$370,082	$312,703
Accounts receivable	2,399,285	1,897,856
Inventories	1,297	9,330
Note receivable - current	525,000	350,000
Costs and gross profit in excess of billings	173,213	–
Other current assets	520,003	73,940
Total current assets	3,988,880	2,643,829

Property and equipment, net	711,836	861,712
Other intangibles, net	682,515	895,439
Note receivable - long term	175,000	350,000
Other assets	12,812	12,812
Total assets	$5,571,043	$4,763,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,347,637	$1,075,651
Accrued expenses	2,399,974	2,264,260
Customer advances	1,212,774	1,023,966
Notes payable - current, net of debt discount	1,418,067	2,601,724
Derivative liability	–	122,698
Deferred revenue	12,213	45,797
Total current liabilities	6,390,665	7,134,096
Long-term liabilities:
Derivative liability	757,407	–
Notes payable - long-term, net of debt discount	341,605	100,000
Total long-term liabilities	1,099,012	100,000
Total liabilities	7,489,677	7,234,096

Shareholders' equity
Preferred stock - $0.01 par value
Series A 9,000,000 shares authorized 5,405,815 and 6,575,815 issued and outstanding, respectively	54,058	65,758
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - $0.01 par value, 200,000,000 authorized, 51,421,014 and 35,304,714 issued and outstanding respectively	514,211	353,047
Common stock subscribed - 500,000 shares	5,000	–
Additional paid in capital	45,224,289	43,714,377
Accumulated deficit	(47,179,205)	(46,066,499)
	(1,360,538)	(1,912,208)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders's equity	(1,918,634)	(2,470,304)
Total liabilities and shareholders' equity	$5,571,043	$4,763,792

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATION

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$2,030,599	$2,173,780	$6,618,049	$6,270,674

Cost of revenue	1,182,797	1,270,869	3,973,486	4,041,154

Gross profit	847,802	902,911	2,644,563	2,229,520
	41.8%	41.5%	40.0%	35.6%
Operating expenses:
Selling, general and administrative	1,111,590	633,704	3,126,536	1,817,814
Research and development	228,838	167,839	660,075	481,221
Total operating expenses	1,340,428	801,543	3,786,611	2,299,035

Income (loss) from operations	(492,626)	101,368	(1,142,048)	(69,515)

Other income (expense):
Derivative income	311,527	(21,233)	589,214	(35,641)
Financing fees	(25,833)	–	(49,185)	–
Other income	–	46,713	–	46,713
Interest expense	(107,859)	(66,130)	(491,856)	(308,848)
Total other income (expense)	177,835	(40,650)	48,173	(297,776)

Income (loss) before taxes	(314,791)	60,718	(1,093,875)	(367,291)

Income taxes	–	–	–	–

Net income (loss) from continuing operations	(314,791)	60,718	(1,093,875)	(367,291)

Net income (loss) from operations of discontinued component (Note 6)	–	(11,273)	–	351,069

Net income (loss)	(314,791)	49,445	(1,093,875)	(16,222)

Preferred stock dividends	(6,277)	–	(18,831)	–

Net income (loss) attributable to common shareholders	$(321,068)	$49,445	$(1,112,706)	$(16,222)

Basic net income (loss) per common share
From continuing operations	$(0.01)	$0.00	$(0.03)	$(0.01)
From discontinued operations	$–	$0.00	$–	$0.01

Diluted net income (loss) per common share
From continuing operations	$(0.01)	$0.00	$(0.03)	$(0.01)
From discontinued operations	$–	$0.00	$–	$0.01

Weighted average shares:
Basic	48,612,617	33,902,907	44,172,926	33,321,502
Diluted	48,612,617	76,867,034	44,172,926	33,321,502

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH'S ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(1,093,875)	$(16,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Operating activities discontinued operations	–	48,050
Gain on disposition of discontinued government segment assets	–	(521,443)
Derivative (income) expense	(589,214)	35,641
Stock issued for services	90,000	–
Amortization of intangible assets	212,924	97,485
Amortization of debt discount	292,779	64,547
Gain on extinguishment of debt	–	(46,713)
Financing fees	34,444	19,600
Share-based compensation	174,117	32,604
Depreciation	268,372	180,017
Bad debt expense	18,044	–
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(519,473)	142,500
Inventories	8,033	–
Costs in excess of billings	(173,213)	–
Other current assets	(140,507)	71,871
Increase (decrease) in:
Accounts payable and accrued liabilities	453,415	(186,537)
Deferred revenue	(33,584)	–
Customer advances	188,808	535,969
Total adjustments	284,945	473,591
Net cash provided by (used in) operating activities	(808,930)	457,369

Cash flows from investing activities:
Proceeds from sale of government services segment	–	–
Cash received sale of discontinued operations	–	231,670
Purchase of equipment	(118,496)	(222,202)
Net cash provided by (used in) investing activities	(118,496)	9,468

Cash flows from financing activities:
Revolving credit facility (payments) borrowings, net	–	(232,807)
Cash paid for financing fees	(148,000)	–
Payments on capital equipment lease	–	(18,846)
Payments on notes payable - discontinued operations	–	(56,352)
Payments on notes payable	(1,223,636)	(600,000)
Proceeds from the issuance of common stock, net	796,441	580,400
Proceeds from common stock subscribed	60,000	–
Proceeds from notes payable	1,500,000	–
Payments on director loans	–	(44,984)
Net cash provided by (used in) financing activities	984,805	(372,589)

Net increase in cash and cash equivalents	57,379	94,248
Cash and cash equivalents - beginning of period	312,703	30,368
Cash and cash equivalents - end of period	$370,082	$124,616

Supplemental cash flow information
Interest paid in cash	$186,108	$270,614

Summary of non-cash investing and financing activities
Conversion of notes payable into common stock	$227,272	$–
Conversion of accrued interest into common stock	$39,546	$–
Dividends declared but not paid	$18,831	$18,831
Common stock issued for principle payment on note payable	$60,000	$–

See accompanying notes to the condensed consolidated financial statements.

Lattice Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

(a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011 we acquired 100% of the shares of Cummings Creek Capital, a holding Company which itself owns 100% of the shares of CLR Group Limited. (“CLR”). CLR is a government contractor which complements our government services business by expanding markets and service offerings. Together the SMEI, RTI and CLR acquisitions formed our federal government services business unit. Through 2013 we operated in two segments, our federal government services unit and our telecommunication services business.

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the government services segment which derived its revenues mainly from contracts with federal government Department of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Department of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Federal Government services segment operations. The Company retained the residual assets and liabilities of Lattice government services, Inc. We ceased operations of the federal government business back in April, 2013 coinciding with the sale of assets to Blackwatch. For the period ended September 30, 2013 the financial results of the government services business are being reported as discontinued operations.

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

(b) Basis of Presentation Going Concern

At September 30, 2014, our working capital deficiency was approximately $2,402,000 which improved from a working capital deficiency of approximately $4,490,000 at December 31, 2013. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are past due on promissory notes with investors and payables with trade creditors. We have several payment arrangements in place but face continuing pressures with negotiating payment arrangements with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to; improve our operating cash flow, maintain our credit lines and secure additional financing. Management was able raise $1,500,000 of convertible debt financing during the quarter ended June 30, 2014 which resulted in net proceeds of $1,352,000 which was used to improve our working capital, strengthen our balance sheet and provide liquidity for growth. Securing sufficient capital for our growth strategy may also reduce doubts about our ability to operate as a going concern. During the quarter ended March 31, 2014, we closed on approximately $1,063,000 of equity financing by issuing restricted common stock to various accredited investors for cash proceeds of $796,441 and $266,818 resulting from the conversion of notes payable and accrued interest. There is no assurance, however, that we will succeed in raising additional financing and obtain the capital needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

Our current cash position, availability on our lines of credit and current level of operating cash flow is insufficient to support (i) current working capital requirements (ii) pay the interest costs and principal payments on maturing liabilities, and (iii) provide the additional capital for equipment purchases necessary to support our growth plans. In this regard, we are dependent on obtaining the additional financing needed for which we have been soliciting interest. Also, we remain dependent upon maintaining and increasing our cash flow from operations and maintaining the continuing availability on our lines of credit. There can be no assurances that our businesses will generate sufficient forward operating cash flows, we will be able to obtain the financing sought, or that future borrowings under our line of credit facilities will be available in an amount sufficient to service our current indebtedness or to fund other liquidity needs.

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

(c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the three and nine months ended September 30, 2014 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 appearing in Form 10-K filed on March 31, 2014.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there was approximately $511,000 and $706,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $511,000 will be amortized over the weighted average remaining service period.

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

Government Claims:

Unapproved claims relate to contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. The unapproved claims are considered to be probable of collection and have been recognized as revenue in previous years. Unapproved claims included as a component of accounts receivable totaled approximately $1,244,000 as of September 30, 2014 and December 31, 2013, respectively. Consistent with industry practice, we classify assets and liabilities related to these claims as current, even though some of these amounts may not be realized within one year.

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

Service Revenues:

Service revenues are recorded when the service is provided and when collection can be reasonably assured.

(h) Segment Reporting

FASB ASC 280-10-50, Disclosure about Segments of an Enterprise and Related Information requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had operated in two segments prior to 2013 but with the decision to focus on the communications business and exit the federal government services business, the Company now operates in one segment.

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

(k) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. ASU 2014-09 is effective for public business entities, certain not-for-profit entities and certain employee benefit plans, for annual periods beginning after December 15, 2016, including interim periods within that period. Early adoption is not permitted under GAAP. We are currently evaluating the impact of ASU 2014-09 on our financial statements and disclosures.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), or ASU 2013-11. The amendments in ASU 2013- 11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions, in which case such an unrecognized tax benefit should be presented in the financial statements as a liability. The amendments in ASU No. 2013-11 do not require new recurring disclosures. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in ASU No. 2013-11 did not have a material impact on our condensed consolidated financial statements.

Note 2 – Notes Payable

Notes payable consists of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Bank line-of-credit (a)	$–	$–
Notes payable to shareholder/director (b)	192,048	192,048
Notes payable (c)	2,566,019	1,999,676
Note payable, Innovisit (d)	160,000	510,000
Total notes payable	2,918,067	2,701,724
Less current maturities	(1,418,067)	(2,601,724)
Long-term debt	$1,500,000	$100,000

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

The outstanding balance owed on the line at September 30, 2014 and December 31, 2013 was $0 and $0 respectively.  At September 30, 2014 and December 31, 2013 our interest rate was approximately 13.25%.

(b) Notes Payable Shareholder/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal will be paid. This note has an outstanding balance of $24,048 and $75,315 as of September 30, 2014 and December 31, 2013, respectively. Payment of the note is past due, however, the note holder has not invoked his rights under the default provisions of the note.

The second note dated October 14, 2011 has a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 is being amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 is due at maturity on October 14, 2014. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension the Company agreed to increase the collateral by $250,000 the note was secured by certain receivables totaling $981,655, the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During quarter ended September 30, 2014 we paid $100,000 reducing the principal on this note to $781,655. As of September 30, 2014, there is $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under this note agreement from not paying the principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company.  The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. We have accrued interest at current rate; no default provision has been invoked. As of September 30, 2014, there is $200,000 of unpaid principal remaining on this note

During the quarter ended September 30, 2011, we issued a two year promissory note payable for $227,272 to an investor. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on September 30, 2011. In conjunction with the Company’s private placement of common stock during the quarter ended March 31, 2014, the Company issued 2,223,484 common shares thereby paying the principal of $227,272 and accrued interest of $39,546.

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

On December 31, 2013, the Company issued a note to an investor for $600,000 for which $411,000 of net proceeds were received. Of the $600,000; $60,000 was an original issue discount of 10% or $60,000, $110,000 was used to pay-off the October 2013 note held by the same investor and $19,000 was used for placement fees and legal expenses. No interest is payable if the $600,000 of principal is paid within three months from the date of this note. If the principal is not paid within that time frame, the note will bear 12% annual interest which accrues on the principal sum beginning March 30, 2014, with interest paid monthly, in arrears, on the last day of the month. Monthly payments of $6,000 per month will be due with first cash payment due April 30, 2014, and will continue until the amount due is paid. The net proceeds of $411,000 were used for working capital purposes. In addition to the interest we agreed to deliver warrants to the lender for the purchase of up to 1,000,000 shares of common stock at an exercise price of $0.11 per share, with anti-dilution provisions covering capital stock changes affecting all shareholders, exercisable for 4 years from the date of issuance. In addition, the Company issued 145,000 shares of common stock. A debt discount of $162,093 was recorded representing the fair value of the warrants and the common stock issued and is being amortized over the term of the note which matures June 30, 2014. The fair value of the warrants was determined using the Black Scholes pricing model with the following assumptions; dividend yield of 0%, expected volatility of 176.04%, a risk free rate of 1.72% and an expected life of 4 years. The Company also recorded deferred financing fees of $19,600 representing agency fees which has been fully amortized to expense. The carrying values at September 30, 2014 and December 31, 2013 were $0 and $377,907 respectively. This note was paid in full with the proceeds of the May 30, 2014 financing discussed below.

On May 30, 2014, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC as a placement agent. The Company delivered a secured promissory note in the principal sum of $1,500,000, bearing interest at 8% per annum plus a 2% monitoring fee and maturing on May 15, 2017. Interest and fees on the note are payable quarterly. Outstanding principal may be converted into restricted common stock. The Company also executed UCC financing statements, securing the note with proceeds of certain agreements. In addition to cash fees and reimbursed expenses to placement agent which totaled $148,000, the Company delivered 1,350,000 shares of restricted common stock to Cantone Asset Management, LLC as placement agent fees. The 1,350,000 shares were valued at the closing share price $0.12 per share and resulted in deferred financing of $162,000. The deferred financing fees recorded during the second quarter including the cash fees paid totaled $310,000. This is being amortized ratably over the term of the note. The Company used $600,000 of gross proceeds to repay an existing bridge loan with an affiliate of Lender. Each $10,000 of note principal is convertible into 75,000 common shares at an exercise price of $0.133333 per share any time after November 30, 2014, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions). The outstanding balance on the note was $1,500,000 at September 30, 2014. (See Note 3)

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit (See Note #6) on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit.  Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, and four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014; and final payment of $100,000 due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid installments totaling $120,000 in cash, leaving a balance outstanding of $160,000 at September 30, 2014.

Note 3 – Convertible Note

On May 30, 2014, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC. The Company delivered a secured promissory note (the “Note”) in the principal sum of $1,500,000, bearing interest at 8% per annum and maturing on May 15, 2017. Interest on the Note is payable quarterly. Outstanding principal may be converted into restricted common stock. The Company also executed UCC financing statements, securing the Note with proceeds of certain agreements.

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

The Convertible Note contains a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The initial fair value at May 30, 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On September 30, 2014 the derivative was valued at $694,694 which resulted in derivative income of $296,360 for the quarter ended September 30, 2014 and $529,229 for the nine months ended September 30, 2014. The debt discount was amortized using the effective interest method and was $1,158,395 at September 30, 2014 resulting in a finance charge of $31,530 for the quarter ended September 30, 2014 included in the statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	September 30, 2014	Inception
Closing stock price	$0.09	$0.13
Conversion price	$0.13	$0.13
Expected volatility	124%	135%
Remaining term (years)	2.63	2.96
Risk-free rate	0.88%	0.77%
Expected dividend yield	0%	0%

Convertible notes consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Convertible notes	$1,500,000	$–
Discount on convertible notes	(1,223,923)	–
Accumulated amortization of discount	65,528	–
Total convertible notes	$341,605	$–

Note 4 – Fair Value

Warrants:

The balance sheet caption derivative liabilities includes warrants, issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of September 30, 2014 and December 31, 2013 and are carried at fair value. The balance at September 30, 2014 was $62,714 compared to $122,698 at December 31, 2013.

The valuation of the derivative warrant liabilities is determined using a Black Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as of September 30, 2014 included conversion or strike price of $0.09; historical volatility factor of 177% based upon forward terms of instruments, and a risk free rate of 2.22% and remaining life 7.98 years.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

Convertible Notes:

	Level 3	Total
September 30, 2014:

Derivative Instrument	$694,694	$694,694

	Level 3	Total
December 31, 2013:

Derivative Instrument	$–	$–

Level 3 financial instruments consist of certain embedded conversion features. The fair value of these embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the quarter ended September 30, 2014. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes.  These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended September 30, 2014.

September 30, 2014
Beginning Balance	$122,698
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes	1,223,923

Change in fair value	(589,214)

Ending Balance	$757,407

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

Note 5 – Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at September 30, 2014 and December 31, 2013. In June 2013, the Company was served a writ of garnishment with respect to our note receivable from the sale of our governmental services segment due to a default on the December 13, 2011 note payable (see footnote 2(c)). In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. $280,000 was paid by the Company as of the date of this filing. However, the holder had asserted that the payments were late, and that the holder is entitled to an additional $80,000 payment. The Company settled this matter in full during the quarter ended June 30, 2014 for $32,500 paid in cash. The Note is now fully satisfied and the Note holder has released all related claims.

Note 6 – Discontinued Operations:

On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our Government services segment operations.

The following table shows the results of operations of Lattice Government Services segment for the nine months ended September 30, 2014 and 2013 which are included in the net income (loss) from discontinued operations:

	Nine Months Ended September 30,
	2014	2013
Revenue	$–	$603,616
Cost of revenue	–	300,033
Gross profit	–	303,583
	–	50.3%
Selling, general and administrative expenses	–	414,010
Amortization expense	–	80,448
Loss from operations	–	(190,875)
Interest expense	–	(11,897)
Gain on sale of discontinued operations	–	521,443
Income before taxes	–	318,671
Income tax (benefit)	–	(32,397)
Net income from discontinued operations	$–	$351,068

Note 7 – Note Receivable

As part of sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from purchaser for $700,000 which carries 3% annum interest rate payable in 12 equal quarterly installments payments of $61,216 over a 3 year period first installment being July 31, 2013 with each successive payment being on the 15th day of the month following close each calendar quarter. The note is secured by personal guarantee by the principal owner of purchaser. Previously, the Company had not received any of the installments due to the writ of garnishment issued with regards to the default on the December 13, 2011 note (see footnote 2(c)). The writ of garnishment has been released as a result of settling the default during the quarter (see Note 4). We have not received any payments as of September 30, 2014. The Company is currently in the process of collecting the past due installments.

Note 8 – Conversion of Preferred Stock

On January 14, 2014, we issued 1,178,562 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 330,000 shares of Series A Preferred Stock owned by Barron Partners.

On March 18, 2014, we issued 1,321,418 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 370,000 shares of Series A Preferred Stock owned by Barron Partners.

On August 28, 2014, we issued 1,678,558 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 470,000 shares of Series A Preferred Stock owned by Barron Partners.

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

During the quarter ended June 30, 2014, the Company sold 500,000 shares restricted common shares at a price of $0.12 per share in a private placement with an investor for a gross financing amount of $60,000. As of September 30, 2014, the shares had not been issued.

During the quarter ended September 30, 2014, the Company issued 1,000,000 restricted common shares as compensation to a service provider. The shares were valued at $0.12 per share resulting in total compensation expense of $120,000. This expense is being amortized ratably over the service period ending December 31, 2014.

During the quarter ended September 30, 2014, the Company issued 1,350,000 shares as fees to the placement agent for the convertible note issued in May 2014. The shares were valued at $012 per share or a total fee of $162,000 which is included as a component of deferred financing fees and is being amortized over the term of the note.

During the quarter ended September 30, 2014, the Company issued 227,272 common shares to Paul Burgess, CEO previously carried as a liability (Shares to be issued) pursuant to a common stock subscription for an investment of $25,000 or $0.11 per share.

We did not issue any employee options or warrants during the three and nine months ended September 30, 2014.

Note 10 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2015. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

We currently have two leases for office facilities located in the United States with lease expirations occurring through March 31, 2015. The total average monthly rent for these leases during the quarter ended September 30 2014 is approximately $9,000 per month.

Future minimum lease commitments as of September 30, 2014 as follows:

Operating
Leases
2014 (remaining)	$25,256
2015	43,278
Total minimum lease payments	$68,534

Total rent expense was $25,755 for the quarter ended September 30, 2014 and $76,684 for the nine months ended September 30, 2014.

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

GENERAL OVERVIEW

Business Overview:

Currently the Company derives its revenue from direct service, and technology sales. Moving forward the Company will focus on direct service and technology sales as most of our legacy wholesale contracts have expired during this quarter. In 2014 the Company has started to invest in product development and expanding sales and marketing efforts that we anticipate will increase revenue growth in both direct service and technology sales. To date we have begun to see an increase in our sales pipeline and we have a number of technology projects under way that we anticipate being completed during the 4th quarter of 2014. The revenue contribution from these projects will be reflected in the 4th quarter results under accounting rules for recognition of revenue.

In 2009, the Company began selling services directly to correctional facilities with a focus on small and midsized prisons in Oklahoma. To date the company is servicing 32 prisons in Oklahoma with an additional 9 prison contracts pending installation for a total of 41 facilities. This represents 59% of our target market in the state of Oklahoma. With the success the company has demonstrated with our direct service model in Oklahoma we have expanded our sales and marketing infrastructure to address additional markets. We are currently providing services in 8 additional states and are certified in a total of 16. With the additional investment in sales and marketing this quarter we have already seen an additional 15 contract wins that we have begun to install. We anticipate this growth in our contract backlog to continue throughout the remainder of the year and into 2015 as we expand our sales and market efforts throughout the additional 8 states we have targeted. The addressable market for Lattice is approximately 3,500 facilities throughout the U.S. as we begin to replicate the model we used in Oklahoma, we anticipate growing our market share from the approximately 2% we currently hold nationwide. It is our goal to become the predominant service provider to small and midsized correction facilities in U.S.

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

As we continually improve on our service and product mix we believe we can build on our revenue per inmate by effectively deploying a product mix that maximizes revenue opportunity. We have begun to upgrade a number of our sites. Currently our average annual revenue per inmate is approximately $830 compared to an industry average of $515 per inmate. We attribute the better revenue performance to our quality of service, accessibility of service, and an innovative product mix. We believe we can further enhance our revenue per inmate as we continue to deploy a full suite of services across our installation base.

We have had a number of inquiries and installations in the international market in the past years with little marketing effort from the company. This combined with an unknown potential in the international market, the Company hired Communication Media Advisors (CMA) to evaluate the potential of the international market and develop a business plan that will enable the company to effectively capitalize on any international market opportunities. The first phase of the project was completed in the second quarter with the entire project being completed in the early third quarter.

In the third quarter revenues decreased by 7% compared to the prior year period. Included in the overall growth our recurring revenue or call processing component accounted for approximately 53% of total revenues. Increases in our direct service revenue for the quarter of 8% and an increase in technology revenues of 42% were offset by a decrease in wholesale revenue as we transition away from our wholesale accounts. We anticipate a seasonal pickup in direct service revenue in the 4th quarter and a solid technology revenue result as we are able to recognize revenue on software development projects. In the third quarter and for the remainder of the year the Company will continue to invest in upgrading our sales and marketing efforts. We also incurred non-recurring expenses of approximately $200,000 as we repositioned our domestic business plan and invested in sales, marketing and product development. As mentioned, we have a number of projects that were in process in the third quarter that will not be recognized as revenue until later in the year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Three Months Ended September 30,
	2014	2013
Revenue	$2,030,599	$2,173,780

Net income (loss)	$(314,791)	$49,445

Net (loss) per common share – Basic & Diluted	$(0.01)	$0.00

	OPERATING EXPENSES		PERCENT OF SALES
	THREE MONTHS ENDED September 30, 2014	THREE MONTHS ENDED September 30, 2013	THREE MONTHS ENDED September 30, 2014	THREE MONTHS ENDED September 30, 2013

Research & Development	228,838	167,839	11%	8%

Selling, General & Administrative	1,111,590	633,704	55%	29%

REVENUES:

Total revenues for the three months ended September 30, 2014 decreased by approximately $143,000 or 7% to approximately $2,031,000 compared to approximately $2,174,000 for the three months ended September 30, 2013. Our direct call provisioning service revenue where we provide services direct to correctional facilities increased 8% from prior year levels. Recurring revenues as a component of total revenues accounted for $1,074,000 or 53% for the quarter. The recurring services increase is mainly attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. Our technology sales where we provide wholesaled technology systems and software to other service providers increased by 42% to approximately $957,000 from approximately $676,000 in the year ago quarter. The increases in direct provisioning and technology sales were offset by a decrease in our wholesale service revenue as a result of a wholesale arrangements terminating during the quarter where we provided call provisioning services to end-user facilities on a wholesale basis. The revenue associated with the wholesale arrangements were approximately $1.5 million on an annual basis. As we transition away from wholesaled services, we expect the continued growth in both our direct services and technology revenue for the full fiscal year ended December 31, 2014 and into 2015 to offset the revenue loss from the loss of revenue from wholesale.

GROSS MARGIN:

Gross profit for the three months ended September 30, 2014 was approximately $848,000 compared to approximately $903,000 for three months ended September 30, 2013. Gross margin, as a percentage of revenues, increased to 41.8% from 41.5% for the same period in 2013. The increase in margin percentage was primarily due to an increase in higher margin wholesaled technology revenue as a component of total revenues. Margins in both lines of our business; technology sales and recurring service revenue remained consistent with prior year levels. We expect the technology margin prospectively to be in the 60% range on average. Margin from the recurring revenue service component of revenues were consistent with the prior year period in the mid 20% range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the three months ended September 30, 2014, research and development expenses increased to approximately $229,000 as compared to approximately $168,000 for the three months ended September 30, 2013. The increase is due to an increase in engineering staffing compared to prior year levels. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended September 30, 2014, SG&A expenses increased to approximately $1,112,000 from approximately $634,000 in the comparable period prior year. As a percentage of revenues, SG&A was 55% for the three months ended September 30, 2014 versus 29% in the comparable period a year ago. The increase driven by higher selling and marketing costs as the Company continues to expand its foot print into new geographic markets. Also included in the current quarter were non-recurring expenses totaling approximately $200,000 for legal fees, business development and investor relations costs.

INTEREST EXPENSE:

Interest expense increased to approximately $108,000 for the three months ended September 30, 2014 compared to approximately $66,000 for the three months ended September 30, 2013. The increase in the quarter was mainly attributable to debt discount being amortized related to the $1,500,000 convertible note.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS:

The Company’s net loss from continuing operations for the three months ended September 30, 2014 was approximately $315,000 compared to net income of approximately $49,000 for the three months ended September 30, 2013

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

The following tables set forth income and certain expense items as a percentage of total revenue:

	For the Nine Months Ended September 30,
	2014	2013
Revenue	$6,618,049	$6,270,674

Net income (loss)	$(1,093,875)	$(16,222)

Net (loss) per common share – Basic & Diluted	$(0.02)	$(0.00)

	OPERATING EXPENSES		PERCENT OF SALES
	NINE MONTHS ENDED SEPTEMEBR 30, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013	NINE MONTHS ENDED SEPTEMBER 30, 2014	NINE MONTHS ENDED SEPTEMBER 30, 2013

Research & Development	660,075	481,221	9.9%	7.7%

Selling, General & Administrative	3,126,536	1,817,814	47.2%	29.0%

REVENUES:

Total revenues for the nine months ended September 30, 2014 increased by approximately $347,000 or 5.5% to approximately $6,618,000 compared to approximately $6,271,000 for the nine months ended September 30, 2013. Our direct call provisioning service revenue where we provide services direct to correctional facilities increased 8% from prior year levels. Recurring revenues as a component of total revenues accounted for $4,234,000 or 64% for the quarter. The recurring services increase is mainly attributable to volume growth from the continuing addition to the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. Our technology sales where we provide wholesaled technology systems and software to other service providers increased by $607,000 or 34% from $1,777,000 in the year ago period. The increases in direct provisioning and technology sales were offset by a decrease in our wholesale service revenue as a result of wholesale arrangements terminating during the quarter where we provided call provisioning services to end-user facilities on a wholesale basis. The revenue associated with the wholesale arrangement was approximately $1.5 million on an annual basis. As we transition away from wholesaled services, we expect the continued growth in both our direct services and technology revenue for the full fiscal year ended December 31, 2014 and into 2015 to offset the revenue loss from the wholesale accounts.

GROSS MARGIN:

Gross profit for the nine months ended September 30, 2014 was $2,645,000 compared to $2,230,000 for nine months ended September 30, 2013. Gross margin, as a percentage of revenues, increased to 40% from 35.6% for the same period in 2013. Gross margin as a percentage of revenues for recurring revenues was mainly consistent in the mid 20% range with prior year levels. The gross margin percentage on our wholesaled technology revenues was consistent in the mid 60% range with prior year levels. The increase in overall margin percentage was primarily due to a shift towards a higher component of total revenues being attributed to higher margin wholesaled technology. The gross margin for wholesaled technology revenues will vary with larger sales orders but we expect the margins to be in the 60% range on average.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our Technology Products segment. For the nine months ended September 30, 2013, research and development expenses increased to $660,000 as compared to $481,000 for the nine months ended September 30, 2013. The increase is due to an increase in engineering staffing compared to prior year levels. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the nine months ended September 30, 2014, SG&A expenses increased to $3,127,000 from $1,818,000 in the comparable period prior year. As a percentage of revenues, SG&A was 47.2% for the nine months ended September 30, 2014 versus 29.0% in the comparable period a year ago. The increase was driven by higher selling and marketing costs as the Company continues to expand its foot print into new geographic markets.

INTEREST EXPENSE:

Interest expense increased to $492,000 for the nine months ended September 30, 2014 compared to $309,000 for the nine months ended September 30, 2013. Included in the current period interest was $259,000 of the amortized debt discount.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS:

The Company’s net loss from continuing operations for the nine months ended September 30, 2014 was $1,094,000 compared to a net loss of $16,000 for the nine months ended September 30, 2013. The increase in loss was mainly attributable to higher operating expenses due to an increase in engineering staffing and selling and marketing expenses. The increase in expenses was partially offset by an increase in gross profit contribution on higher revenues.

LIQUIDITY AND CAPITAL RESOURCES:

Cash and cash equivalents increased to $370,082 at September 30, 2014 from $312,703 at December 31, 2013.

Net cash used by operating activities was $809,000 for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $457,000 in the corresponding period ended September 30, 2013. The items comprising net cash used in the current period included; a net loss of $592,000 (after adding back non-cash items totaling $501,000), an increase in accounts receivable of $519,000 which is related to increase in technology shipments towards the end of current quarter; an increase in costs in excess of billings and estimated gross profit of $173,000 on projects accounted for using the percentage of completion accounting method, an increase in other current assets of $141,000 a decrease in deferred revenue of $34,000; partially offset by a decrease in inventory of $8,000, and an increase of $642,000 in accrued liabilities and customer advances . The increase in accrued liabilities and customer advances was mainly due to extending payments under wholesale agreements where we have been providing telecom services to several end-user facilities which have ended. The aggregate amount of accrued liabilities owed under the wholesale arrangements totaled approximately $2.5 million at September 30, 2014 which increased from approximately $1.7 million at December 31, 2013. Management is in current negotiations to restructure this liability.

Net cash used in investing activities was $118,000 for the nine months ended September 30, 2014 compared to net cash provided of $9,000 in the corresponding period ended September 30, 2013. The prior period included cash proceeds of $222,000 from the sale of the government services segment. The investments were the purchase of property, plant and equipment supporting our direct services telecom installations. We expect to continue to have a requirement for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing, debt and equity financings.

Net cash provided by financing activities was $985,000 for the nine months ended September 30, 2014 compared to net cash used by financing activities of $373,000 in the corresponding period ended September 30, 2013. The $985,000 was comprised of net cash proceeds of $2,208,000 from the issuance of common stock and notes payable partially offset by the repayment of debt totaling $1,224,000.

GOING CONCERN CONSIDERATIONS:

At September 30, 2014, our working capital deficiency was $2,402,000 which compared to a working capital deficiency of $4,490,000 at December 31, 2013. We have approximately $1.4 million in principal due on notes which are either past due or are coming due in the next twelve months. Our current cash position and projected operating cash flows are inadequate to cover these payments coming due. Additionally, the cash flows from the wholesale arrangements which have terminated during the quarter have ended. The decline in wholesale revenue and cash flows is expected to be made up by an increase in direct service contracts and growth in technology sales.  As direct sites are added to our network corresponding revenue and cash flow will increase accordingly.

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

Our current cash position, availability on our line of credit and current level of operating cash flows in aggregate is not adequate to; (i) support our current working capital requirements (ii) support the interest costs and principal payments coming due on debt and (iii) support the increased capital requirements for equipment purchases supporting the growth planned in our telecommunications segment. The source of additional financing needed over what was raised in the nine months ended September 30, 2014 has not been identified at the time of this filing. The Company’s projected operating cash flows alone will not generate adequate liquidity to service our current indebtedness or to fund other liquidity needs over the next twelve months. In this regard, we are highly dependent on obtaining the alternative financing needed.

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

Changes in internal control

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2014 quarter ended September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that no change occurred in the Company’s internal controls over financial reporting during the 2014 quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal  controls over financial reporting.

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

During the quarter ended September 30, 2014, the Company issued 1,000,000 restricted common shares as compensation to a service provider. The shares were valued at $0.12 per share resulting in total compensation expense of $120,000. This expense is being amortized ratably over the service period ending December 31, 2014.

During the quarter ended September 30, 2014, the Company issued 1,350,000 shares as fees to the placement agent for the convertible note issued in May 2014. The shares were valued at $012 per share or a total fee of $162,000 which is included as a component of deferred financing fees and is being amortized over the term of the note.

During the quarter ended September 30, 2014, the Company issued 227,272 common shares to Paul Burgess, CEO previously carried as a liability (Shares to be issued) pursuant to a common stock subscription for an investment of 25,000 or $0.11 per share.

Conversion of Preferred Stock:

On January 14, 2014, we issued 1,178,562 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 330,000 shares of Series A Preferred Stock owned by Barron Partners.

On March 18, 2014, we issued 1,321,418 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 370,000 shares of Series A Preferred Stock owned by Barron Partners.

On August 28, 2014, we issued 1,678,558 common shares to Barron Partners L.P. Such shares were issuable upon the exercise of conversion rights associated with 470,000 shares of Series A Preferred Stock owned by Barron Partners.

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

DATE: November 14, 2014

LATTICE INCORPORATED

BY:	/S/ PAUL BURGESS
PAUL BURGESS
CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER), SECRETARY AND DIRECTOR

DATE: November 14, 2014

BY:	/S/ JOE NOTO
JOE NOTO
CHIEF FINANCIAL OFFICER (PRINCIPAL ACCOUNTING OFFICER)

