Form 10-K
period 2014-12-31
Lattice INC
filed 2015-03-31
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER   005-34249

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of June 30, 2014 was approximately $6,750,326.

As of March 31, 2015, the issuer had 53,879,348 outstanding shares of Common Stock.

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

The Company derives revenue from three primary sources:

1.	Providing telecommunications services to correctional facilities and specialized service providers who provide telecommunication services within the industry.
2.	Selling or licensing our proprietary technology.
3.	Providing highly specialized engineering services to other technology companies..

During the second quarter of 2013 we sold our Federal Government contracts and discontinued our Government Services business. This enabled management to focus on our rapidly growing Communications Services business. Accordingly, the financial results for the Government Services operations in 2013 are shown as income (loss) from discontinued operations. With the focus solely on the communications business, the company has been able to grow revenues from $1.1 million in 2009 to approximately $9.0M in 2014.

We operate as a Communication Services Company, directly providing telecom services to inmate facilities. We continue to organize our business segments based on the nature of the services offered and end-user markets served.

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

Our new services model has enabled us to direct our activities toward a market of over $1.5 billion per year in the United States alone, based on the size of the inmate population in the United States and the telecommunications traffic derived by this population. Based upon successful testing of our technology, we similarly are implementing our technology and services model in Canada, Europe, and Asia. We also are responding to inquiries from international technology companies looking to implement our technology.  We will continue to partner with companies established in international markets to implement our technology and expand our technology footprint. With the recent interest from international markets we have retained a consulting firm to assist the company in developing strategic plan to capitalize on the international opportunity.

We completed installation of our product in 2013 with Telus Canada that is being used in part to provide services to British Columbia Corrections. As part of the installation, we opened a Canadian call center which began operations in the fourth quarter of 2013. The call center contributed toward revenues in 2014 and we anticipate revenues from this source will increase during 2015 as we continue to work with Telus and other service providers in the Canadian market. The Canadian call center also provides us with the ability to serve other international markets and act as a backup facility for our U.S. based call center, in addition to its principal purpose of servicing Canadian markets.

We currently operate in 16 states where over 50,000 inmates are either using our service or being provided a service by other companies utilizing our technology.  We plan to continue our growth by expanding our direct services within the states we serve, expanding to other states, continuing to offer our services to other providers on a wholesale basis, and continuing to sell our technology to strategic partners both in the U.S. and internationally.  Our technology is currently operating in Canada, U.K., Japan, Singapore and the Caribbean.  We plan on expanding our installations in these countries as well as continuing to pursue other partners with the goal of expanding our global footprint. We currently have a number of projects we are pursuing internationally.

During the 4th quarter of 2013, we acquired the assets of Innovisit LLC, a provider of video visitation technology to the corrections market. Our acquisition was based, in part, upon our successful past usages of Innovisit’s technology and our expectation that the acquisition will expand our product offerings. The acquisition was accretive to revenues and cash flows in 2014.

Building upon improving financial conditions and opportunities for growth, we are also improving our capital base as well as our balance sheet. Our improvement has been aided by improved income and opportunities to sustain growth in our core business. We divested our government business in 2013 and continue to recapitalize so as to accelerate our growth with additional investments in product development, sales and marketing.

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

Direct Services

Our Nexus platform allows us to provide correctional facilities with a feature rich secure call control service that enables inmates to make phone calls while providing the security and investigative features required in correctional facilities. In addition to telecommunications services the Nexus based system provides enhanced capabilities to provide services such as video visitation, kiosk management, e-mail, and other advanced inmate services not readily available through less advanced systems. Traditionally, feature rich systems, because of cost, were only available to larger facilities. With the Nexus-based platform, because it is centrally located, we are able to provide a full suite of features to smaller facilities, enabling us to provide services traditionally unavailable to this section of the market. Our services provide correctional facilities with three unique advantages:

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

Government Regulation

Recently, the Federal Communication Commission (the “FCC”) has been investigating certain of our competitors in connection with the rates charged for their services. Although no final determination has yet been made by the FCC, it is possible that the FCC will take action to regulate the amount that we and our competitors can charge for our services. If the FCC does choose to regulate our services, it could limit the amount that we are able to charge for our services and our revenues could be reduced.

Employees

As of December 31, 2014, we had 23 full time employees and no part time employees.  We supplement full time employees with subcontractors and part time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

We may not be able to continue as a going concern without additional financing. If such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations.

Our current financial position does not provide sufficient operating cash flow to support our activities and our business requires constant additional investment and adaptation. For the year ended December 31, 2104, we had a net loss of approximately $1,802,000 and net cash used in operating activities of approximately $859,000. In addition, we had a working capital deficiency of approximately $3,099,000 and an accumulated deficit of $2,345,000 as of December 31, 2014. The foregoing raises substantial doubt about our ability to continue as a going concern.

Our current financial position does not provide sufficient operating cash flow to support our activities and our business requires constant additional investment and adaptation.

Our operations of have been funded primarily through sales of stock to private investors, debt financing, and exchange of common stock for services received by us. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of our Commercial Services business or cease operations entirely.

We need to maintain current sources of funding and obtain new sources of funding in order to continue our operations.

We currently do not have enough cash to continue our operations without additional sources of funding. Our ability to continue operations is highly dependent on our; (i) continued access to our credit lines with Action Capital and Cantone Asset Management, LLC, (ii) increasing cash flows generated from operations, and (iii) ability to obtain alternative financing. In the event there is an unexpected downturn in our business or we are unable to obtain additional financing, we would need to modify our debt agreements, and/or curtail operations. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain an adequate level of alternative financing. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

We currently have a number of on-demand liabilities that could be called at any time.

We currently have a significant amount of on-demand liabilities outstanding comprised of principal balances on notes which remain outstanding beyond maturity dates and past-due general unsecured payables. If any significant amount of such liabilities were called, we would not be able to repay them and we would be in default. IF a sufficient number of liabilities were called concurrently, we could be forced to cease operations.

If we are not able to continue to innovate or if we fail to adapt to changes in our industry, may not be able to increase or maintain market share, revenues or profitability.

The market for our products is characterized by rapidly changing technology, evolving industry standards, new service and product introductions and changing customer demands. Although we have developed new products and services in order to meet customer demand, new technologies and evolving business models continue to develop at a fast pace and we may not be able to keep up with all of the changes. Several competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plan. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

We rely upon third parties to host certain aspects of our service and any disruption of or interference with our use of such third party services would impact our operations and our business would be adversely impacted.

We make use of a number of services provided by third parties, including distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by such third parties. Given this, along with the fact that we cannot easily switch our operations to other providers, any disruption of or interference with our use of current service providers would impact our operations and our business would be adversely impacted.

Our reputation and relationships with members would be harmed if our data were to be accessed by unauthorized persons.

We maintain personal data regarding users of our services, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our data. If, despite these measures, we, or our payment processing services, experience any unauthorized intrusion into our data, we could face legal claims, and our business could be adversely affected.

We may not be able to protect our intellectual property rights.

We rely on a combination of trademark, fair trade practice, patent, copyright and trade secret protection laws, as well as confidentiality procedures and contractual provisions, to protect our intellectual property rights. We also enter into confidentiality agreements with our employees and any third parties who may access our proprietary information, and we rigorously control access to our proprietary technology and information.

Intellectual property protection may not be sufficient and confidentiality agreements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights. In addition, policing any unauthorized use of our intellectual property is difficult, time-consuming and costly and the steps we have taken may be inadequate to prevent the misappropriation of our intellectual property. In the event that we resort to litigation to enforce our intellectual property rights, such litigation could result in substantial costs and a diversion of our managerial and financial resources. We can provide no assurance that we would prevail in such litigation. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. Any failure in protecting or enforcing our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, technology, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content. We use the intellectual property of third-parties in our products through contractual and other rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business. We have not searched all the patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current technology. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

We may make additional acquisitions in the future. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

If the FCC puts regulation in place to limit the amount that we can charge for our services, our revenues could be reduced.

Recently, the Federal Communication Commission (the “FCC”) has been investigating certain of our competitors in connection with the rates charged for their services. Although no final determination has yet been made by the FCC, it is possible that the FCC will take action to regulate the amount that we and our competitors can charge for our services. If the FCC does choose to regulate our services, it could limit the amount that we are able to charge for our services and our revenues could be reduced.

If we are not able to manage our growth, our business could be adversely affected.

We are currently engaged in an effort to grow our service by introducing new products and services and expanding the areas we conduct business. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices, our business may be adversely affected.

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, some of which are beyond our control, could affect the market price of our common stock:

•	trading volumes;
•	our failure to achieve actual operating results that meet or exceed guidance that we may have provided due to factors beyond our control, such as currency volatility;
•	future announcements concerning us or our competitors, including the announcement of acquisitions;
•	changes in government regulations or in the status of our regulatory approvals or licensure;
•	public perceptions of risks associated with our services or operations;
•	developments in our industry; and
•	general economic, market and political conditions and other factors that may be unrelated to our operating performance or the operating performance of our competitors.

Because we do not intend to pay dividends on our common stock for the foreseeable future, investors will benefit from their investment in our common stock only if our common stock appreciates in value.

We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any dividends on our common stock in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. Our common stock may not appreciate in value or even maintain the price at which investors in this offering have purchased their shares.

We may not be able to enhance our existing products to address the needs of other markets.

The first step on realizing our business development strategy requires us to enhance current products so they can meet the needs of other markets. If we are unable to do this, we may not be able to increase our sales and further develop our business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

In the past, we have had weaknesses in our internal control over financial reporting relating to lack of executive officers or directors other than the Company’s Chief Financial Officer with significant experience in accounting, auditing and the preparation of financial statements. Our Chief Executive Officer and Chief Financial Officer believe that such weaknesses have been substantially remediated through, among other things, Richard Stewart, who has an accounting background, being appointed to our Board of Directors.

In addition, we may in the future need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes Oxley Act. If we identify material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. PROPERTIES.

We lease approximately 4,000 square feet of office space in Pennsauken, NJ as our main office. We also lease approximately 2,000 square feet of space in Alabama, where we mainly host the operations supporting our video conferencing product, under a sublet arrangement with the former principal owner of Innovisit.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low closing sales prices per share of common stock for the years ended December 31, 2014 and 2013 and the interim periods through March 26, 2015. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2015
	High	Low
First Quarter ended March 31, 2015 (through March 26, 2014)	$0.11	$0.06

Year Ended December 31, 2014
	High	Low
First Quarter ended March 31, 2014	$0.23	$0.14
Second Quarter ended June 30, 2014	$0.18	$0.11
Third Quarter ended September 30, 2014	$0.12	$0.07
Fourth Quarter ended December 31, 2014	$0.10	$0.06

Year Ended December 31, 2013
	High	Low
First Quarter ended March 31, 2013	$0.10	$0.07
Second Quarter ended June 30, 2013	$0.14	$0.07
Third Quarter ended September 30, 2013	$0.13	$0.09
Fourth Quarter ended December 31, 2013	$0.17	$0.10

The market price of our common stock, like that of other technology companies, is highly volatile and is subject to fluctuations in response to variations in operating results, announcements of technological innovations or new products, or other events or factors. In addition, our common stock is highly illiquid, which could also result in significant fluctuations in our stock price. Our stock price may also be affected by broader market trends unrelated to our performance.

HOLDERS

As of March 26, 2015, we had 53,879,348 outstanding shares of common stock held by approximately 125 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of 5% Series B Preferred Stock. In 2013, the Company recorded and accrued $25,108 of dividends payable. In 2014, the Company recorded and accrued $25,108 of dividends payable. Dividends have not been declared and cannot be paid as long as the Company has outstanding debt. The Company does not anticipate paying dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders*	16,516,000	$0.10	-0-
Equity compensation plans not approved by security holders	0	0	0
Total

* Of the options listed here, 7,106,500 were issued under our equity compensation plan, subject to the approval of an increase in the shares authorized under the plan by our shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On January 14, 2014, we issued 1,178,562 shares of our common stock to Barron Partners L.P. upon the exercise of conversion rights associated with 330,000 shares of Series A Preferred Stock owned by Barron Partners. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On March 18, 2014, we issued 1,321,418 shares of our common stock to Barron Partners L.P. upon the exercise of conversion rights associated with 370,000 shares of Series A Preferred Stock owned by Barron Partners. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On May 30, 2014, we entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC, as a placement agent. We delivered a secured promissory note in the principal sum of $1,500,000, bearing interest at 8% per annum, plus a 2% monitoring fee and maturing on May 15, 2017. Interest and fees on the note are payable quarterly. Outstanding principal may be converted into restricted common stock at a price of $0.1333 per share. In addition to cash fees and reimbursed expenses to placement agent which totaled $148,000, the Company delivered 1,350,000 shares of restricted common stock to Cantone Asset Management, LLC, as placement agent fees. Each $10,000 of note principal is convertible into 75,000 common shares at an exercise price of $0.1333 per share any time after November 30, 2014, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions). The outstanding balance on the note was $1,500,000 at September 30, 2014. The note was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On August 28, 2014, we issued 1,678,558 of our common stock to Barron Partners L.P. upon the exercise of conversion rights associated with 470,000 shares of Series A Preferred Stock owned by Barron Partners. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended March 31, 2014, we issued 8,860,489 restricted shares of our common stock at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of such amount, we received cash proceeds of $796,441 and the cancellation of $266,818 of liabilities. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During 2014, we sold 500,000 shares of our common stock at a price of $0.12 per share in a private placement with an investor for a gross amount of $60,000. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During 2014, we issued 1,000,000 restricted common shares of our common stock as compensation to a service provider. The shares were valued at $0.12 per share resulting in total compensation expense of $120,000. This expense was amortized ratably over the service period ending December 31, 2014. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended March 31, 2014, the Company issued 500,000 shares to Icotech in exchange for a $60,000 cash installment on the seller note payable in conjunction with the purchase of the Innovisit assets. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During the quarter ended December 31, 2014, Lattice entered into a consulting services agreement with Mr. Stewart and his affiliate, Blairsden Resources LLC and Mr. Wurwarg and his affiliate, Roxen Advisors LLC. Messrs. Stewart and Wurwarg, newly appointed directors of Lattice Incorporated, each received 1,000,000 restricted common shares as compensation for services rendered to Lattice over a twelve month period. The stock was valued at $0.08 per share or a total of $160,000 under Generally Accepted Accounting Principles (GAAP) and is being amortized ratably over the twelve month period ending November 30, 2015. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

During 2014, we issued 227,272 shares of our common stock to Paul Burgess, the company’s Chief Executive Officer, for an investment of $25,000 or $0.11 per share. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

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

Business Overview:

Our target domestic market for our communication services business is small to mid-sized correctional facilities. The company first launched its direct service business in the state of Oklahoma. With a target market of 69 correctional facilities in Oklahoma the company finished 2014 with contracts in 35 of the targeted 69 facilities, or approximately 50% of the targeted facilities. During 2014 the company hired CMA (Communication Media Advisors) to review its domestic business plan. As a result, we identified 8 additional markets in which the company would be best positioned to replicate the successful market penetration of Oklahoma. In addition, we identified key products and services that would enable the company to maximize revenue generation in each account. By the end of 2014, we gained certification in 6 of the 8 new states and anticipate receiving certification in the remaining two shortly. Heading into 2015, the company had repositioned our sales and marketing efforts to focus primarily on these 8 key markets.

For the year ended December 31, 2014, revenues from our business increased by 8% compared to the prior year period. Recurring revenue for call processing services accounted for approximately 61% of total revenues. The two core components of our revenue, namely direct services and wholesale technology products, collectively increased by 24%, while our wholesale services, which we began to wind down in 2014, decreased 54%. We will have only nominal revenues from wholesale services in 2015.

In 2013 we introduced our next generation cloud based technology platform ICON Integrated Corrections Operations Network. The first version of the system was released in the second quarter of 2013, we upgraded the platform throughout 2014, and we anticipate subsequent releases next year. We also integrated video visitation into the ICON platform in 2013 as a result of the Innovisit acquisition and saw a contribution to sales of approximately $1.7 million in 2014. In 2015 we anticipate a number of product upgrades and the commercial release of our tablet technology. The launch of the new product and the integration of our new call center with the ICON platform has enabled the company to provide a full suite of services that have not been traditionally made available to small and mid-sized correctional facilities. As we continue to add functionality to the ICON platform and enhance our service offering to customers, we have been able to increase revenue opportunities. Currently our average revenue per inmate is over $800 compared to an industry average of $515 per inmate. We attribute the better revenue performance to our quality of service, accessibility of service, and an innovative product mix. We believe we can further enhance our revenue as we continue to deploy a full suite of services across our installation base.

We have had success in introducing our products to international markets. We currently have customers in U.K., Canada, Singapore, Japan, and Bermuda. The Canadian market is currently our largest international market. We are currently working with 3 telecommunication providers including Bell Canada and Telus. We have a number of partners in the international market that we are working with on opportunities in several additional markets

There are risk factors such as contracts being cancelled or a drop in network usage that could cause a decline in our telecom services revenue. However, based on our current operations, we do not anticipate any factors that would cause a disruption.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2014 COMPARED TO THE YEAR ENDED DECEMBER 21, 2013

The following tables set forth revenue, net loss, and certain expense items as a percentage of total revenue:

	For the Years Ending December 31,
	2014	2013
Revenue	$8,941,000	$8,270,000

Net loss	$(1,802,000)	$(1,002,000)

Net loss per common share – Basic and Diluted	$(0.04)	$(0.03)

	OPERATING EXPENSES		PERCENT OF SALES
	2014	2013	2014	2013

Research & Development	$886,000	659,000	9.9%	8.0%

Selling, General & Administrative	$4,204,000	2,771,000	47.0%	33.5%

REVENUES:

We break our revenue into two components; recurring services and wholesaled technology products. Revenue for recurring services includes phone service revenue and other ancillary revenue mainly comprised of deposit fees, voicemail and validation services revenue. Total revenues for the twelve months ended December 31, 2014 increased by approximately $671,000, or 8.1%, to approximately $8,941,000, compared to approximately $8,270,000 for the twelve months ended December 31, 2013.

Recurring services:

Recurring services breaks down into wholesaled services and direct services. Wholesaled service is where we provide our technology as a platform to be used by another service provider to provide phone services to correctional facilities. Our wholesaled service revenue decreased to $785,000 from $1,702,000 in 2013 due to the termination of service contracts during 2014 with a large Tier 1 telecom provider in the industry as our focus shifted away from wholesale to direct services. Our direct phone service revenue is where we provide call provisioning and ancillary services direct to correctional facilities which increased by 9.4% to $4,686,000 from $4,283,000 in 2013. The direct services increase is mainly attributable to volume growth from an increase in the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities. Recurring revenues were $5,471,000, or 61% of total revenues, for the year.

Wholesaled technology products:

Our technology product revenues, where we provide wholesaled technology systems and software to other service providers, increased by 52%, to $3,470,000 from $2,284,000 in the year ago period. The increase in wholesaled technology products was mainly due to the full year effect of the Innovisit acquisition, which took place in November 2013.

GROSS PROFIT:

Gross profit for the twelve months ended December 31, 2014 was $3,605,000 compared to $2,809,000 in 2013. Gross margin, as a percentage of revenues, increased to 40.3% from 34.0% for the same period in 2013. Gross margin as a percentage of revenues for recurring revenues was consistent with prior year levels, with both being between 25% and 30%. The gross margin percentage on our wholesaled technology product revenues was consistent with prior year levels, with both being between 60% and 65%. The increase in overall margin percentage was primarily due to a shift towards a higher component of total revenues being attributed to higher margin wholesaled technology products mainly resulting from the full year effects of the Innovisit acquisition. The gross margin for wholesaled technology products will vary with larger sales orders but we expect the margins to be in the 60% range on average.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. For the twelve months ended December 31, 2014, research and development expenses increased to $886,000, as compared to $659,000 for the prior year period. The increase is due to an increase in engineering staffing compared to prior year levels. Management believes that continual enhancements of the Company's existing products are required to enable the Company to maintain its current competitive position.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, General and Administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the year ended December 31, 2014, SG&A expenses increased by $1,433,000, to $4,204,000 from $2,771,000 in the comparable prior year period. As a percentage of revenues, SG&A was 47.0% for the year ended December 31, 2014 versus 33.5% in the comparable period a year ago. The increase included; (i) the full year effects of operating expenses associated with the Innnovisit acquisition (which took place in November 2013) of approximately $650,000, (ii) non-recurring corporate expenses for marketing research and legal expenses totaling approximately $300,000 and (iii) and an increase in non-cash share based compensation expenses of approximately $157,000 related to employee option issuances. The remaining increase in SG&A was driven by investments in our selling and marketing infrastructure as the Company continues to expand its foot print into new geographic markets.

AMORTIZATION & IMPAIRMENT:

Non-cash amortization expense for 2014 and 2013 related to intangible assets recognized in the purchase accounting of Innovisit acquired in November 2013 and intellectual property rights acquired in 2011 amounted to $245,000 and $163,000, respectively. The increase in 2014 was attributable to the full year effect on year on year comparisons of the Innovisit acquisition (which took place in November 2013).

INTEREST EXPENSE:

Interest expense increased to $619,000 for the year ended December 31, 2014, compared to $357,000 for the year ended December 31, 2013. Included in the current period interest was approximately $330,000 of the amortized debt discount related to debt financings.

NET LOSS:

The Company’s net loss from continuing operations for the year ended December 31, 2014 was $1,802,000 compared to a net loss of $1,020,000 for the year ended December 31, 2013. The increase in loss was mainly attributable to higher operating expenses as discussed above, partially offset by an increase in gross profit contribution on higher wholesaled technology product revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $256,000 at December 31, 2014 from $313,000 at December 31, 2013.

Net cash used by operating activities was $859,000 for the year ended December 31, 2014, compared to net cash provided by operating activities of $575,000 in 2013. The items comprising net cash used in the current period included: a net loss of $764,000 (after adding back non-cash items totaling $1,038,000); an increase in accounts receivable of $351,000, which is related to increase in technology product shipments; an increase in costs in excess of billings and estimated gross profit of $449,000 on projects accounted for using the percentage of completion accounting method; and an increase in other current assets of $25,000. Such amounts were partially offset by: a decrease in deferred revenue of $37,000; a decrease in inventory of $8,000; and an increase of $715,000 in accrued liabilities and customer advances. The increase in accrued liabilities and customer advances was mainly attributable to past due amounts under a wholesale agreement owed a large Tier 1 telecom provider which had terminated during 2014. Management is currently in discussions to restructure this liability.

Net cash used in investing activities was $178,000 for the year ended December 31, 2014, compared to net cash used of $73,000 in 2013. The prior year included cash proceeds of $232,000 from the sale of our government services segment. The investments were the purchase of property, plant and equipment supporting our direct services telecom installations. We expect to continue to have a need for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing and debt and equity financings.

Net cash provided by financing activities was $978,000 for the year ended December 31, 2014 compared to net cash used in financing activities of $221,000 in 2013. The $978,000 was comprised of cash proceeds of $2,356,000 from the issuance of common stock and notes, partially offset by cash paid for financing fees of $155,000 and the repayment of debt totaling $1,224,000.

GOING CONCERN CONSIDERATIONS:

At December 31, 2014, our working capital deficiency was $3,099,000 which compared to a working capital deficiency of $4,524,000 at December 31, 2013. We have approximately $1.4 million in principal due on notes which are either past due or are coming due in the next twelve months. Our current cash position and projected operating cash flows are inadequate to cover these payments coming due. Additionally, the cash flows from a large wholesale arrangement with a large Tier 1 telecom provider had terminated during 2014. The decline in wholesale revenue and cash flows is expected to be made up by an increase in direct service contracts and growth in technology product revenues derived in part from the Innovist acquisition.  As direct sites are added to our network, revenue and cash flow will increase accordingly.

The working capital deficiency and the debt service due in the next twelve months raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to achieve planned operating cash flows, maintain availability under our line of credit financing, and the ability to raise additional alternative financing. Management continues to be engaged in securing the additional capital required to support the Company’s liquidity and operating needs. However, there is no assurance that we will be able to raise additional alternative financing needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

Our current cash position, availability on our line of credit and current level of operating cash flows is not, in aggregate, adequate to: (i) support our current working capital requirements; (ii) support the interest costs and principal payments either due or coming due; and (iii) support the increased capital requirements for equipment purchases supporting the growth planned in our telecommunications segment. Management has closed a bridge financing of $500,000 during March 2015 as a part of current financing activities; however, the source of the additional financing that will be needed has not been identified at the time of this filing. The Company’s projected operating cash flows alone will not generate adequate liquidity to service our current indebtedness or to fund other liquidity needs over the next twelve months. In this regard, we are highly dependent on obtaining additional capital.

Financing activities 2014 and 2015:

During 2014, we issued 8,860,489 restricted shares of our common stock at a price of $0.12 per share in a series of private placements for a gross financing amount of $1,063,259. Of such amount, we received cash proceeds of $796,441 and the cancellation of $266,818 of liabilities.

During 2014, we entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC, as a placement agent. We delivered a secured promissory convertible note in the principal sum of $1,500,000, bearing interest at 8% per annum, plus a 2% monitoring fee and maturing on May 15, 2017.

During 2014, we sold 500,000 shares of our common stock at a price of $0.12 per share in a private placement with an investor for a gross amount of $60,000.

During March, 2015, the Company issued a secured note (bridge financing) to an investor for $500,000 for which $422,000 of net proceeds were received. The note is secured with accounts receivable related to service contracts. The net proceeds of $422,000 are to be used for working capital purposes. In addition to the interest, we agreed to deliver 625,000 restricted common shares to the lender.

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

Basis of Financial Statement Presentation

At December 31, 2014, we had a working capital deficiency of $3,099,000. During 2014, we had a loss from operations of $1,486,000 which included non-cash items totaling $1,010,000. The non-cash items consisting of intangibles amortization, depreciation and share-based compensation expense. This working capital deficit condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and increased operating cash flows and the ability to obtain additional financing to support the working capital deficit, debt coming due in the next twelve months and support the capital requirement of growing our business. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Direct Call Provisioning Services:

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

Wholesaled technology:

We sell telephony systems with embedded proprietary software to other service providers.  We recognize revenue when the equipment is shipped to the customer.

Breakage:

In compliance with regulatory tariffs, we recognize as income prepaid deposits which have aged beyond six to nine months and the customer has not requested a refund of the unused deposit.

Prepaid Cards:

We also sell prepaid phone cards to end user facilities on a wholesale basis.  We recognize revenue on prepaid phone cards when they are either shipped or emailed to customer end user facilities.

Software Maintenance:

We offer software maintenance and support contracts to customers who purchase our technology systems. These are unbundled and invoiced separately and revenue is recognized ratably over the life of the contract.

Revenues recognition for Construction contracts

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

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amount were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, the unbilled receivables at December 31, 2014 will be billed in 2015. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

Fair Value Disclosures

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(m) of our financial statements, derivative financial instruments are carried at fair value.

The carrying values of the Company’s long term debts and capital lease obligations approximates their fair values based upon a comparison of the interest rates and terms of such debt to the rates and terms of debt currently available to the Company

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the reasons described under “Management’s Report on Internal Control over Financial Reporting”.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the presence of a material weakness exists in our internal controls.

The material weakness identified related to the lack of executive officers or directors other than the in the Company’s Chief Financial Officer with significant experience in accounting, auditing and the preparation of financial statements. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Changes in internal control

In March 2015, in order to remediate that material weakness, the Board of Directors appointed Richard Stewart to the Audit Committee of the Board of Directors. Mr. Stewart is a Certified Public Accountant and has an MBA in Finance and a BBA in Marketing and Finance from the University of Michigan.

There were no changes in our internal control over financial reporting during 2014 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Paul Burgess	49	President, CEO and director
Joe Noto	55	CFO and secretary
John Boyd	74	Director
Mark V. Rosenker	68	Director
Robert Wurwarg	65	Director
Richard Stewart	71	Director

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

Joe Noto, Chief Financial Officer and Secretary. Mr. Noto joined Lattice in March 2005 as Vice President of Finance and served in that position until May 2005 when he accepted the position of Chief Financial Officer. Prior to joining the Company, from 2002 to 2005, Mr. Noto was VP of Finance/Controller heading financial operations at Spectrotel Inc. (formerly Plan B Communications), a communications service provider. From 2000 to 2002, Mr. Noto was the Finance Director at Pivotech Systems, a communications software start-up Company backed by a leading venture capital firm, Optical Capital Group. Mr. Noto holds a B.A. degree from Rutgers College and is a Certified Public Accountant of New Jersey and is a member of the American Institute of CPA’s and the New Jersey Society of CPA’s.

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

Robert Wurwarg has been a director since December 2014. Mr. Wurwarg is an attorney and business advisor with more than 35 years of experience in the tax and corporate law aspects of a broad range of sophisticated business transactions including mergers, acquisitions, dispositions, restructurings, joint ventures and other investments. Most recently, he was a senior tax principal in Deloitte & Touche LLP's Mergers and Acquisitions Practice in New York. He was previously a tax partner at Dechert. Mr. Wurwarg received an LL.M in Taxation from New York University's School of Law, a J.D. from the Georgetown University Law Center, and an M.A. from Johns Hopkins University's Paul H. Nitze School of Advanced International Studies.

Richard Stewart has been a director since December 2014. Mr. Stewart was a former Vice Chairman of Lehman Brothers. Mr. Stewart is the Chairman Emeritus of Heritage Capital Resources, LLC, a $1.5 billion joint venture REO fund. Over the course of his 40+ year career, he has led, privately invested, and consulted in financial services, technology, real estate, nonprofits, and large multinationals. In addition to Lehman Brothers, Stewart has held senior executive positions at Citicorp, Kidder Peabody, and Merrill Lynch. Stewart is a Certified Public Accountant and has an MBA in Finance and a BBA in Marketing and Finance from the University of Michigan.

Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Paul Burgess currently serves as Chairman and Chief Executive Officer of the Company. Due to our small size and limited resources, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Board Independence and Committees

Our Board of Directors has determined that John Boyd, Mark V. Rosenker, Robert Wurwarg and Richard Stewart qualify as independent directors under the rules of the Nasdaq Stock Market because they are not currently employed by us, and do not fall into any of the enumerated categories of people who cannot be considered independent in the Nasdaq Stock Market Rules.

Our board of directors has established an audit committee, a compensation committee and a nominating committee and a corporate governance committee. New committee members were appointed by the Board of Directors in March 2015.

Audit Committee. The audit committee currently consists of John Boyd, Robert Wurwarg and Richard Stewart. The board of directors believes that Mr. Stewart qualifies as an “audit committee financial expert”, as such term is defined in the rules of the Securities and Exchange Commission. The board of directors intends to adopt an audit committee charter in the near future.

Compensation Committee. The compensation committee currently consists of Mark V. Rosenker, Robert Wurwarg and Richard Stewart. Our board of directors intends to adopt a compensation committee charter in the near future.

Nominating Committee. The nominating committee currently consists of John Boyd, Mark V. Rosenker and Richard Stewart. Our board of directors intends to adopt a nominating committee charter in the near future.

In making nominations, the nominating committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the board, in collectively serving the long-term interests of the shareholders. In evaluating nominees, the nominating committee is required to take into consideration the following attributes, which are desirable for a member of the board: leadership, independence, interpersonal skills, financial acumen, business experiences, industry knowledge, and diversity of viewpoints.

Governance Committee. The governance committee consists of John Boyd, Mark V. Rosenker and Robert Wurwarg. Messrs. Boyd, Rosenker and Wurwarg do not have any direct or indirect material relationship with us other than as a director. Our board of directors intends to adopt a governance committee charter in the near future.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except for Paul Burgess, who failed to file a Form 4 related to the one transaction relating to the purchase of shares of our common stock, to our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $ (1)	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Paul Burgess	2014	$250,000							$250,000
President, CEO	2013	$250,000			$217,890				$467,890

Joe Noto	2014	$175,000							$175,000
Chief Financial	2013	$175,000			$108,945				$283,945
Officer

(1)	Represents performance bonus earned in the year when paid.

(2)	These amounts represent the estimated present value of stock options or warrants at the date of grant, calculated using the Black-Scholes options pricing model. The options vest annually on the anniversary date over 3 years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares Units or Other Rights That Have not Vested #	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares Units or Other Rights That Have not Vested $
Joe Noto	–	200,000	(a)	–	$0.08	July, 2015	–	–	–	–
		1,400,000	(a)		$0.08	May, 2018
		1,400,000	(c)		$0.12	Dec, 2023

Paul Burgess		200,000	(b)		$0.08	May, 2018
		200,000	(b)		$0.08	Oct, 2018
		600,000	(b)		$0.08	Feb, 2015
		2,800,000	(b)		$0.08	May, 2018
		2,800,000	(d)		$0.12	Dec, 2023

____________________

(a)	Vests as of December 31, 2011.
(b)	Vests as of December 31, 2010.
(c)	Vests as of December 31, 2016.
(d)	Vests as of December 31, 2016.

EMPLOYMENT AGREEMENTS

On March 24, 2009, the Company renewed its Executive Employment Agreement with Paul Burgess. Under the Executive Employment Agreement, Mr. Burgess was employed as our Chief Executive Officer for an initial term of three years. Thereafter, the Executive Employment Agreement has been automatically be extended for successive terms of one year each. Mr. Burgess is paid a base salary of $250,000 per year under the Executive Employment Agreement Amendment. Mr. Burgess is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Burgess upon at least 60 days prior notice to us.

On March 24, 2009, the Company renewed its executive employment agreement with Joe Noto. Under the Executive Employment agreement, Mr. Noto was employed as our Chief Financial Officer for a term of three years at an annual base salary of $175,000. Thereafter, the Executive Employment Agreement has been automatically extended for successive terms of one year each. Mr. Noto is also eligible for an incentive bonus of not less than 40% of his base salary based on achieving certain goals established annually by the Compensation Committee of the Board. As part of the agreement he will receive medical, vacation and profit sharing benefits consistent with our current policies. The agreement may be terminated by Mr. Noto upon at least 60 days prior notice to us.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mark Rosenker	$6,000	–	$6,000
Don Upson (1)	$6,000	–	$6,000
John Boyd	$6,000	–	$6,000

(1)	No longer a member of the Board of Directors.

All of our directors presently receive annual compensation of $6,000 in cash. No options were granted in 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of common stock beneficially owned as of March 28, 2014 by:

●	each director;
●	each officer named in the summary compensation table;
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	5,678,272	9.69%
Joe Noto (4)	2,062,000	3.69%
John Boyd (5)	289,500	*
Mark V. Rosenker (5)	289,500	*
Robert Wurwarg	1,000,000	1.8%
Richard Stewart	1,000,000	1.8%
All named executive officers and directors as a group (6 persons)	10,319,272	16.85%
Bard Associates, Inc.(6)	4,251,000	7.89%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated, 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109
(2)	Applicable percentage ownership is based on 53,866,872 shares of common stock outstanding as of March 26, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of March 26, 2015 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents 4,724,000 shares issuable upon exercise of options and 954,272 restricted shares.
(4)	Represents 2,062,000 shares issuable upon exercise of options.
(5)	Represents 289,500 shares issuable upon exercise of options.
(6)	The address of Bard Associates, Inc. is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603. Timothy B. Johnson is the President of Bard Associates, Inc. This information is derived from a Schedule 13G filed by Bard Associates, Inc. on February 17, 2015.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of our voting securities is a party adverse to our business or has a material interest adverse to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Incorporated by reference to Item 10, “Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2014 and 2013, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $73,000 and $73,000, respectively.

Tax Fees

There were no tax fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

Audit Related Fees

There were no audit related fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

All members of the Company’s audit committee at the time of initial engagement approved the engagement of Rosenberg Rich Baker Berman & Company as the Company’s independent registered public accountants.

ITEM 15. EXHIBITS.

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3	Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

10.3	Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)

10.4	Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)

10.5	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7	Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8	Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.9	Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.10	Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11	Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12	Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Asset Purchase Agreement by and among the Company and Blackwatch International, Inc., dated as of March 29, 2013. (7)

10.36	Asset Purchase Agreement by and among the Company and Innovisit LLC, dated as of November 1, 2013. (8)

10.37	Consulting Agreement with Blairsden Resources LLC

10.38	Consulting Agreement with Roxen Advisors LLC

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006
(2)	Incorporated by reference to the 8-K filed by the Company on July 8, 2008
(3)	Incorporated by reference to the 8-K filed by the Company on March 27, 2009
(4)	Incorporated by reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010
(5)	Incorporated by reference to the 8-K filed by the Company on February 22, 2011
(6)	Incorporated by reference to the 8-K filed by the Company on March 13, 2011
(7)	Incorporated by reference to the 8-K filed by the Company on May 6, 2013
(8)	Incorporated by reference to the 8-K filed by the Company on November 18, 2013
*	To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: March 31, 2015	By: /s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date: March 31, 2015	By: /s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	March 31, 2015

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	March 31, 2015

/s/ John Boyd
John Boyd	Director	March 31, 2015

/s/ Mark V. Rosenker
Mark V. Rosenker	Director	March 31, 2015

/s/ Robert Wurwarg
Robert Wurwarg	Director	March 31, 2015

/s/ Richard Stewart
Richard Stewart	Director	March 31, 2015

Lattice Incorporated Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Lattice Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lattice Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. The management of Lattice Incorporated and Subsidiaries is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lattice Incorporated and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has a working capital deficit and requires additional working capital to meet its current liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 31, 2015

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS:
Current assets:
Cash and cash equivalents	$255,954	$312,703
Accounts receivable	2,248,931	1,897,856
Inventories	1,531	9,330
Note receivable - current	90,000	350,000
Costs and gross profit in excess of billings	449,129	–
Other current assets	465,654	40,681
Total current assets	3,511,199	2,610,570

Property and equipment, net	692,198	861,712
Other intangibles, net	650,012	895,439
Note receivable - long-term	485,000	350,000
Other assets	76,071	46,071
Total assets	$5,414,480	$4,763,792

LIABILITIES AND SHAREHOLDERS' EQUITY (Deficit)
Current liabilities:
Accounts payable	$1,377,187	$1,075,651
Accrued expenses	2,475,140	2,264,260
Customer advances	1,187,225	1,023,966
Notes payable – current, net of discount	1,418,067	2,601,724
Derivative liability	69,765	122,698
Deferred revenue	82,628	45,797
Total current liabilities	6,610,012	7,134,096
Long-term liabilities:
Derivative liability	771,198	–
Convertible note payable, net of debt discount	378,364	–
Note payable	–	100,000
Total long term liabilities	1,149,562	100,000
Total liabilities	7,759,574	7,234,096

Shareholders' equity (deficit)
Preferred stock - .01 par value
Series A 9,000,000 shares authorized 5,405,815 and 6,575,815 issued and outstanding, respectively	54,058	65,758
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - .01 par value, 200,000,000 authorized, 53,879,348 and 35,304,714 issued and outstanding respectively	538,794	353,047
Common stock subscribed - 500,000 shares	5,000
Additional paid-in capital	45,485,245	43,714,377
Accumulated deficit	(47,893,655)	(46,066,499)
Accumulated other comprehensive income	2,451	–
	(1,786,998)	(1,912,208)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' equity (deficit)	(2,345,094)	(2,470,304)
Total liabilities and shareholders' equity (deficit)	$5,414,480	$4,763,792

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Revenue	$8,941,060	$8,269,834

Cost of Revenue	5,335,888	5,460,873

Gross Profit	3,605,172	2,808,961

Operating expenses:
Selling, general and administrative	4,204,421	2,771,176
Research and development	886,410	659,178
Total operating expenses	5,090,831	3,430,354

Loss from operations	(1,485,659)	(621,393)

Other income (expense):
Derivative income (expense)	505,658	(65,064)
Financing Fees	(80,018)	(53,035)
Gain on extinguishment of debt	–	29,658
Other income (expense)	2,090	46,713
Write-off of note receivable	(125,000)
Interest expense	(619,119)	(356,915)
Total other income (expense)	(316,389)	(398,643)

Loss before taxes	(1,802,048)	(1,020,036)

Income taxes	–	–

Net Loss from continuing operations	(1,802,048)	(1,020,036)

Net Loss from Operations of Discontinued Component	–	(503,733)
Gain on Sale of Assets Discontinued Component	–	521,443
Net Income from operations of discontinued component	–	17,710

Net Loss	(1,802,048)	(1,002,326)
Preferred Stock Dividend	(25,108)	(25,108)
Net Loss Available to Common Shareholders	(1,827,156)	(1,027,434)

Basic net income (loss) per common share
From continuing operations	$(0.04)	$(0.03)
From discontinued operations	$–	$–

Diluted (Loss) per common share
From continuing operations	(0.04)	(0.03)
From discontinued operations	–	–

Weighted average shares
Basic	46,068,220	33,582,936
Diluted	46,068,220	33,582,936

Comprehensive Income (Loss)
Net Loss	(1,802,048)	(1,002,326)
Foreign Currency Translation Gain (Loss)	2,451	–
Comprehensive Income (Loss)	(1,799,597)	(1,002,326)

See accompanying notes to the consolidated financial statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHARHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Common Stock Subscriptions		Additional Paid-In	Accumulated Comprehensive	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Deficit

Shareholders' deficit, December 31, 2012	9,006,726	$90,067	32,616,509	$326,166			$43,338,352		$(45,039,065)	302,987	$(558,096)	$(1,842,576)

Net income (loss)	–	–	–	–			–		(1,002,326)			(1,002,326)

Common stock issued for services			578,333	5,783			68,617					74,400

Common stock issued for financing fees	–	–	145,000	1,450			20,300					21,750

Common stock issued for conversion of 320,000 SHS of Series A Preferred	(320,000)	(3,200)	1,142,848	11,428			(8,228)					(0)

Common stock issued for exchange of 950,000 warrants	–	–	822,024	8,220			(8,220)					0

Common stock warrants issued with debt financing (1,950,000 warrants issued)	–	–	–	–			221,075					221,075

Share-based compensation	–	–	–	–			82,481					82,481

Dividends - Series B Preferred									(25,108)			(25,108)

Shareholders’ deficit, December 31, 2013	8,686,726	$86,867	35,304,714	$353,047			$43,714,377		$(46,066,499)	302,987	$(558,096)	$(2,470,304)

Net income (loss)	–	–	–	–			–		(1,802,048)			(1,802,048)

Common stock issued for vendor services			1,458,334	14,583			152,917					167,500

Issuance of common stock subscribed					500,000	$5,000	$55,000					60,000

Common stock issued for financing fees	–	–	1,350,000	13,500			148,500					162,000

Common stock issued for conversion of 1,170,000 SHS of Series A Preferred	(1,170,000)	(11,700)	4,178,538	41,786			(30,086)					–

Common stock issued for exchange for principal payment on note	–	–	500,000	5,000			55,000					60,000

Common stock issued in private placement in exchange for debt	–	–	2,223,484	22,235			244,583					266,818

Common stock issued in private placement	–	–	6,864,278	68,643			752,798					821,441

Common stock issued to Directors for services	–	–	2,000,000	20,000			160,000					180,000

Share-based compensation	–	–	–	–			232,156					232,156

Foreign currency translation adjustment								2,451				2,451

Dividends - Series B Preferred									(25,108)			(25,108)

Shareholders' deficit, December 31, 2014	7,516,726	$75,167	53,879,348	$538,794	500,000	$5,000	$45,485,245	$2,451	$(47,893,655)	302,987	$(558,096)	$(2,345,094)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
Cash flow from operating activities:
Net Loss	$(1,802,048)	$(1,002,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Operating activities discontinued operations	–	48,050
Gain on disposition of discontinued Government segment assets	–	(521,443)
Write-off of Note Receivable	125,000	–
Derivative (income) expense	(505,658)	65,064
Amortization of intangible assets	245,427	162,963
Stock issued for service	184,762	74,400
Amortization of debt discount	329,538	64,547
Gain on extinguishment of debt	–	(76,371)
Amortization of deferred financing fees	80,018	53,035
Share-based compensation	232,156	84,799
Depreciation	347,625	263,511
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(351,075)	518,936
Inventories	7,799	–
Costs in excess of billings	(449,129)	45,797
Deposits	(30,000)	–
Other current assets	(25,251)	183,581
Increase (decrease) in:	–	–
Accounts payable and accrued liabilities	551,852	43,784
Deferred revenue	36,831	–
Customer advances	163,259	567,036
Total adjustments	943,154	1,577,689
Net cash (used in) provided by operating activities	(858,894)	575,363
Net cash provided by - discontinued operations	–	–

Cash flows from investing activities:
Cash paid for equipment	(178,111)	(304,184)
Proceeds from sale of discontinued operations	–	231,670
Net cash used in investing activities	(178,111)	(72,514)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	–	(232,807)
Cash paid for financing fees	(155,000)	–
Payments on capital equipment lease	–	(25,371)
Payments on notes payable - discontinued operations	–	(56,352)
Payments on notes payable	(1,223,636)	(940,000)
Proceeds from the issuance of common stock issued, net	796,441	–
Proceeds from notes payable	1,500,000	1,085,000
Proceeds from common stock subscribed	60,000	–
Payments on director loans	–	(50,984)
Net cash provided by (used in) financing activities	977,805	(220,514)

Effect of exchange rate changes on cash	2,451	–

Net increase (decrease) in cash and cash equivalents	(56,749)	282,335
Cash and cash equivalents - beginning of period	312,703	30,368
Cash and cash equivalents - end of period	$255,954	$312,703

Supplemental cash flow information
Interest paid in cash	$202,002	$311,826

Summary of non-cash investing and financing activities
Conversion of notes payable into common stock	$227,272	–
Conversion of accrued interest into common stock	$39,546	–
Dividends declared but not paid	$25,108	–
Common stock issued for principal payment on note payable	$60,000	–
Recording of derivative activity	$1,223,923	–
Common stock issued as prepayment for services	$162,740	–
Common stock issued for deferred financing fees	$162,000	–
Common stock issued to settle liability	$25,000	–

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

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the Government services segment, which derived its revenues mainly from contracts with federal government Dept of Defense agencies either as prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we primarily sold our government Dept. of Defense (DoD) contract vehicles for approximately $1.2 million. These assets essentially comprised our federal government services segment operations. The Company retained the residual assets and liabilities of Lattice Government Services, Inc. We ceased operations of the federal government business back in April, 2013 coinciding with the sale of assets to Blackwatch. For the years ended 2014 and 2013 the financial results of the government services business are being reported as discontinued operations.

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

In 2013, we set up a wholly owned subsidiary, Lattice Communications Inc. to enable us to do business in Canada. During 2014, we started operating a call center and collecting fee income for processing prepaid deposits for a large Canadian telecom provider who previously purchased Lattice technology systems used to provide call provisioning services to correctional facilities located in Canada.

b)         Basis of Presentation Going Concern

At December 31, 2014, our working capital deficiency was approximately $3,099,000 which compared to a working capital deficiency of $4,524,000 at December 31, 2013. The decrease in deficiency for 2014 was mainly due to; (i) the reduction of notes payable classified as current either through cash payments or by exchange issuance of common and (ii) the paydown of a $600,000 debt facility maturing June 2014 with the proceeds from the $1.5 million convertible note maturing May 15, 2017, which closed in May 2014. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management is currently engaged in raising capital with a goal of raising approximately $4,000,000, the proceeds of which to be used to improve working capital and strengthen our balance sheet. Securing sufficient capital for our growth strategy may also reduce doubts about our ability to operate as a going concern. There is no assurance, however, that we will succeed in raising this additional financing and obtain the capital sufficient to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s consolidated financial position and operating results.

c)         Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

d)         Use of Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States (US GAAP) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates form the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments are based on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. US GAAP requires estimates and judgments in several areas, including those related to impairment of goodwill and equity investments, revenue recognition, recoverability of inventory and receivables, the useful lives, long-lived assets such as property and equipment, the future realization of deferred income tax benefits and the recording of various accruals. The ultimate outcome and actual results could differ from the estimates and assumptions used.

e)         Fair Value Disclosures

Management believes that the carrying values of financial instruments, including, cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value as a result of the short-term maturities of these instruments. As discussed in Note 1(m), derivative financial instruments are carried at fair value.

The carrying values of the Company’s long-term debts approximates their fair values based upon a comparison of the interest rates and terms of such debt to the rates and terms of debt currently available to the Company.

f)          Cash and Cash Equivalents

The Company maintains its cash balances with various financial institutions. Balance at various times during the year may exceed Federal Deposit Insurance Corporation limits.

g)         Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

h)         Income Taxes

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We did not recognize any additional tax benefit or additional charges to our tax provision during 2014 and 2013. As of December 31, 2014 and 2013, the Company has no liability related to uncertain tax positions.

The Company’s 2011, 2012, 2013 and 2014 federal and state tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

i)         Revenue Recognition

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

Direct Call Provisioning Services:

Revenues related to collect and prepaid calling services generated by communication services are recognized during the period in which the calls are made. In addition, during the same period, the Company records the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for uncollectible calls, based on historical experience.

Wholesaled technology:

We sell telephony systems with embedded proprietary software to other service providers.  We recognize revenue when the equipment is shipped to the customer.

Breakage:

In compliance with regulatory tariffs, we recognize as income prepaid deposits which have aged beyond six to nine months and the customer has not requested a refund of the unused deposit.

Prepaid Cards:

We also sell prepaid phone cards to end user facilities on a wholesale basis.  We recognize revenue on prepaid phone cards when they are either shipped or emailed to customer end user facilities.

Software Maintenance:

We offer software maintenance and support contracts to customers who purchase our technology systems. These are unbundled and invoiced separately and revenue is recognized ratably over the life of the contract.

Revenues Recognition for Construction Projects:

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

j)          Share-based payments

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification 718-10, Accounting for Share-based payment, to account for compensation costs under its stock option plans and other share-based arrangements.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values.

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. For the years ended December 31, 2014 and 2013, there was approximately $453,000 and $706,000 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $453,000 will be amortized over the weighted average remaining service period.

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

As of December 31, 2014 and December 31, 2013, the derivative liabilities amounted to $840,963 and $122,698.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

m)       Derivative Financial Instruments and Registration Payment Arrangements

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments require classification in stockholders’ equity (deficit). See Note 9 for additional information.

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

n)        Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting.  The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operates in one segment during the year ended December 31, 2014 (Telecom services).

o)        Basic and Diluted Income (Loss) Per Common Share:

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 69 million shares and 58 million shares at December 31, 2014 and 2013, respectively.

p)        Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This ASU is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

We do not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

q)        Reclassifications

Certain prior years amounts have been reclassified to conform to current year presentation.

Note 2 - Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that an allowance for doubtful accounts of approximately $15,000 was necessary at December 31, 2014 related to its trade receivables.

The Company determined that an allowance for doubtful accounts was necessary at December 31, 2013 related to its incurred cost claim receivables attributable to the Company’s discontinued Federal government operations. These claims with Federal Dept. of Defense agencies relate to prior year contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. Unapproved claims included as a component of our accounts receivable totaled approximately $1,555,000 before a reserve allowance of $311,000 as of December 31, 2013. As of December 31, 2014, there was no further basis to increase the reserve for these claims. Accordingly, the reserve allowance for these claims remained at $311,000. These unapproved claims represent the additional costs recoverable on our cost recoverable type contract vehicles as supported by our actual incurred cost submissions or actual rate filings with the DCAA (Defense Contract Audit Agency) compared to the provisional (budgetary) rates used for billing under these contracts. We are in the final stages with the Defense Contract Audit Agency (DCAA) in the review of these claims. Based on evaluations by management and information and recent communications with DCAA, management believed that a reserve allowance estimate of 20% of these receivables was appropriate in 2014. Accordingly, the Company recorded bad debt expense of $311,000 in 2013 which is included as a component of loss from discontinued operations in the Consolidated Statement of Operations.

Consistent with industry practice and since we are currently engaged in the closing out these claims with DCAA, we have classified the remaining $1,244,000 of receivables as current assets.

Note 3 - Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2014	December 31, 2013
Computers, fixtures and equipment	$3,335,840	$3,157,730
Less: accumulated depreciation	(2,643,642)	(2,296,018)

Total	$692,198	$861,712

Depreciation expense for December 31, 2014 and 2013 was $347,625 and $263,511 respectively.

Note 4 - Notes Payable

Notes payable consists of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Bank line-of-credit (a)	$–	$–
Notes payable to shareholder/director (b)	192,048	192,048
Notes payable (c)	1,066,019	1,999,676
Note payable, Innovisit (d)	160,000	510,000
Total notes payable	1,418,067	2,701,724
Less current maturities	(1,418,067)	(2,601,724)
Long-term debt	$–	$100,000

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

The outstanding balance owed on the line at December 31, 2014 and December 31, 2013 was $0 and $0 respectively.  At December 31, 2014 and December 31, 2013 the interest rate was approximately 13.25%.

(b) Notes Payable Shareholder/Director

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal was to be paid. This note has an outstanding balance of $24,048 and $75,315 as of December 31, 2014 and December 31, 2013, respectively. Payment of the note is past due; however, the note holder has not invoked his rights under the default provisions of the note.

The second note dated October 14, 2011 had a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655. As of December 31, 2014, there is $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under this note agreement from not paying the principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of December 31, 2014, there is $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

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

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. During the quarter ended March 31, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 at December 31, 2014. On January 23, 2014 the maturity date, the principal amount of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

On December 31, 2013, the Company issued a note to an investor for $600,000 for which $411,000 of net proceeds were received. Of the $600,000; $60,000 was an original issue discount of 10% or $60,000, $110,000 was used to pay-off the October 2013 note held by the same investor and $19,000 was used for placement fees and legal expenses. No interest is payable if the $600,000 of principal is paid within three months from the date of this note. If the principal is not paid within that time frame, the note will bear 12% annual interest which accrues on the principal sum beginning March 30, 2014, with interest paid monthly, in arrears, on the last day of the month. Monthly payments of $6,000 per month will be due with first cash payment due April 30, 2014, and will continue until the amount due is paid. In addition to the interest, we agreed to deliver warrants to the lender for the purchase of up to 1,000,000 shares of common stock at an exercise price of $0.11 per share, with anti-dilution provisions covering capital stock changes affecting all shareholders, exercisable for 4 years from the date of issuance. In addition, the Company issued 145,000 shares of common stock. A debt discount of $162,093 was recorded representing the fair value of the warrants and the common stock issued and is being amortized over the term of the note which matures June 30, 2014. The fair value of the warrants was determined using the Black-Scholes pricing model with the following assumptions; dividend yield of 0%, expected volatility of 176.04%, a risk free rate of 1.72% and an expected life of 4 years. The Company also recorded deferred financing fees, of $19,600 representing agency fees which has been fully amortized to expense. The carrying values at December 31, 2014 and December 31, 2013 were $0 and $377,907 respectively. This note was paid in full with the proceeds of the May 30, 2014 financing discussed below.

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit (See Note #6) on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit.  Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, and four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014; and final payment of $100,000 due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid installments totaling $120,000 in cash, leaving a balance outstanding of $160,000 at December 31, 2014.

Note 5 – Convertible Note

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

The Note contains a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The initial fair value at May 30, 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On December 31, 2014 the derivative was valued at $771,198 which resulted in derivative income of $452,725 for the year ended December 31, 2014. The debt discount was amortized using the effective interest method and was $1,121,636 at December 31, 2014 resulting in a finance charge of $102,287 for the year ended December 31, 2014 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Notes

	December 31, 2014	Inception
Closing stock price	$0.10	$0.13
Conversion price	$0.13	$0.13
Expected volatility	125%	135%
Remaining term (years)	2.38	2.96
Risk-free rate	0.90%	0.77%
Expected dividend yield	0%	0%

Convertible note consisted of the following at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Convertible notes	$1,500,000	$–
Discount on convertible notes	(1,223,923)	–
Accumulated amortization of discount	102,287	–
Total convertible notes	$378,364	$–

Note 6 - Stockholders’ Deficit

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

2014 Issuances:

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

During the quarter ended March 31, 2014, the Company issued 500,000 shares to Icotech in exchange for a $60,000 cash installment on the seller note payable in conjunction with the purchase of the Innovisit assets.

During the quarter ended June 30, 2014, the Company sold 500,000 shares restricted common shares at a price of $0.12 per share in a private placement with an investor for a gross financing amount of $60,000. As of December 31, 2014, the shares had not been issued.

During the quarter ended September 30, 2014, the Company issued 1,000,000 restricted common shares as compensation to a service provider. The shares were valued at $0.12 per share resulting in total compensation expense of $120,000. This expense is being amortized ratably over the service period ending December 31, 2014.

During the quarter ended September 30, 2014, the Company issued 1,350,000 shares as fees to the placement agent for the convertible note issued in May 2014. The shares were valued at $0.12 per share or a total fee of $162,000 which is included as a component of deferred financing fees and is being amortized over the term of the note.

During the quarter ended September 30, 2014, the Company issued 227,273 common shares to Paul Burgess, CEO previously carried as a liability (Shares to be issued) pursuant to a common stock subscription for an investment of $25,000 or $0.11 per share.

During the quarter ended December 31, 2014, Lattice entered into a consulting services agreement with Mr. Stewart and his affiliate, Blairsden Resources LLC and Mr. Wurwarg and his affiliate, Roxen Advisors LLC. Messrs. Stewart and Wurwarg, newly appointed directors of Lattice Incorporated, each received 1,000,000 restricted common shares as compensation for services rendered to Lattice over a twelve month period. The stock was valued at $0.08 per share or a total of $160,000 under Generally Accepted Accounting Principles (GAAP) and is being amortized ratably over the twelve month period ending November 30, 2015.

During the quarter ended December 31, 2014, Lattice issued 458,334 shares of common stock valued at $47,500 as compensation for services to a marketing consulting firm (“CMA”).

We did not issue any employee options or warrants during the year ended December 31, 2014.

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

2014 Warrant Issuances:

No issuances.

Summary of our warrant activity and related information for 2014 and 2013

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,778,233	$0.81	3	$–

Granted	1,950,000	$0.11	4	–
Exercised	-			–
Cancelled/expired	(950,000)	$0.10		–

Outstanding at December 31, 2013	4,778,233	$0.67	3.5	$–

Granted	-
Exercised	-
Cancelled/expired	-

Outstanding at December 31, 2014	4,778,233	$0.67	2.5	$–

Vested and exercisable at December 31, 2014	4,778,233

Vested and exercisable at December 31, 2013	4,778,223

	2013
Weighted average fair value	$0.08 - $0.14
Risk-free interest rate	73% - 1.72%	.
Volatility	159.1% - 179.2%
Terms in years	4 - 4.2
Dividend yield	0%

Note 7 - Asset Purchase - Innovisit

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

As part of the consideration, we delivered a $590,000 secured promissory note, payable in several installments between November 30, 2013 and January 31, 2015. We have paid $430,000 of the note leaving $160,000 remaining at December 31, 2104. We also entered an employment agreement with Scott Pritchett, who has joined our organization as a manager. Under his three year employment contract, Mr. Pritchett is compensated at a base salary of $100,000 as well as commissions based upon realization of agreed upon revenue targets.

The total purchase price of $590,000 was allocated to Innovisit’s net tangible and intangible assets based upon their estimated fair values as of November 1, 2013.

The table below summarizes the preliminary allocation of the purchase price to the acquired net assets based on their estimated fair values as of November 1, 2013 and the associated estimated useful lives at that date.

Amount
Purchase price:
Note Payable	$590,000

Preliminary Allocation of Purchase Price:
Intangible assets:
Software (Video conferencing)	$302,794
Contract backlog	148,406

Tangible assets:
Cash	5
Inventory	138,795
Total purchase price allocation	$590,000

Note 8 - Intangible assets:

In accordance with The Goodwill and Other Intangibles Topic of the ASC 350, goodwill and indefinite-lived intangible assets are tested for impairment annually, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate that it is more likely than not that an impairment has occurred. December 31 has been established for the annual impairment review.

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

The tables below present amortizable intangible assets as of December 31, 2014 and 2013:

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2014
Amortizable intangible assets:
IP Rights Agreement	1,300,000	(649,988)	–	650,012	2.86 years
Customer contracts	148,406	(148,406)	–	--	--
	$1,448,406	$(798,394)	$–	$650,012

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2013
Amortizable intangible assets:
IP Rights Agreement	1,300,000	(519,988)	–	780,012	3.86 years
Customer contracts	148,406	(32,979)	–	115,427	0.58 years
	$1,448,406	$(552,967)	$–	$895,439

Total intangible amortization expense was $245,427 and $162,979 for the years ended December 31, 2014 and 2013, respectively.

Future estimated annual intangibles amortization expense as of December 31, is as follows:

2015	130,000
2016	130,000
2017	130,000
2018	130,000
Thereafter	130,012
Total	$650,012

Note 9 - Fair Value of Derivative Instruments

Warrants:

The consolidated balance sheet caption derivative liabilities include warrants and convertible note, the warrants issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of December 31, 2014 and December 31, 2013 and are carried at fair value. The balance at December 31, 2014 was $69,765 compared to $122,698 at December 31, 2013. The convertible note issued May 30, 2104 (See Note 5) is indexed to 11,250,028 shares of the Company’s common stock and is carried at fair value of $771,198 at December 31, 2014.

The valuation of the derivative warrant liabilities is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as December 31, 2014 included conversion or strike price of $0.10; historical volatility factor of 123.01% based upon forward terms of instruments, and a risk free rate of 2.17% and remaining life 7.72 years.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

Derivatives:

	Level 3	Total
December 31, 2014:

Warrants	$69,765	$69,765
Convertible Note	$771,198	$771,198

	Level 3	Total
December 31, 2013:

Warrants	$122,698	$122,698

Level 3 financial instruments consist of certain embedded conversion features. The fair value of these embedded conversion features that have exercise reset features are estimated using a Monte Carlo valuation model. The Company adopted the disclosure requirements of ASU 2011-04, “Fair Value Measurements,” during the year ended December 31, 2014. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the embedded conversion feature of the Convertible Notes.  These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments for the period ended December 31, 2014.

December 31, 2014
Beginning Balance	$122,698
Initial recognition - Derivative liability of embedded conversion feature of the Convertible Notes	1,223,923

Change in fair value	(505,658)

Ending Balance	$840,963

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

Note 10 - Dividends

The Company accrued and recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the years ended December 31, 2014 and 2013. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Note 11 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013

Current	–	–
Deferred	–	–

The components of the deferred tax assets (liability) as of:

Net operating loss carryforward	$8,231,803	$7,721,735
Stock base compensation	534,917	455,984
Executive compensation	13,000	40,200

Total Deferred tax Asset	8,779,720	8,217,919
Valuation allowance for Deferred tax asset	(8,779,720)	(8,217,919)
Deferred tax asset	–	–

As of December 31, 2014 and 2013, the Company generated a net operating loss carry forwards of approximately $25,000,000 available expiring 2018-2030.

Note 12 - Commitments

a)     Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2015. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

We currently have two leases for office facilities located in the United States with lease expirations occurring through May 31, 2015. The total average monthly rent for these leases during the year ended December 31, 2014 is approximately $8,304 per month.

Future minimum lease commitments as of December 31, 2014 as follows:

Operating
Leases
2015	32,140
Total minimum lease payments	$32,140

Total rent expense was $99,652 and $110,826 for the year ended December 31, 2014 and 2013 respectively.

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

The board approved the issuance of options to purchase an aggregate 9,670,000 shares of the Company’s common stock to various employees, officers and directors of the company during December 31, 2013. No options were approved or issued in 2014. The Company recorded stock base compensation expense of $232,156 and $77,877 for the year ended December 31, 2014 and 2013, respectively under both plans.

We use the Black-Scholes option pricing model to estimate on the grant date the fair value of share-based awards in determining our share-based compensation. The following weighted-average assumptions were used for grants made under the stock options plans for the years ended December 31, 2013. No options were issued in 2014.

2013
Expected Volatility	174%
Expected term	10 years
Fisk-Free interest rate	2.86%
Dividend yield	0%
Annual forfeiture rate	10%
Weighted-average estimated fair value of options granted	$0.1094

Transactions involving stock options awarded under the Plan described above during the years ended December 31, 2014 and 2013

	Number of shares	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2012	7,366,500	$0.08	4.7	$–

Granted	9,670,000	$0.12	10.0
Exercised
Cancelled/expired	(92,000)	$0.08

Outstanding at December 31, 2013	16,944,500	$0.10	2.1	$–

Granted	–
Exercised	–
Cancelled/expired	(428,500)	$0.08

Outstanding at December 31, 2014	16,516,000	$0.10	3.3	$142,330

Vested and exercisable at December 31, 2014	10,519,500

Vested and exercisable at December 31, 2013	7,994,500

c)     Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company through accumulated payroll deductions and to enhance such employees’ sense of participation in the affairs of the Company and its designated subsidiaries. It is the intention of the Company to have the Plan qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company’s common stock which shall be made available for sale under the Plan shall be two million (2,000,000) shares. There were no shares issued under the Plan in 2014 or 2013.

Note 14 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company has a discretionary match of employee contributions. The Company made no contribution during the year ended December 31 2014 or 2013.

Note 15 - Major Customers and Concentrations

The company’s telecom service revenues for 2013 included approximately $1.6 million or 19% of total revenues derived from a wholesale contractual relationship with a large Tier 1 telecom provider serving several end-user correctional facilities. This contractual relationship terminated during 2014 with the main facility ending May 2014.

Note 16 - Patent Licensing Agreement

On January 4, 2010 the Company entered into a patent licensing agreement for $1,300,000 supporting its communication services products. The $1,300,000 was paid in full as of June 30, 2010. The $1,300,000 was accounted for as intangible property and is being amortized over 120 months. Accordingly $130,000 of amortization expense was included as a component of the communication segment’s cost of sales for the years ended December 31, 2014 and December 31, 2013, respectively.

Note 17 – Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at December 31, 2014 and December 31, 2013. In June 2013, the Company was served a writ of garnishment with respect to our note receivable from the sale of our governmental services segment due to a default on the December 13, 2011 note payable (see footnote 2(c)). In October 2013, the Company reached a settlement arrangement whereby the holder agreed to forbear any further collection actions against the Company in exchange for $280,000 payable as follows; $240,000 on October 10, 2013 and then $10,000 payable monthly over four months starting November 10, 2013. $280,000 was paid by the Company as of the date of this filing. However, the holder had asserted that the payments were late, and that the holder is entitled to an additional $80,000 payment. The Company settled this matter in full during the quarter ended June 30, 2014 for $32,500 paid in cash. The Note is now fully satisfied and the Note holder has released all related claims. As part of the sale of Lattice Government assets on April 2, 2103, the Company received a promissory note from Balckwatch International, Inc. for $700,000 which carried a 3% annum interest rate payable in 12 equal quarterly installments of $61,216 over a 3 year period, first installment being July 31, 2013 with each successive payment being on the 15th day of the month following close of each quarter. This promissory note was secured by a personal guarantee of James Dramby, the principal owner of Blackwatch International, Inc. As of December 31, 2014 , these payments have not been made and the Company had filed a lawsuit in the Superior Court of New Jersey to collect same. While the defendants in this lawsuit threatened litigation counter claims, none was ever filed and the Company has, as of this date, reached a settlement of this case for $575,000 payable over three years that is in the course of being documented.

Note 18 - Sale of Assets of Discontinued Operation:

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

On April 2, 2013 Company entered into an Asset Purchase agreement With Blackwatch International, Inc. as follows:

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

The following table shows the results of operations of Lattice Government Services segment for the twelve months ended December 31, 2014 and 2013 which are included in the net income (loss) from discontinued operations:

	Twelve Months Ended December 31,
	2014	2013
Revenue	$–	$603,616
Cost of Revenue	–	300,033
Gross Profit	–	303,583
	–	50.3%
Selling, general and administrative expenses	–	749,086
Amortization expense	–	80,448
Income (loss) from operations	–	(525,951)
Interest expense	–	(10,179)
Gain on sale of discontinue operation	–	521,443
Income (Loss) before taxes	–	(14,687)
Income taxes (benefit)	–	(32,397)
Net income (loss) from Discontinued operations	$–	$(17,710)

Note 19 - Note Receivable

As part of sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from purchaser for $700,000 which carries 3% annum interest rate payable in 12 equal quarterly installments payments of $61,216 over a 3 year period first installment being July 31, 2013 with each successive payment being on the 15th day of the month following close each calendar quarter. The note is secured by personal guarantee by the principal owner of purchaser. As of December 31, 2014, these payments have not been made and the Company had filed a lawsuit in the Superior Court of New Jersey to collect same. While the defendants in this lawsuit threatened litigation counter claims, none was ever filed and the Company has, as of this date, reached a settlement of this case for $575,000 payable over three years that is in the course of being finalized.

Note 20 - Foreign Currency Translation

The Company’s reporting currency is U.S. Dollars. The functional currency of the Company’s subsidiary in Canada is the Canadian dollar. The translation from the Canadian dollar to U.S. dollars is performed for the consolidated balance sheet accounts using exchange rates in effect at the consolidated balance sheet date and for the consolidated statement of operations using the average exchange rate in effect during the period. The resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss). Foreign currency translation gains and losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated statements of operations.

Note 21 - Subsequent Events

Management is currently engaged in financing activities to properly capitalize and position the Company to execute its strategic growth plans. As part of these activities, during March, 2015, the Company issued a secured note to an investor for $500,000 for which $422,000 of net proceeds were received. Of the $500,000; $50,000 was an original issue discount or 10% and $28,000 was used for placement fees and legal expenses. Zero interest payable if $500,000 principal is paid within three months from the date of this Note; 14% annual interest accrues on the principal sum beginning June 19, 2015 if the principal remains outstanding, with interest paid monthly, in arrears, on the last day of the month, $5,833 per month with first cash payment due July 19, 2015, and will continue until the amount due is paid. The note is secured with accounts receivable related to service contracts. The net proceeds of $422,000 are to be used for working capital purposes. In addition to the interest, we agreed to deliver 625,000 restricted common shares to the lender.

