Form 10-K/A
period 2014-12-31
Lattice INC
filed 2015-04-03
CIK 350644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Anual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on March 31, 2015.

2

ITEM 15. EXHIBITS.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: April 3, 2015	By: /s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date: April 3, 2015	By: /s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

4