Form 10-Q
period 2015-03-31
Lattice INC
filed 2015-05-20
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to _______________.

Commission File Number 000-10690

LATTICE INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	22-2011859
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7150 N. Park Drive
Pennsauken, New Jersey 08109

(Address of Principal Executive Offices including zip code)

(856) 910-1166

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No ☒

As of May 19, 2015, _________________shares of the issuer’s common stock, par value $0.01, were outstanding.

i

Part 1. FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$334,801	$255,954
Accounts receivable, net	2,183,286	2,248,931
Inventories	1,531	1,531
Note receivable - current	120,000	90,000
Costs and gross profit in excess of billings	408,288	449,129
Other current assets	582,603	465,654
Total current assets	3,630,509	3,511,199

Property and equipment, net	633,899	692,198
Other intangibles, net	617,512	650,012
Note receivable - long term	417,750	485,000
Other assets	76,071	76,071
Total assets	$5,375,741	$5,414,480

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,317,051	$1,377,187
Accrued expenses	2,602,543	2,475,140
Customer advances	1,556,351	1,187,225
Notes payable - current, net of discount	1,845,099	1,418,067
Derivative liability	50,593	69,765
Deferred revenue	48,638	82,628
Total current liabilities	7,420,275	6,610,012
Long term liabilities:
Derivative liability	443,961	771,198
Convertible note payable, net of debt discount	423,114	378,364
Total long term liabilities	867,075	1,149,562
Total liabilities	8,287,350	7,759,574

Shareholders' equity (deficit)
Preferred stock - $.01 par value
Series A 9,000,000 shares authorized 5,205,815 and 5,405,815 issued and outstanding, respectively	52,058	54,058
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - $.01 par value, 200,000,000 authorized, 55,593,628 and 53,879,348 issued and outstanding, respectively	555,936	543,794
Additional paid-in capital	45,618,141	45,485,245
Common stock subscribed - 500,000 shares	5,000	–
Accumulated deficit	(48,606,191)	(47,893,655)
Accumulated other comprehensive income	434	2,451
	(2,353,513)	(1,786,998)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' equity (deficit)	(2,911,609)	(2,345,094)
Total liabilities and shareholders' equity (deficit)	$5,375,741	$5,414,480

See accompanying notes to the condensed consolidated financial statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenue	$1,509,671	$2,333,841

Cost of revenue	985,102	1,440,871

Gross profit	524,569	892,970

Operating expenses:
Selling, general and administrative	1,079,409	918,002
Research and development	309,239	266,782
Total operating expenses	1,388,648	1,184,784

Income (loss) from operations	(864,079)	(291,814)

Other income (expense):
Derivative income (expense)	346,409	(13,043)
Amortization of deferred financing fees	(25,833)	(7,820)
Write-off of note receivable	(37,250)	–
Interest expense	(125,506)	(164,115)
Total other income (expense)	157,820	(184,978)

Income (loss) before taxes	(706,259)	(476,792)

Income taxes	–	–

Net income (loss)	(706,259)	(476,792)
Preferred stock dividend	(6,277)	(6,277)
Net income (loss) available to common shareholders	(712,536)	(483,069)

Income (loss) per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares:
Basic	53,911,094	36,740,854
Diluted	53,911,094	36,740,854

Comprehensive income (loss)
Net income (loss)	(706,259)	(476,792)
Foreign currency translation gain (loss)	(2,017)	–
Comprehensive income (loss)	(708,276)	(476,792)

See accompanying notes to the condensed consolidated financial statements

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014

Cash flows from operating activities:
Net income (loss)	$(706,259)	$(476,792)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Write-off of note receivable	37,250
Derivative (income) expense	(346,409)	13,043
Amortization of intangible assets	32,500	81,968
Stock issued for services	15,000	–
Amortization of debt discount	51,000	113,625
Amortization of deferred financing fees	25,833	6,921
Share-based compensation	58,038	58,039
Depreciation	79,452	91,905
Bad debt expense	21,680	–
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	43,965	(77,410)
Costs in excess of billings	40,841	(8,393)
Other assets	30,218	(42,063)
Increase (decrease) in:
Accounts payable and accrued liabilities	(9,010)	239,425
Costs in excess of billings and gross profit	–	(45,796)
Deferred revenue	(33,990)	–
Customer advances	369,126	(37,320)
Total adjustments	415,494	393,944
Net cash used in operating activities	(290,765)	(82,848)

Cash flows from investing activities:
Cash paid for equipment	(21,153)	(10,352)
Net cash used in investing activities	(21,153)	(10,352)

Cash flows from financing activities:
Cash paid for financing	(78,000)
Payments on notes payable	(29,218)	(303,636)
Proceeds from the issuance of common stock issued	–	796,441
Proceeds from the issuance of notes payable	500,000	–
Net cash provided by financing activities	392,782	492,805

Effect of exchange rate changes on cash	(2,017)	–

Net increase (decrease) in cash and cash equivalents	78,847	399,605
Cash and cash equivalents - beginning of period	255,954	312,703
Cash and cash equivalents - end of period	$334,801	$712,308

Supplemental cash flow information
Interest paid in cash	$61,258	$35,413

Summary of non-cash investing and financing activities
Dividends declared but not paid	$6,277	$–
Common stock issued as prepayment for services	$75,000	$–
Common stock issued for deferred financing fees	$70,000	$–
Conversion of notes payable and accrued interest into common stock	$–	$312,818

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006 the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009 we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011, we acquired 100% of the shares of Cummings Creek Capital, a holding Company which owned 100% of the shares of CLR Group Limited. (“CLR”), a government contractor. Together, the SMEI, RTI and CLR acquisitions formed our federal government services business unit, Lattice Government Services (“LGS”). Through 2012 we operated in two segments, our federal government services unit and our telecommunication services business.

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the Government services segment, which derived its revenues mainly from contracts with federal government Department of Defense agencies either as a prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered into an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we sold our government Department of Defense contract vehicles, as an asset sale, for approximately $1.2 million. These assets essentially comprised our federal government services segment operations. The Company retained certain and liabilities of LGS. These assets included approximately $1.2 million in incurred cost claims relative to cost recoverable type contract vehicles.

On November 1, 2013 the Company purchased certain assets of Innovisit, LLC. The acquired assets mainly included: awarded contracts, customer lists, and its intellectual property rights to video visitation software assets. Under the agreement, the workforce and operating infrastructure supporting Innovisit’s business operations have been transferred to Lattice, including but not limited to certain employees, and leases. This acquisition complemented the product offering of our telecom services business.

In 2013, the Company established a wholly owned subsidiary, Lattice Communications Inc., to enable us to operate in Canada. During 2014, we started operating a call center and collecting fee income for processing prepaid deposits for a large Canadian telecom provider which operates Lattice technology systems to provide call provisioning services to correctional facilities located in Canada.

b) Basis of Presentation Going Concern

At March 31, 2015, our working capital deficiency was approximately $3,790,000 which compared to a working capital deficiency of $3,099,000 at December 31, 2014. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management is currently engaged in raising capital with a goal of raising approximately $4,000,000, the proceeds of which to be used to improve working capital and strengthen our balance sheet. During May 2015 we have secured a portion of the financing sought totaling $908,000 with net cash proceeds to the Company of 454,000. (See our 8K filing on May 20, 2015 for details) Securing the additional capital needed to support our liquidity needs may also reduce doubts about our ability to operate as a going concern. There is no assurance, however, that we will succeed in raising the additional financing needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s consolidated financial position and operating results.

c) Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet at December 31, 2014 was derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

d) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

g) Cash and Cash Equivalents

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

Revenue Recognition for Construction Projects:

Revenues from construction contracts are included in contract revenue in the condensed consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

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

Software and Software License Sales

The Company recognizes revenue when a fixed fee order has been received and delivery has occurred to the customer. The Company assesses whether the fee is fixed or determinable and free of contingencies based upon signed agreements received from the customer confirming terms of the transaction. Software and licenses are delivered electronically to the customer. Revenue attributable to software licenses sold with extended payment terms in excess of twelve months are recognized ratably over the payment term.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2015, there was $394,667 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. The $394,667 will be amortized over the remaining vesting periods of the grants.

k) Depreciation, Amortization and Long-Lived Assets

Long-lived assets include:

•	Property, plant and equipment - These assets are recorded at original cost. The Company depreciates the cost evenly over the assets’ estimated useful lives. For tax purposes, accelerated depreciation methods are used as allowed by tax laws.

•	Identifiable intangible assets - The Company amortizes the cost of other intangibles over their useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are not amortized; however, they are tested annually for impairment and written down to fair value as required.

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

In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data. Unobservable inputs reflect assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

As of March 31, 2015 and December 31, 2014, the derivative liabilities amounted to $494,554 and $840,963. In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

m) Derivative Financial Instruments and Registration Payment Arrangements

Derivative financial instruments, as defined in Financial Accounting Standard, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company's own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments require classification in stockholders' equity (deficit). See Note 4 for additional information.

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

n) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operated in one segment during the three months ended March 31, 2015 and 2014 (Telecom services).

o) Basic and Diluted Income (Loss) Per Common Share

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 69 million shares at March 31, 2015 and 2014.

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

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 in the first quarter of fiscal 2017 is not expected to have a material impact on the Company's financial condition or results of operations.

We do not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 2 - Notes Payable

Notes payable consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Bank line of credit (a)	$–	$–
Notes payable to shareholder/director (b)	192,048	192,048
Notes payable (c)	1,522,269	1,066,019
Note payable, Innovisit (d)	130,782	160,000
Total notes payable	1,845,099	1,418,067
Less current maturities	(1,845,099)	(1,418,067)
Long term debt	$–	$–

(a) Bank Line of Credit

On July 17, 2009, the Company and its wholly owned subsidiary, Lattice Government Services (formally “RTI”), entered into a Financing and Security Agreement (the “Action Agreement”) with Action Capital Corporation (“Action Capital”).

Pursuant to the terms of the Action Agreement, Action Capital agreed to provide the Company with advances of up to 90% of the net amount of certain acceptable account receivables of the Company (the “Acceptable Accounts”). The maximum amount eligible to be advanced to the Company by Action Capital under the Action Agreement is $3,000,000. The Company is obligated to pay Action Capital interest on the advances outstanding under the Action Agreement equal to the prime rate in effect on the last business day of the prior month plus 1%. In addition, the Company is obligated to pay a monthly fee to Action Capital equal to 0.75% of the total outstanding balance at the end of each month.

The outstanding balance owed on the line at March 31, 2015 and December 31, 2014 was $0 and $0 respectively. If the credit facility is drawn upon, the interest rate would be 13.25%.

(b) Notes Payable Shareholder/Former Director

There are two notes outstanding with a former director. The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal was to be paid. This note had an outstanding balance of $24,048 as of March 31, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

The second note dated October 14, 2011 had a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. This note had an outstanding balance of $168,000 as of March 31, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 difference between the face amount of the note and proceeds received was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655 as of December 31, 2014. As of March 31, 2015, there was $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under terms of the note agreement requiring principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of December 31, 2014 and March 31, 2015, there was $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on March 31, 2012. During the quarter ended March 31, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 as of December 31, 2014 and March 31, 2015. On January 23, 2014 the maturity date, the principal amounts of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

During March 2015, the Company issued a secured note to an investor for $500,000 for which $422,000 of net proceeds were received. Of the $500,000; $50,000 was an original issue discount and $28,000 was used for placement fees and legal expenses. In addition, the Company was required to issue 1,000,000 shares of common stock ($70,000 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount was recorded as a debt discount, while the placement and legal fees and the value of the 1,000,000 shares were recorded as deferred financing fees and included in prepaid expenses on the balance sheet. As of March 31, 2015, the stock has not yet been issued and the $70,000 is included in accrued expenses on the balance sheet. The debt discount is amortized using the effective interest method and was $43,750 at March 31, 2015, resulting in a finance charge of $6,250 for the quarter ended March 31, 2015. If the principal is not paid by June 17, 2015, the Company must make monthly payments of $5,833 beginning July 17, 2015 and will be charged an annual interest rate of 14%. If the Company defaults on this note by missing a potential scheduled payment date, the Company must issue the Lender 1,250,000 shares of common stock, while still being responsible for the outstanding principal and interest. The principal outstanding on this note as of March 31, 2015 was $500,000.

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit. Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, and four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014; and final payment of $100,000 was due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid installments totaling $120,000 in cash in 2014, leaving a balance outstanding of $160,000 as of December 31, 2014. In 2015, the Company made cash payments on this note totaling $29,218 leaving $130,782 outstanding as of March 31, 2015. The Company is not in compliance with the terms of the note, but no default provision has been invoked.

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

The Note contains a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The initial fair value at May 30, 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On March 31, 2015 the derivative was valued at $443,961 which resulted in derivative income of $327,237 for the quarter ended March 31, 2015. The debt discount was amortized using the effective interest method and was $1,076,886 at March 31, 2015 resulting in a finance charge of $44,750 for the quarter ended March 31, 2015. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo Valuation model.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield.  For the Convertible Notes using a Monte Carlo Valuation model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable.  The assumptions used by the Company are summarized below:

Convertible Note

	March 31, 2015	December 31, 2014
Closing stock price	$0.07	$0.10
Conversion price	$0.13	$0.13
Expected volatility	125%	125%
Remaining term (years)	2.13	2.38
Risk-free rate	0.62%	0.90%
Expected dividend yield	0%	0%

The convertible note consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Convertible note	$1,500,000	$1,500,000
Discount on convertible note	(1,223,923)	(1,223,923)
Accumulated amortization of discount	147,037	102,287
Total convertible note	$423,114	$378,364

Note 4 — Fair Value of Derivative Financial Instruments

The condensed consolidated balance sheet caption derivative liability includes warrants and a convertible note. The warrants were issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of March 31, 2015 and December 31, 2014, and are carried at fair value. The balance at March 31, 2015 was $50,593 compared to $69,765 at December 31, 2014. The convertible note issued May 30, 2014 (See Note 3) is indexed to 11,250,028 shares of the Company’s common stock and is carried at fair value of $443,961 at March 31, 2015.

The valuation of the derivative warrant liabilities is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as March 31, 2015 included the March 31, 2015 publicly traded stock price of the Company of $0.07, the conversion or strike price of $0.10 per the agreement, a historical volatility factor of 211.88% based upon forward terms of instruments, and a risk free rate of 2.22% and remaining life 7.48 years.

Note 5 – Litigation

From time to time, lawsuits are threatened or filed against us in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and vendors related to issues common to our industry. Such threatened or pending litigation also can involve claims by third-parties, either against customers or ourselves, involving intellectual property, including patents. A number of such claims may exist at any given time. In certain cases, derivative claims may be asserted against us for indemnification or contribution in lawsuits alleging use of our intellectual property, as licensed to customers, infringes upon intellectual property of a third-party. Per FASB ASC 450-20-25; recognition of a contingency loss may only be made if the event is (1) probable and (2) the amount of the loss can be reasonably estimated. There were no liabilities of this type at March 31, 2015 and December 31, 2014.

Note 6 – Note Receivable

As part of the sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from Blackwatch International, Inc. for $700,000, which carried a 3% annual interest rate payable in 12 equal quarterly installments of $61,216 over a 3 year period. The first installment was due July 31, 2013 and each successive payment was due on the 15th day of the month following close of each quarter. Blackwatch never made these payments; therefore, the Company filed a lawsuit in the Superior Court of New Jersey to collect the monies. On March 26, 2015, a verbal settlement was reached on a revised note receivable for $575,000 to be payable in 7 quarterly payments of $30,000 beginning on April 15, 2015, with the remaining balance of $335,000 being due in full on January 15, 2017. Previously, the note settlement was estimated at $575,000 based on preliminary negotiations. On April 7, 2015, the settlement was signed and the note receivable was settled for $537,750 ($37,250 lower than the previously estimated). The agreement calls for 7 quarterly payments of $30,000 after the April 15, 2015 payment, with the remaining balance of $297,750 being due in full on January 15, 2017. The Company received the first payment of $30,000 on April 15, 2015.

Note 7 — Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2016. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease commitments as of March 31, 2015 are approximately as follows:

For the Year Ending March 31,:
2016	$48,370
2017	7,967
Total minimum lease payments	$56,337

Total rent expense was $27,694 for the quarter ended March 31, 2015 compared to $29,404 in the prior year quarter.

Note 8 – Net Loss Per Share

The following table sets forth the information needed to compute basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
	2015	2014
Basic net (loss) per common share
Net Loss	$(706,259)	$(476,792)
Convertible Note - interest	$82,250	–
Convertible Note - derivative income	$(327,237)	–
Preferred stock dividends	(6,277)	(6,277)
Numerator for basic net (loss)	$(957,523)	$(483,063)

Basic net (loss) per common share
Net income (loss)	$(0.01)	$(0.01)

Diluted net (loss) per common share
Net income (loss)	$(0.01)	$(0.01)

Weighted average common shares outstanding:	53,911,094	36,740,854
Dilutive securities
Preferred Stock A, B, C, D	34,695,043	37,003,336
Convertible Note	11,250,281	–

Diluted weighted average common shares outstanding and assumed conversion	99,856,418	73,744,190

For the three month period ended March 31, 2015 certain potential shares of common stock have been excluded from the calculation of diluted income per share because the exercise price was greater than the average market price of our common stock, and therefore, the effect on diluted income per share would have been anti-dilutive. The following table sets forth the number of potential shares of common stock that have been excluded from diluted net income per share because their effect was anti-dilutive.

Warrants:

Three Months Ended March 31,
2015	2014
6,178,233	5,378,233

Note 9 – Conversion of Preferred Stock

On March 12, 2015, we issued 714,280 shares of our common stock to an investor upon the exercise of conversion rights associated with 200,000 shares of Series A Preferred Stock.

Note 10 – Issuance of Common Stock

On January 30, 2015 the Company entered into an agreement for a term of one year with a service provider, requiring 1,000,000 shares to be issued to the service provider in the form of compensation. The shares were valued at $90,000 based on the stock price on the date of the agreement. The stock compensation expense recorded for the quarter ended March 31, 2015 was $15,000. The remaining $75,000 is recorded on the balance sheet in prepaid expenses and will be expensed over the term of the agreement.

Note 11 – Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

Note 12 - Subsequent Events

On April 3, 2015, we issued 1,571,416 shares of our common stock to an investor upon the exercise of conversion rights associated with 440,000 shares of Series A Preferred Stock.

On May 14, 2015, Lattice closed on financing totaling $908,000 through the issuance of a convertible note to an investor. The cash proceeds to the Company were $454,000 after the repayment of a pro-rata portion of the outstanding $500,000 bridge note facility and placement fees. The note bears interest at an interest rate of 8% per year and is secured by a first priority security interest in the revenues from certain of the Company’s contracts and the equipment associated with such contracts. The note matures on April 30, 2020 and is convertible into shares of the Company’s common stock at a conversion price of $0.15 per share (See our 8K filing May 20, 2015 for a detailed discussion).

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview:

Our target domestic market for our communication services business is small to mid-sized correctional facilities. The Company first launched its direct service business in the state of Oklahoma. With a target market of 69 correctional facilities in Oklahoma, as of March 31, 2015, the Company has contracts in 35 of such 69 facilities, or approximately 50% of the targeted facilities. During 2014 the Company hired CMA (Communication Media Advisors) to review its domestic business plan. As a result, we identified 8 additional markets in which the Company would be best positioned to replicate the successful market penetration of Oklahoma. In addition, we identified key products and services that would enable the Company to maximize revenue generation in each account. By the end of 2014, we gained certification in 6 of the 8 new states and anticipate receiving certification in the remaining two shortly. Beginning in 2015, the Company has repositioned its sales and marketing efforts to focus primarily on these 8 additional key markets.

For the quarter ended March 31, 2015, total revenue from our business decreased by 35% compared to the prior year period. Recurring revenue for call processing services accounted for approximately 79% of total revenues. Our recurring direct call provisioning revenue increased by 13%. Our wholesale service revenue decreased $420,000 from the year ago quarter due to wholesale arrangements terminating in the fourth quarter of 2014. In 2015, we introduced a new perpetual licensing agreement to select strategic customers that will enhance our long term market penetration strategy. We sold our first such license for $1,000,000 this quarter for our call management platform, which will paid in installments over a period of in excess of 12 months. In accordance with accounting rules for revenue recognition, we could not record any of the $1,000,000 software license sale as revenue in the current quarter ended March 31, 2015. The revenue on this sale will be recognized ratably over the payment term in line with the amounts of the installment payments. Historically, we have sold systems with the technology embedded in the product to these customers. We will continue to assemble and ship systems under the traditional model and sell software under the new perpetual licensing agreement model. We are looking to expand the new model with other key customers in both domestic and international markets. In 2013 we introduced our next generation cloud based technology platform Integrated Corrections Operations Network. The first version of the system was released in the second quarter of 2013. We upgraded the platform throughout 2014. We also integrated video visitation into the ICON platform in 2013 as a result of the Innovisit acquisition and saw a contribution to sales of approximately $1.7 million in 2014. In 2015 we will be launching our new eMate TM platform which will provide inmates with a new wireless communications device incorporating a suite of services that encompasses the latest communications and media tools, providing multiple ways for an inmate to maintain contact with family/friends and access resources for self-improvement, leading to an increase in morale and contributing to a reduction in recidivism. We anticipate a number of new applications and services being offered through the e-Mate platform throughout 2015. The launch of the new product enables the Company to provide a full suite of services that have not been traditionally made available to small and mid-sized correctional facilities. As we continue to add functionality to the new platform and enhance our service offering to customers, we have been able to increase revenue opportunities. Currently, our average revenue per inmate is over $800 compared to an industry average of $515 per inmate. We attribute the better revenue performance to our quality of service, accessibility of service, and an innovative product mix. We believe we can further enhance our revenue as we continue to deploy a full suite of services across our installation base. As we roll out the new e-Mate platform we anticipate adoption of the new technology to accelerate as we introduce new services and applications to the platform. We anticipate beginning to realize revenues from the new platform by the middle of this year.

We have had success in introducing our products to international markets. We currently have customers in U.K., Canada, Singapore, Japan, and Bermuda. The Canadian market is currently our largest international market. We are currently working with 3 telecommunication providers including Bell Canada and Telus. We have a number of partners in the international market that we are working with on opportunities in several additional markets.

Results of Operations – Three Months Ended March 31, 2015 Compared To The Quarter Ended March 31, 2014

The following tables set forth revenue, net loss, and certain expense items as a percentage of total revenue:

	For the Three Months Ended March 31,
	2015	2014
Revenue	$1,509,671	$2,333,841

Net loss	$(706,259)	$(476,792)

Net loss per common share – Basic and Diluted	$(0.01)	$(0.01)

	Operating Expenses For the Three Months Ended March 31,		Percent Of Sales For the Three Months Ended March 31,
	2015	2014	2015	2014

Research & Development	$309,239	266,782	20.5%	11.4%

Selling, General & Administrative	$1,079,409	918,002	71.5%	39.3%

REVENUES:

We break our revenue into two components; recurring services and wholesaled technology products. Revenue for recurring services includes phone service revenue and other ancillary revenue mainly comprised of fees charged for prepaid account management, voicemail, and validation services revenue. Total revenues for the three months ended March 31, 2015 decreased by approximately $825,000, or 35%, to approximately $1,510,000, compared to approximately $2,334,000 for the three months ended March 31, 2014.

Recurring services:

Recurring services in total decreased 24% to $1,195,999 from $1,568,000 in the prior year. Recurring service revenue accounted for 79% of total revenue in the current quarter. Recurring services breaks down into wholesaled services and direct services.

Wholesaled service is where we provide our technology as a platform to be used by another service provider to provide phone services to correctional facilities. Our wholesaled service revenue was $0 in the three months ended March 31, 2015 a decrease of approximately $420,000 from the prior year period due to a large wholesale contract ending during the fourth quarter of 2014. Our direct phone service revenue, where we provide call provisioning and ancillary services direct to correctional facilities increased by 3% to $1,181,000 in the three months ended March 31, 2015 from $1,148,000 in the three months ended March 31, 2014. As a component of direct service revenue, our direct call provisioning revenue increased 13% which is a key metric for our business. The direct call provisioning increase in revenue is mainly attributable to volume growth from an increase in the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled technology products:

Our technology product revenues, where we provide wholesaled technology systems and software to other service providers, decreased by 59%, to $315,000 from $765,000 in the year ago period. It should be noted that on March 31, 2015, we entered into a $1,000,000 software license sale. The terms of the agreement call for installment payments totaling $1,000,000 to be due over the course of a period of greater than 1 year. Under GAAP rules, we were not able to record any of this revenue in the current quarter, as the fee was presumed to not be fixed or determinable due to the installments being due over a period of greater than 1 year. The revenue under this arrangement will be recorded at the time the installment payments are due. Traditionally, we have shipped our calling platform systems embedded with our technology and we have recorded revenue at the time of delivery. During the current quarter, we adopted a new model where we are selling a perpetual use license up-front and delivering the hardware component separately to existing strategic wholesale partners who do not compete in our markets. Wholesaled technology revenue fluctuates quarter to quarter significantly and is not indicative of a trend. The shortfall this quarter is expected to be recovered in the balance of this year based on partially recognizing revenue on the $1,000,000 software license sale and the realization of our sales pipeline.

GROSS PROFIT:

Gross profit for the three months ended March 31, 2015 was $525,000, compared to $893,000 in the prior year period. Gross margin, as a percentage of revenues, decreased to 35% from 38% for the same period in 2014. The decrease in the overall margin percentage was primarily due to the effects of lower technology shipments during the quarter (resulting in lower revenues) which is primarily timing related. Gross margin as a percentage of revenues for recurring service revenues was slightly higher compared to prior year, at approximately 29%, mainly as a result of wholesale service revenue which has lower gross margin being significantly less in this quarter. The gross margin percentage on our wholesaled technology product revenues was approximately 56%. The gross margin for wholesaled technology products will vary with larger sales orders but we expect the margins to continue to be in the 60% range on average.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. For the three months ended March 31, 2015, research and development expenses increased to $309,000, as compared to $267,000 for the prior year period. The increase is due to augmentation of engineering staffing to support growth in adding technology products and to support development projects in conjunction with strategic wholesale partners.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended March 31, 2015, these expenses increased by $161,000, to $1,079,000, from $918,000 in the comparable prior year period. As a percentage of revenues, these expenses were 72% for the three months ended March 31, 2015 versus 39% in the comparable period a year ago. The increase was mainly driven by investments in our selling and marketing infrastructure as the Company continues to expand its foot print into new geographic markets.

INTEREST EXPENSE:

Interest expense decreased to $126,000 for the three months ended March 31, 2015, compared to $164,000 for the three months ended March 31, 2014. Included in the current period interest was approximately $45,000 of the amortized debt discount related to the convertible debt financing.

NET LOSS:

The Company’s net loss for the three months ended March 31, 2015 was $706,000 compared to a net loss of $477,000 for the three months ended March 31, 2014. Net loss in the current quarter was mainly due to lower technology sales during the current quarter which was timing related. We expect the decline in the current quarter to be made up in the remaining balance of the year based the Company’s sales pipeline and the partial recognition of revenue on the $1,000,000 software license sold during the quarter ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $335,000 at March 31, 2015, from $256,000 December 31, 2014.

Net cash used in operating activities was $291,000 for the three months ended March 31, 2015, compared to net cash used in operating activities of $83,000 in the prior year period. The key items comprising net cash used in the current period included a net loss of $706,000, partially offset by an increase in customer deposits of approximately $369,000.

Net cash used in investing activities was $21,000 for the three months ended March 31, 2015, compared to net cash used of $10,000 in the prior year period. We expect to continue to have a need for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing and debt and equity financings.

Net cash provided by financing activities was $393,000 for the three months ended March 31, 2015 compared to net cash provided by in financing activities of $493,000 in the prior year period. The $393,000 was comprised of cash proceeds of $500,000 from the issuance of a promissory note (bridge financing), partially offset by cash paid for financing fees of $78,000 and the repayment of debt totaling $29,000.

GOING CONCERN CONSIDERATIONS

At March 31, 2015, our working capital deficit was $3,790,000, which compared to a working capital deficit of $3,099,000 at December 31, 2014. We have approximately $1.9 million in principal due on notes which are either past due or are coming due in the next twelve months. Additionally, we are carrying a significant level of past due general unsecured trade payables included in the current liability section of our balance sheet. A significant component of these current liabilities relates to past due amounts owed to a former wholesale partner pursuant to a wholesale agreement that terminated in 2014. The amount owed is a general, unsecured, on- demand liability. We are currently in negotiations with this former wholesale partner to restructure this liability. However, there is no assurance that we will be successful in these negotiations and we could face litigation if we do not come to an agreement with this former wholesale partner.

Our current cash position and projected operating cash flows are inadequate to cover these payments that are either past due or coming due in the next twelve months and support our working capital requirements.

The working capital deficit and the debt service due in the next twelve months raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to achieve planned operating cash flows, maintain availability under our line of credit financing, and the ability to raise additional alternative financing. Management is currently engaged in obtaining additional capital in the range of $4,000,000 in order to support the Company’s liquidity, improve our balance sheet and support our operating cash needs. On May 14, 2015, we successfully closed on a portion of the funding sought totaling $908,000 which resulted in cash proceeds of $454,000 after paying $363,200 of the $500,000 bridge loan facility which closed during March 2015 and placement fees of $90,800. (See our 8-K filing dated May 14, 2015 for details). We are highly dependent on obtaining the remainder of the financing sought. There is no assurance that we will be able to raise the additional funding needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

Financing activities:

During March 2015, the Company issued a secured note (bridge financing) to an investor for $500,000 of which $422,000 of net proceeds were received. The note is secured with accounts receivable related to service contracts. The net proceeds of $422,000 are to be used for working capital purposes. In addition to the interest, we agreed to deliver 1,000,000 restricted common shares to the lender.

On May 14, 2015, the Company closed on funding totaling $908,000 through the issuance of a convertible note. The note is secured with a first priority security interest in the revenues from certain of the Company’s contracts and the equipment associated with such contracts. Net cash proceeds to the Company were $454,000 after paying $363,200 of the outstanding bridge note of $500,000 and placement fees of $90,800. (See our recent 8-K filing dated May 14, 2015 for a more detailed discussion).

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this Item

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

In March 2015, in order to remediate a material weakness that existed as of December 31, 2014, the Board of Directors appointed Richard Stewart to the Audit Committee of the Board of Directors. Mr. Stewart is a Certified Public Accountant and has an MBA in Finance and a BBA in Marketing and Finance from the University of Michigan.

There were no other changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

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

ITEM 1A	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During March 2015, the Company issued a secured note (bridge financing) to an investor for $500,000 ofwhich $422,000 of net proceeds were received. The note is secured with accounts receivable related to service contracts. In addition to the interest, we agreed to deliver 1,000,000 restricted common shares to the lender. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

There were no other unregistered sales of equity securities that were not reported on a Current Report on Form 8-K during the quarter.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	mine safety disclosures

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

____________

* Filed herewith

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2015	LATTICE INCORPORATED

	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President (Principal Executive Officer)

Dated: May 20, 2015	LATTICE INCORPORATED

	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer (Principal Financial and Accounting Officer)

