Form 10-Q/A
period 2015-03-31
Lattice INC
filed 2015-05-26
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

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

As of May 19, 2015, 59,153,141 shares of the issuer’s common stock, par value $0.01, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

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

Dated: May 26, 2015	LATTICE INCORPORATED

	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President (Principal Executive Officer)

Dated: May 26, 2015	LATTICE INCORPORATED

	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer (Principal Financial and Accounting Officer)

4