Form 10-Q
period 2015-06-30
Lattice INC
filed 2015-08-14
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 14, 2015, 62,450,724 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part 1. FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$268,322	$255,954
Accounts receivable	2,481,323	2,248,931
Inventories	41,000	1,531
Note receivable - current	120,000	90,000
Costs and gross profit in excess of billings	586,825	449,129
Other current assets	618,561	465,654
Total current assets	4,116,031	3,511,199

Property and equipment, net	612,391	692,198
Other intangibles, net	585,012	650,012
Note receivable - long term	394,685	485,000
Other assets	58,473	76,071
Total assets	$5,766,592	$5,414,480

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,386,818	$1,377,187
Accrued expenses	2,848,326	2,475,140
Customer advances	1,630,112	1,187,225
Notes payable, net of debt discount	1,506,786	1,418,067
Derivative liability	33,562	69,765
Deferred revenue	26,457	82,628
Capital lease obligation	4,292	–
Total current liabilities	7,436,353	6,610,012
Long term liabilities:
Derivative liability	244,929	771,198
Capital lease obligation	9,572	–
Notes payable	44,715	–
Convertible notes payable, net of debt discount	1,166,996	378,364
Total long term liabilities	1,466,212	1,149,562
Total liabilities	8,902,565	7,759,574

Commitments and contingencies

Shareholders' deficit
Preferred stock - $.01 par value
Series A 9,000,000 shares authorized 3,565,815 and 5,405,815 issued and outstanding, respectively	35,658	54,058
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 520,000 issued and outstanding	5,200	5,200
Series D 636,400 shares authorized 590,910 issued and outstanding	5,909	5,909
Common stock - $.01 par value, 200,000,000 authorized, 62,450,724 and 53,879,348 issued and outstanding, respectively	624,507	543,794
Common stock subscribed - 500,000 shares	5,000	–
Additional paid-in capital	45,701,783	45,485,245
Accumulated deficit	(48,960,013)	(47,893,655)
Accumulated other comprehensive income (loss)	(5,921)	2,451
	(2,577,877)	(1,786,998)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' deficit	(3,135,973)	(2,345,094)
Total liabilities and shareholders' deficit	$5,766,592	$5,414,480

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$2,415,207	$2,253,609	$3,924,878	$4,587,450

Cost of revenue	1,249,100	1,349,818	2,234,202	2,790,689

Gross profit	1,166,107	903,791	1,690,676	1,796,761

Operating expenses:
Selling, general and administrative	1,142,894	996,944	2,222,303	1,914,946
Research and development	291,981	264,455	601,220	531,237
Total operating expenses	1,434,875	1,261,399	2,823,523	2,446,183

Income (loss) from operations	(268,768)	(357,608)	(1,132,847)	(649,422)

Other income (expense):
Derivative income (expense)	216,063	290,730	562,472	277,687
Amortization of deferred financing fees	(116,944)	(15,532)	(142,777)	(23,352)
Write-off of note receivable	–	–	(37,500)	–
Interest expense	(177,646)	(219,882)	(303,152)	(383,997)
Total other income	(78,527)	55,316	79,043	(129,662)

Loss before taxes	(347,295)	(302,292)	(1,053,804)	(779,084)

Income taxes	–	–	–	–

Net loss	(347,295)	(302,292)	(1,053,804)	(779,084)
Preferred stock dividend	(6,277)	(6,277)	(12,554)	(12,554)
Net loss available to common shareholders	(353,572)	(308,569)	(1,066,358)	(791,638)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares:
Basic	59,545,328	47,632,207	56,743,775	42,516,807
Diluted	59,545,328	47,632,207	56,743,775	42,516,807

Comprehensive Loss
Net loss	(347,295)	(302,292)	(1,053,804)	(779,084)
Foreign currency translation gain (loss)	(6,177)	–	(8,372)	–
Comprehensive loss	(353,472)	(302,292)	(1,062,176)	(779,084)

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
Cash flows from operating activities:
Net loss	$(1,053,804)	$(779,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of note receivable	37,500	–
Derivative (income) expense	(562,472)	(277,687)
Stock issued for services	37,500	–
Amortization of intangible assets	65,000	163,936
Amortization of debt discount	146,842	261,248
Bad debt expense	29,860	18,044
Amortization of deferred financing fees	142,777	23,352
Share-based compensation	123,851	116,078
Depreciation	163,696	183,810
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(262,252)	(395,544)
Inventories	(39,469)	8,160
Costs in excess of billings	(137,696)	–
Other current assets	15,616	(400,893)
Deposits	17,598	–
Increase (decrease) in:
Accounts payable and accrued liabilities	77,803	520,540
Billings in excess of costs and estimated earnings	–	(11,600)
Deferred revenue	(56,171)	–
Customer advances	442,887	55,000
Total adjustments	242,870	264,444
Net cash used in operating activities	(810,934)	(514,641)

Cash flows from investing activities:
Principal payments received on note receivable	22,815	–
Purchase of equipment	(2,029)	(54,628)
Net cash provided by (used in) investing activities	20,786	(54,628)

Cash flows from financing activities:
Cash paid for financing	(168,800)	–
Payments on capital lease	(721)	–
Payments on notes payable	(427,591)	(1,063,635)
Proceeds from the issuance of common stock, net	–	796,441
Proceeds from common stock subscribed	–	60,000
Proceeds from notes payable	500,000	1,500,000
Proceeds from convertible notes payable	908,000	–
Net cash provided by financing activities	810,888	1,292,806

Effect of exchange rate changes on cash	(8,372)	–

Net increase in cash and cash equivalents	12,368	723,537
Cash and cash equivalents - beginning of period	255,954	312,703
Cash and cash equivalents - end of period	268,322	1,036,240

Supplemental cash flow information
Interest paid in cash	$175,998	$120,047

Summary of non-cash investing and financing activities
Dividends declared but not paid	$12,554	$12,554
Conversion of notes payable into common stock	$–	$227,272
Conversion of accrued interest into common stock	$–	$39,546
Common stock issued for principle payment on note payable	$–	$60,000
Common stock issued as prepayment for services	$52,500	$–
Common stock issued for deferred financing fees	$70,000	$–
Stock to be issued for debt discount	$222,460	$–
Equipment purchased with a capital lease	$14,585	$–
Equipment purchased with note payable	$67,275	$–

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Note 1 – Organization and Summary of Significant Accounting Policies:

a) Organization

Lattice Incorporated (the “Company”) was incorporated in the State of Delaware May 1973 and commenced operations in July 1977. The Company began as a provider of specialized solutions to the telecom industry. Throughout its history, Lattice has adapted to the changes in this industry by reinventing itself to be more responsive and open to the dynamic pace of change experienced in the broader converged communications industry of today. Currently, Lattice provides advanced solutions for several vertical markets. The greatest change in operations is in the shift from being a component manufacturer to a solution provider focused on developing applications through software on its core platform technology. To further its strategy of becoming a solutions provider, the Company acquired a majority interest in “SMEI” in February 2005. In September 2006, the Company purchased all of the issued and outstanding shares of the common stock of Lattice Government Services, Inc., (“LGS”) (formerly Ricciardi Technologies Inc. (“RTI”)). LGS was founded in 1992 and provides software consulting and development services for the command and control of biological sensors and other Department of Defense requirements to United States federal governmental agencies either directly or through prime contractors of such governmental agencies. LGS’s proprietary products include SensorView, which provides clients with the capability to command, control and monitor multiple distributed chemical, biological, nuclear, explosive and hazardous material sensors. In December 2009, we changed RTI’s name to Lattice Government Services Inc. In January 2007, we changed our name from Science Dynamics Corporation to Lattice Incorporated. On May 16, 2011, we acquired 100% of the shares of Cummings Creek Capital, a holding company which owned 100% of the shares of CLR Group Limited. (“CLR”), a government contractor. Together, the SMEI, RTI and CLR acquisitions formed our federal government services business unit, Lattice Government Services (“LGS”). Through 2012 we operated in two segments, our federal government services unit and our telecommunication services business.

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the Government services segment, which derived its revenues mainly from contracts with federal government Department of Defense agencies either as a prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we sold the assets of LGS for approximately $1.2 million. These assets essentially comprised our federal government services segment operations. The Company retained certain assets and liabilities of LGS. The residual assets included approximately $1.2 million in incurred cost claims relative to cost recoverable type contract vehicles.

On November 1, 2013, the Company purchased certain assets of Innovisit, LLC. The acquired assets mainly included: awarded contracts, customer lists, and its intellectual property rights to video visitation software assets. Under the agreement, the workforce and operating infrastructure supporting Innovisit’s business operations have been transferred to Lattice, including but not limited to certain employees, and leases. This acquisition complemented the product offering of our telecom services business.

In 2013, the Company established a wholly owned subsidiary, Lattice Communications Inc., to enable us to operate in Canada. During 2014, we started operating a call center and collecting fee income for processing prepaid deposits for a large Canadian telecom provider which operates Lattice technology systems to provide call provisioning services to correctional facilities located in Canada.

b) Basis of Presentation Going Concern

At June 30, 2015, our working capital deficiency was approximately $3,320,000 which compared to a working capital deficiency of $3,099,000 at December 31, 2014. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management is currently engaged in raising capital with a goal of raising approximately $4,000,000, the proceeds of which will be used to improve working capital and strengthen our balance sheet. During May 2015, we secured a portion of the financing sought totaling $908,000 with net cash proceeds to the Company of $454,000 (see our 8K filing on May 20, 2015 for details). Securing the additional capital needed to support our liquidity needs may also reduce doubts about our ability to operate as a going concern. There is no assurance, however, that we will succeed in raising the additional financing needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s consolidated financial position and operating results. The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the six months ended June 30, 2015 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2014 appearing in Form 10-K filed on March 31, 2015.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2015, there was $328,794 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. This amount will be amortized over the remaining vesting periods of the grants.

k) Depreciation, Amortization and Long-Lived Assets:

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

In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data. Unobservable inputs reflect assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of June 30, 2015 and December 31, 2014, the derivative liabilities amounted to $278,491 and $840,963. In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

m) Derivative Financial Instruments and Registration Payment Arrangements

Derivative financial instruments, as defined in Financial Accounting Standards, consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company's own stock. These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved. In instances where derivative financial instruments require liability classification, the Company is required to initially and subsequently measure such instruments at fair value. Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments require classification in stockholders' equity (deficit). See Note 4 for additional information.

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

n) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operated in one segment during the six months ended June 30, 2015 and 2014 (Telecom services).

o) Basic and Diluted Income (Loss) Per Common Share

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 69 million shares at June 30, 2015 and 2014.

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

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

Note 2 – Notes Payable

Notes payable consists of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Bank line of credit (a)	$–	$–
Notes payable to shareholder/former director (b)	192,048	192,048
Notes payable (c)	1,261,719	1,066,019
Note payable, Innovisit (d)	97,734	160,000
Total notes payable	1,551,501	1,418,067
Less current maturities	(1,506,786)	(1,418,067)
Long term debt	$44,715	$–

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

The outstanding balance owed on the line at June 30, 2015 and December 31, 2014 was $0 and $0 respectively. If the credit facility is drawn upon, the interest rate would be 13.25%.

(b) Notes Payable to Shareholder/Former Director

There are two notes outstanding with a former director. The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal was to be paid. This note had an outstanding balance of $24,048 as of June 30, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

The second note dated October 14, 2011 had a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. This note had an outstanding balance of $168,000 as of June 30, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 difference between the face amount of the note and proceeds received was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655 as of December 31, 2014. As of June 30, 2015, there was $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under terms of the note agreement requiring principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of December 31, 2014 and June 30, 2015, there was $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2012. During the quarter ended June 30, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 as of December 31, 2014 and June 30, 2015. On January 23, 2014 the maturity date, the principal amounts of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

During March 2015, the Company issued a secured note to an investor for $500,000 for which $422,000 of net proceeds were received. Of the $500,000; $50,000 was an original issue discount and $28,000 was used for placement fees and legal expenses. In addition, the Company was required to issue 1,000,000 shares of common stock ($70,000 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount was recorded as a debt discount, while the placement and legal fees and the value of the 1,000,000 shares were recorded as deferred financing fees and included in prepaid expenses on the balance sheet. The debt discount is amortized using the effective interest method and the unamortized balance was $6,250 at June 30, 2015, resulting in a finance charge of $37,500 for the quarter ended June 30, 2015. We paid $363,200 of the principal balance on this note from the proceeds of the $908,000 convertible note closed May 2015. Because the principal was not paid in full by June 17, 2015, the Company must make monthly payments of $1,596 beginning July 17, 2015 and will be charged an annual interest rate of 14%. If the Company defaults on this note by missing a potential scheduled payment date, the Company must issue the Lender 1,250,000 shares of common stock, while still being responsible for the outstanding principal and interest. The initial payment was made on July 17, 2015. The principal outstanding on this note, net of debt discount of $6,250 as of June 30, 2015 was $130,550.

During June 2015, we closed on an equipment loan of $67,275 with Royal Bank America Leasing, L.P. The loan is payable monthly at $2,136 per month over a 36 month term with the last payment due May, 2018. The principal balance on this loan as of June 30, 2015 was $65,150.

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit. Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, (b) four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, and (c) final payment of $100,000 was due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid installments totaling $120,000 in cash in 2014, leaving a balance outstanding of $160,000 as of December 31, 2014. In 2015, the Company made cash payments on this note totaling $62,266 leaving $97,734 outstanding as of June 30, 2015.

Note 3 – Convertible Notes

On May 30, 2014, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC. The Company delivered a secured promissory note (the “LF1 Note”) in the principal sum of $1,500,000, bearing interest at 8% per annum and maturing on May 15, 2017. Interest on the LF1 Note is payable quarterly. Outstanding principal may be converted into restricted common stock. The Company also executed UCC financing statements, securing the LF1 Note with proceeds of certain agreements.

Each $10,000 of note principal is convertible into 75,000 common shares at an exercise price of $0.133333 per share any time after November 30, 2014, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions).  If the market price of Lattice common stock equals or exceeds twice the exercise price and certain other conditions are met, the Company may call the Note at face value for the purpose of forcing conversion of the balance of the LF1 Note into common stock.

The LF1 Note contains a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The initial fair value at May 30, 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On June 30, 2015 the derivative was valued at $244,929 which resulted in a derivative gain of $199,032 for the quarter ended June 30, 2015. The debt discount was amortized using the effective interest method and was $1,022,411 at June 30, 2015 resulting in a finance charge of $54,475 for the quarter ended June 30, 2015 included in the statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

The debt discount is being amortized over the life of the convertible note using the effective interest method.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. The assumptions used by the Company are summarized below:

	June 30, 2015	December 31, 2014
Closing stock price	$0.04	$0.10
Conversion price	$0.13	$0.13
Expected volatility	125%	125%
Remaining term (years)	1.88	2.38
Risk-free rate	0.95%	0.90%
Expected dividend yield	0%	0%

Convertible notes consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Convertible notes	$1,500,000	$1,500,000
Discount on convertible notes	(1,223,923)	(1,223,923)
Accumulated amortization of discount	201,512	102,287
Total convertible notes	$477,589	$378,364

On May 13, 2015, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC. The Company delivered a secured promissory note (the “LF2 Note”) in the principal sum of $908,000, bearing interest at 8% per annum and maturing on April 30, 2020. Interest on the LF2 Note is payable quarterly. After six months the Lender has the right to convert the principal amount of the note into conversion shares at any time before maturity at a price of $0.15, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions).  The Company cannot prepay the amount due. The Company also executed UCC financing statements, securing the LF2 Note with proceeds of certain agreements.

Each $1,000 of note principal is convertible into 1,000 common shares at an exercise price of $0.15, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilutive provisions). If the market price of Lattice common stock equals or exceeds twice the exercise price and certain other conditions are met, the Company may call the note at face value for the purpose of forcing conversion of the balance of the note in common stock.

The agreement contains a provision that for every $1,000 borrowed, the Company would need to issue 2,500 common shares to holder. The Company borrowed $908,000 on the note and needs to issue 2,270,000 shares valued at $0.07 per share based on the closing price the day of the borrowings. This resulted in a debt discount of $222,460, which is being amortized over the life of the loan using the effective interest method. Amortization expense of the debt discount was $3,867 in the current quarter. The Company has yet to issue these shares and has recorded $222,460 in accrued expenses at June 30, 2015.

In addition, the Company incurred deferred financing fees of $160,800 in connection with the notes which will be amortized over the life of the notes. Amortization expense for these deferred financing fees for the quarter ended June 30 2015 was $5,360. Included within the $160,800 is $70,000 relating to 1,000,000 shares to be issued upon closing of the agreement. The shares were valued at $0.07 per share, the market price of the stock at the closing date of the agreement. At June 30, 2015, these shares have yet to be issued; accordingly $70,000 has been included in accrued expenses.

Convertible notes consist of the following at June 30, 2015:

June 30, 2015
Convertible notes	$908,000
Discount on convertible notes	(222,460)
Accumulated amortization of discount	3,867
Total convertible notes	$689,407

Note 4 – Fair Value of Derivative Financial Instruments

The condensed consolidated balance sheet caption derivative liability includes warrants and a convertible note. The warrants were issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of June 30, 2015 and December 31, 2014, and are carried at fair value. The balance at June 30, 2015 was $33,562 compared to $69,765 at December 31, 2014. The convertible note issued May 30, 2014 (See Note 3) is indexed to 11,250,028 shares of the Company’s common stock and is carried at fair value of $244,929 at June 30, 2015.

The valuation of the derivative warrant liabilities is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as June 30, 2015 included the June 30, 2015 publicly traded stock price of the Company of $0.04, the conversion or strike price of $0.10 per the agreement, a historical volatility factor of 200% based upon forward terms of instruments, and a risk free rate of 2.07% and remaining life 7.23 years.

Note 5 – Litigation

On June 26, 2015, a former wholesale partner filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement, dated December 31, 2008 (the “MSA”). The former partner alleges that we breached the MSA by failing to pay commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2014.

Except as disclosed above, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Note 6 – Note Receivable

As part of the sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from Blackwatch International, Inc. for $700,000, which carried a 3% annual interest rate payable in 12 equal quarterly installments of $61,216 over a 3 year period. The first installment was due July 31, 2013 and each successive payment was due on the 15th day of the month following close of each quarter. Blackwatch never made these payments; therefore, the Company filed a lawsuit in the Superior Court of New Jersey to collect the monies. On April 7, 2015, a settlement was signed and the note receivable was settled for $537,500. The agreement calls for 7 quarterly payments of $30,000 after the April 15, 2015 payment, with the remaining balance of $297,500 being due in full on January 15, 2017. The Company received the first and second payments on April 15, 2015 and July 15, 2015.

Note 7 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2016. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease commitments as of June 30, 2015 are approximately as follows:

For the Twelve Months Ending June 30, :
2016	$43,819

Total rent expense was $22,248 for the quarter ended June 30, 2015 compared to $21,525 in the prior year quarter.

(b) Capital lease

During May 2015, we entered into a capital lease financing obligation with Marlin Leasing Corporation in the amount of $14,585 which bears interest at 13% and is payable monthly over a 3 year term at $497.00 per month.  The lease includes an end of term purchase option of $1.00. The outstanding principal balance on this lease at June 30, 2015 was $13,864.

Note 8 – Conversion of Preferred Stock

On March 27, 2015, we issued 714,280 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On April 7, 2015, we issued 1,571,416 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On April 29, 2015, we issued 1,303,561 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On June 2, 2015, we issued 1,607,130 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On June 10, 2015, we issued 1,374,989 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Note 9 – Issuance of Common Stock

On January 30, 2015 the Company entered into an agreement for a term of one year with a service provider, requiring 1,000,000 shares to be issued to the service provider in the form of compensation. The shares were valued at $90,000 based on the stock price on the date of the agreement. The stock compensation expense recorded for the quarter ended June 30, 2015 was $22,500. The remaining $52,500 is recorded on the balance sheet in prepaid expenses and will be expensed over the term of the agreement.

On May 14, 2015, the Company issued 1,000,000 shares as a finance fee for the March 2015 $500,000 bridge note. The shares were values at $0.07 per share and as a result $70,000 of deferred financing fees was accrued and recorded in the Balance Sheet at March 31, 2015 as accrued expense. The common shares were later issued and the accrued expense was reclassified to capital. The deferred finance fee is being amortized to expense over the term of the note.

Note 10 – Reclassifications

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

Business Overview:

Lattice’s target domestic market is small to mid-sized correctional facilities. The Company first launched its direct service business during 2011 in the state of Oklahoma. Previously, the Company served this market exclusively through other service providers. As of June 30, 2015, the Company has contracts in 35 of the 69 targeted correctional facilities in Oklahoma, approximately 50% of our target market. During 2014, we identified 8 additional markets to build on its initial market entry. To date, we have obtained certification to provide communications services in 5 of these 8 new states, and we are actively engaged in sales and marketing activities in all five. In addition, we identified key products and services that would enable the Company to maximize revenue generation in our accounts. These include key modules of our Corrections Operating Network™ (COP) which incorporates an investigative tool set, secure communications, video visitation, payment and trust accounting, customer care and kiosk solutions. In the second quarter we introduced our Video Arraignment solution, which helps facilities reduce labor costs and security risks associated with transporting inmates for courtroom arraignments. We are currently installing this solution in 3 facilities.

For the quarter ended June 30, 2015, total revenue increased by 7% compared to the prior year period. Service revenue for call provisioning and ancillary services accounted for approximately 50% of total revenues. Recurring direct call provisioning revenue increased by 23%, a key growth metric for our business strategy as we increase the number of end-user correctional facilities being serviced. Our wholesale service revenue decreased approximately $500,000 from the prior year period resulting from wholesale arrangements terminating in the fourth quarter of 2014. In late Q3 2015, we will launch our new CellMate™ Mobile platform, providing inmates with a new wireless communications device that encompasses the latest communications and media tools for inmates to maintain contact with friends and family and access resources for self-improvement. The value proposition of CellMate Mobile can lead to an increase in inmate morale and help contribute to a reduction in recidivism. We anticipate a number of new applications and services being offered through the CellMate™ platform in 2015. The launch of the new product enables the Company to provide a full suite of services that have not been traditionally made available to small and mid-sized correctional facilities. The device has been Beta-tested at a customer facility, and as we launch the platform, we expect to expand our revenue opportunities. Currently, our average revenue per inmate is over $800, compared to an industry average of $515 per inmate. We attribute the better revenue performance to our quality and accessibility of service, as well as an innovative product mix. We believe we can further enhance our revenue as we continue to deploy a full suite of phone, video, and mobile device services across our installation base. As we roll out the new CellMate™ platform, we anticipate adoption of the new technology to accelerate as we introduce new services and applications to the platform. We anticipate beginning to realize revenues from the new platform by the end of this year.

Additionally, we have had success in launching our solutions globally. Currently, we have customers in the U.K., Canada, Singapore, Japan, and Bermuda. Canada is our largest international market. We are currently working with multiple global partners, including telecommunication providers Bell Canada and Telus, to help develop new opportunities in current and new international markets.

Results of Operations – Three Months Ended June 30, 2015 Compared To The Three Months Ended June 30, 2014

The following tables set forth revenue, net loss, and certain expense items as a percentage of total revenue:

	For the Three Months Ended June 30,
	2015	2014
Revenue	$2,415,207	$2,253,609

Net loss	$(347,295)	$(302,292)

Net loss per common share – Basic and Diluted	$(0.01)	$(0.01)

	Operating Expenses For the Three Months Ended June 30,		Percent Of Sales For the Three Months Ended June 30,
	2015	2014	2015	2014
Research and Development	$291,981	$264,455	12.1%	11.7%

Selling, General and Administrative	$1,142,894	$996,944	47.3%	44.2%

REVENUES:

Total revenue for the quarter increased 7.2% to $2,415,000 which compared to $2,254,000 in the prior year quarter. We manage our total revenue into three components: service revenue, wholesaled technology products and licensing revenue.

Service revenue:

Service revenue is generated either on a direct basis or through a wholesale arrangement. Service revenue consists mainly of: call provisioning revenue, fees charged for prepaid account management, voicemail fees, support services, software maintenance and validation services. Total service revenue decreased 24% to $1,210,000, from $1,592,000 in the prior year. Service revenue accounted for 50% of total revenue in the current quarter compared to 71% in the prior year quarter. Service revenue further breaks down into direct services and wholesaled service.

Direct Service revenue:

Direct service revenue increased 11% to $1,194,000, from $1,076,000 in the prior year quarter. As a component of direct service revenue, call provisioning revenue increased 23% to $868,000 from $704,000 in the prior year period, a key strategic measure for our growth strategy. The direct call provisioning increase is mainly attributable to volume growth in the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled Service revenue:

Wholesaled service revenue decreased 97% to $15,000, from $516,000 in the prior year quarter. The wholesale revenue decrease was attributable to a large wholesale contract ending during 2014.

Wholesaled Technology revenue:

Our technology revenue, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, increased by 82%, to $1,205,000, from $661,000 in the prior year period. Wholesaled technology revenue varies significantly quarter to quarter and the changes should not be viewed as a trend.

Software Licensing revenue:

During the first quarter we adopted a new sales model by which we sell a perpetual use license for our technology separate from the hardware component. We adopted this model to establish long term contractual commitments with key partners, to generate a recurring revenue stream, and to add predictability to cash flows. During the first quarter, we received a $1,000,000 sales order from a key strategic wholesale partner. However, as of this filing, the execution of the associated licensing agreement has not been completed, primarily because of delays in the legal review of the agreement. Accordingly, we have not included any revenue attributable to this transaction as of June 30, 2015. We anticipate completing this transaction by the end of 2015. Under GAAP rules, the revenue on the sale (when completed) will be recognized ratably over the payment term in line with the amounts of the installment payments.

GROSS PROFIT:

Gross profit for the three months ended June 30, 2015 increased to $1,166,000, from $904,000 in the prior year period. Gross profit, as a percentage of revenues, increased to 48.3% from 40.1% for the same period in 2014. The increase in percentage is largely attributable to a shift in revenue mix primarily due to the effects of a higher level of wholesaled technology revenue during the quarter compared to the prior year quarter. Wholesaled technology revenue accounted for 50% of total revenue compared to 30% in the prior year period. Gross profit as a percentage of revenues for service revenues was consistent with prior year levels, at approximately 30%. The gross profit percentage on our wholesaled technology revenues increased to approximately 69% from 57% in the prior year period. The increase in the current quarter was primarily attributable to a single large customer order. The gross profit percentage for wholesaled technology revenue will vary with larger sales orders, but we expect the percentage on average to be in the 60% range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. For the three months ended June 30, 2015, research and development expenses increased to $292,000, as compared to $264,000 for the prior year period. The increase resulted from augmentation of engineering staff to support growth in technology products and to support development projects with strategic wholesale partners.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended June 30, 2015, these expenses increased by $146,000, to $1,143,000, from $997,000 in the comparable prior year period. As a percentage of revenues, these expenses were 47.3% for the three months ended June 30, 2015 versus 44.2% in the comparable prior year period. The increase consisted mainly of investments in our selling and marketing infrastructure incurred as the Company continues to expand its foot print into new geographic markets. These investments were partially offset by cost containment efforts in general administrative expenses.

INTEREST EXPENSE:

Interest expense decreased to $177,000 for the three months ended June 30, 2015, compared to $220,000 for the three months ended June 30, 2014. Included in the current period interest was approximately $96,000 of amortized debt discount related to debt financings which compared to approximately $151,000 in the prior year quarter. Excluding the noncash amortization of debt discount, interest increased to approximately $81,000 from $69,000 resulting from a greater level of average borrowings.

LOSS FROM OPERATIONS:

The Company’s loss from operations for the three months ended June 30, 2015 narrowed to $269,000, compared to a loss of $358,000 for the three months ended June 30, 2014. The decrease in loss compared to prior year was largely from an increase in gross profit on revenue growth and higher technology sales partially offset by higher operating expenses. The higher operating expenses, discussed above, related to investments in selling and marketing. The current quarter loss includes noncash expenses for depreciation, amortization and share-based compensation totaling approximately $250,000 which compares to noncash items totaling $232,000 in the prior year quarter.

Results of Operations – Six Months Ended June 30, 2015 Compared To The Six Months Ended June 30, 2014

The following tables set forth revenue, net loss, and certain expense items as a percentage of total revenue:

	For the Six Months Ended June 30,
	2015	2014
Revenue	$3,924,878	$4,587,450

Net loss	$(1,053,804)	$(779,084)

Net loss per common share – Basic and Diluted	$(0.02)	$(0.02)

	Operating Expenses For the Six Months Ended June 30,		Percent Of Sales For the Six Months Ended June 30,
	2015	2014	2015	2014
Research and Development	$601,220	$531,237	15.3%	11.6%

Selling, General and Administrative	$2,222,303	$1,914,946	56.6%	41.7%

REVENUES:

Total revenue for the six months ended June 30, 2015 decreased 14.4% to $3,925,000, which compared to $4,587,000 in the prior year period. We manage our total revenue in three components: service revenue, wholesaled technology products and licensing revenue.

Service revenue:

Service revenue derives from services provided to correctional facilities either on a direct basis or through a wholesale arrangement. Service revenue mainly consists of: call provisioning revenue, fees charged for prepaid account management, voicemail, support, software maintenance and validation services. Service revenue in total decreased 23.9% to $2,404,000, from $3,161,000 in the prior year period. Service revenue accounted for 61% of total revenue in the current period compared to 69% in the prior year period. Service revenue further breaks down into direct services and wholesaled service.

Direct Service revenue:

Direct service revenue increased 7.9% to $2,375,000, from $2,201,000 in the prior year period. Included in the $2,375,000 was call provisioning revenue which increased 18% to $1,752,000 from $1,489,000 in the prior year period, a key strategic measure for our growth strategy. The direct call provisioning increase is mainly attributable to volume growth in the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled Service revenue:

Wholesaled service revenue decreased 97% to $29,000, from $959,000 in the prior year period. The wholesale revenue decrease was attributable to a large wholesale service contract ending during 2014.

Wholesaled Technology revenue:

Our technology product revenues, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, increased by 6.6%, to $1,520,000, from $1,427,000 in the prior period. Wholesaled technology revenue varies significantly period to period and changes are not indicative of a trend.

Software Licensing revenue:

During the first quarter we adopted a new sales model by which we sell a perpetual use license for our technology separate from the hardware component. We adopted this model to establish long term contractual commitments with key partners, to generate a recurring revenue stream, and to add predictability to cash flows. During the first quarter, we received a $1,000,000 sales order from a key strategic wholesale partner. However, as of this filing, the execution of the associated licensing agreement has not been completed, primarily because of delays in the legal review of the agreement. Accordingly, we have not included any revenue attributable to this transaction as of June 30, 2015. We anticipate completing this transaction by the end of 2015. Under GAAP rules, the revenue on the sale (when completed) will be recognized ratably over the payment term in line with the amounts of the installment payments.

GROSS PROFIT:

Gross profit decreased to $1,691,000, from $1,797,000 in the prior year period. Gross profit, as a percentage of revenues, increased to 43.1% from 39.2% in the prior year period. The increase in percentage was attributable to a shift in revenue mix primarily from the effects of a higher level of wholesaled technology revenue during the current period compared to prior year period. Wholesaled technology revenue accounted for 39% of total revenue compared to 31% in the prior year period. Gross profit as a percentage of revenues for service revenues was consistent with prior year level, at approximately 30%. The percentage on our wholesaled technology revenues increased to approximately 66% from 60% in the prior year period. The gross margin increase in the current period was primarily attributable to a large single order during the current quarter. The gross profit percentage for wholesaled technology revenue will vary with larger sales orders but we expect the percentage on average to be in the 60% range.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. Research and development expenses increased to $601,000, as compared to $531,000 for the prior year period. The increase is due to augmentation of engineering staffing to support growth in adding technology products and to support development projects in conjunction with strategic wholesale partners.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the six months ended June 30, 2015, these expenses increased by $307,000, to $2,222,000, from $1,915,000 in the comparable prior year period. As a percentage of revenues, these expenses were 56.6% for the six months ended June 30, 2015 versus 41.7% in the comparable prior year period. The increase mainly consisted of cost containment in general administrative expenses offset by investments in our selling and marketing infrastructure as the Company continues to expand its foot print into new geographic markets.

INTEREST EXPENSE:

Interest expense decreased to $303,000 for the six months ended June 30, 2015, compared to $384,000 for the six months ended June 30, 2014. Included in the current period interest was approximately $147,000 of amortized debt discount related to debt financings compared to approximately $265,000 in the prior year period. Excluding the noncash amortization of debt discount, interest increased to approximately $156,000 from $119,000 resulting from a greater level of average borrowings.

LOSS FROM OPERATIONS:

The Company’s loss from operations for the six months ended June 30, 2015 increased to $1,133,000, compared to a loss of $649,000 for the six months ended June 30, 2014. The increase in loss compared to prior year period was largely due to the loss of gross profit contribution from the loss of wholesale service business in 2014, which was partially offset by additional gross profit contribution from growth in direct service and technology revenue. Also factoring into the increase in loss was an increase in operating expenses compared to prior year levels. The higher operating expenses, discussed above, related mainly to investments in selling and marketing. The current period loss includes noncash expenses for depreciation, amortization and share-based compensation totaling approximately $480,000 which compares to noncash totaling $464,000 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $268,000 at June 30, 2015, from $256,000 at December 31, 2014.

Net cash used in operating activities was $811,000 for the six months ended June 30, 2015, compared to $515,000 in the prior year period. Factors included in net cash used in operating activities included a reported net loss of $1,054,000, which adjusts to a net cash loss of $869,000 after adding back non-cash items totaling $185,000, and a change in our operating assets and liabilities resulting in a positive cash flow of $58,000.

Net cash provided by investing activities was $21,000 for six months ended June 30, 2015, compared to net cash used of $55,000 in the prior year period. Net cash provided by investing activities of $21,000 included payments received on principle of $22,815 relating to the note receivable with Blackwatch International Inc. (see Note 6 to our financials). This was offset by $2,000 spent on equipment. We expect to continue to have a need for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing and debt and equity financings.

Net cash provided by financing activities was $811,000 for the six months ended June 30, 2015 compared to net cash provided by financing activities of $1,293,000 in the prior year period. Key factors included in the $811,000 were: (i) $422,000 of net cash proceeds from the issuance of a March 2015 bridge financing note in the amount of $500,000 (we paid financing fees of $78,000 in connection with the issuance of the note) and (ii) $454,000 of net cash proceeds from the issuance of a May 14, 2015 promissory note in the principal amount of $908,000 (we repaid $363,200 on the $500,000 March 2015 bridge financing and paid cash placement fees of $90,800 in connection with the issuance of the note). This was partially offset by repayments of principal on other debt totaling $64,000.

GOING CONCERN CONSIDERATIONS

At June 30, 2015, our working capital deficit was $3,320,000, which compared to a working capital deficit of $3,099,000 at December 31, 2014. We have approximately $1.5 million in principal due on notes which are either past due or are coming due in the next twelve months. Additionally, we are carrying a significant level of past due general unsecured trade payables included in the current liability section of our balance sheet. A significant component of these current liabilities relates to past due amounts owed to a former wholesale partner pursuant to a wholesale agreement that terminated in 2014. The amount owed is a general, unsecured, on-demand liability. On June 26, 2015, this former wholesale partner filed an arbitration claim against us with JAMS pursuant to the wholesale agreement. The former wholesale partner alleges that we breached the agreement by failing to pay commissions pursuant to the agreement and that we owe approximately $2.9 million, including interest.  We filed a reply to the claim on July 24, 2014.  We are also currently negotiating with them to settle the claim (See Note 5 to financials). However, there is no assurance that we will be successful in these negotiations.

Our current cash position and projected operating cash flows are inadequate to cover these payments that are either past due or coming due in the next twelve months and support our working capital requirements.

The working capital deficit and the debt service coming due in the next twelve months raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to achieve planned operating cash flows, maintain availability under our line of credit financing, and the ability to raise additional alternative financing. Management is currently engaged in obtaining additional capital in the range of $4,000,000 in order to support the Company’s liquidity, improve our balance sheet and support our operating cash needs. On May 14, 2015, we successfully closed on a portion of the funding sought totaling $908,000, which resulted in net cash proceeds of $454,000 after paying $363,200 of the $500,000 bridge loan facility which closed during March 2015 and placement fees of $90,800. Our future operations are highly dependent on obtaining the remainder of the financing sought. There is no assurance that we will be able to obtain the additional funding needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

Financing activities:

During March 2015, the Company issued a secured note (bridge financing) to an investor for $500,000 of which $422,000 of net proceeds were received. The note is secured with accounts receivable related to service contracts. The net proceeds of $422,000 are to be used for working capital purposes. In addition to the interest, we agreed to deliver 1,000,000 restricted common shares to the lender. $363,200 of the principal amount of the note issued in this financing were repaid with the proceeds of the May 14, 2015 financing described below.

On May 14, 2015, the Company closed on funding totaling $908,000 through the issuance of a convertible note. The note is secured with a first priority security interest in the revenues from certain of the Company’s contracts and the equipment associated with such contracts. Net cash proceeds to the Company were $454,000 after paying $363,200 of the outstanding March 2015 bridge note of $500,000 and placement fees of $90,800. (See our recent 8-K filing dated May 14, 2015 for a more detailed discussion.)

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this Item.

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

Changes in Internal Controls

There were no other changes in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On June 26, 2015, a former wholesale partner filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA. They allege that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2014.

Except as disclosed above, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 27, 2015, we issued 714,280 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On April 7, 2015, we issued 1,571,416 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On April 9, 2015, we issued 1,000,000 shares of our common stock to a consultant in exchange for services to be rendered. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On April 29, 2015, we issued 1,303,561 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On June 2, 2015, we issued 1,607,130 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On June 10, 2015, we issued 1,374,989 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

There were no other unregistered sales of equity securities that were not reported on a Current Report on Form 8-K during the quarter.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	mine safety disclosures

Not Applicable.

ITEM 5	OTHER INFORMATION

The information included in Item 3 above is incorporated by reference herein.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

10.1***	Loan and Security Agreement dated May 14, 2015, between Lattice Funding, LLC and the Company

10.2***	Promissory Note dated May 14, 2015 made in favor of Lattice Funding, LLC

10.3***	Placement Agent Agreement dated May 14, 2015 between Cantone Research Inc. and the Company

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

____________

*	Filed herewith.
**	To be filed by amendment.
***	Incorporated by reference to our Current Report on Form 8-K dated May 14, 2015, filed with the SEC on May 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	LATTICE INCORPORATED

	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President (Principal Executive Officer)

Dated: August 14, 2015	LATTICE INCORPORATED

	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer (Principal Financial and Accounting Officer)

