Form 10-Q
period 2015-09-30
Lattice INC
filed 2015-11-16
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015, 63,964,057 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part 1. FINANCIAL INFORMATION

ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$89,791	$255,954
Accounts receivable	2,271,736	2,248,931
Inventories	16,000	1,531
Note receivable	120,000	90,000
Costs and gross profit in excess of billings	408,079	449,129
Other current assets	438,129	465,654
Total current assets	3,343,735	3,511,199

Property and equipment, net	566,074	692,198
Other intangibles, net	552,512	650,012
Note receivable	364,685	485,000
Other assets	58,473	76,071
Total assets	$4,885,479	$5,414,480

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,290,768	$1,377,187
Accrued expenses	2,937,503	2,475,140
Customer advances	1,543,487	1,187,225
Notes payable, net of debt discount	1,461,832	1,418,067
Derivative liability	22,581	69,765
Deferred revenue	79,653	82,628
Capital lease obligation	4,443	–
Total current liabilities	7,340,267	6,610,012

Long term liabilities:
Derivative liability	218,819	771,198
Capital lease obligation	8,403	–
Convertible notes payable, net of debt discount	1,241,198	378,364
Notes payable	39,311	–
Total long term liabilities	1,507,731	1,149,562
Total liabilities	8,847,998	7,759,574

Shareholders' deficit
Preferred stock - $.01 par value
Series A 9,000,000 shares authorized 3,565,815 and 5,405,815 issued and outstanding, respectively	35,658	54,058
Series B 1,000,000 shares authorized 1,000,000 issued and outstanding	10,000	10,000
Series C 520,000 shares authorized issued and outstanding	5,200	5,200
Series D 590,910 shares authorized issued and outstanding	5,909	5,909
Common stock - $.01 par value, 200,000,000 authorized,	639,641	543,794
63,964,057 and 53,879,348 issued and outstanding, respectively
Common stock subscribed - 500,000 shares	5,000	–
Additional paid-in capital	45,855,805	45,485,245
Accumulated deficit	(49,960,861)	(47,893,655)
Accumulated other comprehensive income (loss)	(775)	2,451
	(3,404,423)	(1,786,998)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' deficit	(3,962,519)	(2,345,094)
Total liabilities and shareholders' deficit	$4,885,479	$5,414,480

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,901,730	$2,030,599	$5,826,608	$6,618,049

Cost of revenue	1,288,495	1,182,797	3,522,697	3,973,486

Gross profit	613,235	847,802	2,303,911	2,644,563

Operating expenses:
Selling, general and administrative	1,113,035	1,111,590	3,335,338	3,126,536
Research and development	282,095	228,838	883,315	660,075
Total operating expenses	1,395,130	1,340,428	4,218,653	3,786,611

Loss from operations	(781,895)	(492,626)	(1,914,742)	(1,142,048)

Other income (expense):
Derivative income (expense)	37,091	311,527	599,563	589,214
Amortization of deferred financing fees	(43,821)	(25,833)	(186,598)	(49,185)
Write-off of note receivable	–	–	(37,500)	–
Interest expense	(205,946)	(107,859)	(509,098)	(491,856)
Total other income (expense)	(212,676)	177,835	(133,633)	48,173

Loss before taxes	(994,571)	(314,791)	(2,048,375)	(1,093,875)

Income taxes	–	–	–	–

Net loss	(994,571)	(314,791)	(2,048,375)	(1,093,875)
Preferred stock dividend	(6,277)	(6,277)	(18,831)	(18,831)
Net loss available to common shareholders	(1,000,848)	(321,068)	(2,067,206)	(1,112,706)

Loss per common share
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares:
Basic	63,223,840	48,612,617	58,927,533	44,172,926
Diluted	63,223,840	48,612,617	58,927,533	44,172,926

Comprehensive Loss
Net loss	(994,571)	(314,791)	(2,048,375)	(1,093,875)
Foreign currency translation gain (loss)	5,146	–	(3,226)	–
Comprehensive Loss	(989,425)	(314,791)	(2,051,601)	(1,093,875)

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(2,048,375)	$(1,093,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of note receivable	37,500	–
Derivative (income) expense	(599,563)	(589,214)
Stock issued for services	60,000	90,000
Amortization of intangible assets	97,500	212,924
Amortization of debt discount	227,294	292,779
Bad debt expense	35,375	18,044
Amortization of deferred financing fees	186,598	34,444
Share-based compensation	187,074	174,117
Depreciation	247,940	268,372
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(58,180)	(519,473)
Inventories	(14,469)	8,033
Costs in excess of billings	41,050	(173,213)
Other current assets	102,100	(140,507)
Deposits	17,598	–
Increase (decrease) in:
Accounts payable and accrued liabilities	198,213	453,415
Deferred revenue	(2,975)	(33,584)
Customer advances	356,262	188,808
Total adjustments	1,119,317	284,945
Net cash used in operating activities	(929,058)	(808,930)

Cash flows from investing activities:
Principal payments received on note receivable	52,815	–
Purchase of equipment	(39,956)	(118,496)
Net cash provided by (used in) investing activities	12,859	(118,496)

Cash flows from financing activities:
Cash paid for financing	(168,800)	(148,000)
Payments on capital lease	(1,739)	–
Payments on notes payable	(484,199)	(1,223,636)
Proceeds from the issuance of common stock, net	–	796,441
Proceeds from common stock subscribed	–	60,000
Proceeds from notes payable	500,000	1,500,000
Proceeds from convertible notes payable	908,000	–
Net cash provided by financing activities	753,262	984,805

Effect of exchange rate changes on cash	(3,226)	–

Net increase (decrease) in cash and cash equivalents	(166,163)	57,379
Cash and cash equivalents - beginning of period	255,954	312,703
Cash and cash equivalents - end of period	89,791	370,082

Supplemental cash flow information
Interest paid in cash	$225,669	$186,108

Summary of non-cash investing and financing activities
Dividends declared but not paid	$18,831	$18,831
Conversion of notes payable into common stock	$–	$227,272
Conversion of accrued interest into common stock	$–	$39,546
Common stock issued for principal payment on note payable	$–	$60,000
Common stock issued as prepayment for services	$30,000	$–
Common stock issued for deferred financing fees	$70,000	$–
Stock to be issued for debt discount	$158,900	$–
Equipment purchased with a capital lease	$14,585	$–
Equipment purchased with note payable	$67,275	$–

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

b) Basis of Presentation Going Concern

At September 30, 2015, our working capital deficiency was approximately $3,997,000 compared to a working capital deficiency of approximately $3,099,000 at December 31, 2014. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management is currently engaged in raising capital with a goal of raising approximately $4,000,000, the proceeds of which will be used to improve working capital and strengthen our balance sheet. During May 2015, we secured a portion of the financing sought totaling $908,000 with net cash proceeds to the Company of $454,000 (see our 8K filing on May 20, 2015 for details). Securing the additional capital needed to support our liquidity needs may also reduce doubts about our ability to operate as a going concern. There is no assurance, however, that we will succeed in raising the additional financing needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

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

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the nine months ended September 30, 2015 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2014 appearing in Form 10-K filed on March 31, 2015.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At September 30, 2015, there was $291,873 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. This amount will be amortized over the remaining vesting periods of the grants.

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

As of September 30, 2015 and December 31, 2014, the derivative liabilities amounted to $241,400 and $840,963. In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

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

n) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operated in one segment during the nine months ended September 30, 2015 and 2014 (Telecom services).

o) Basic and Diluted Income (Loss) Per Common Share

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 69 million shares at September 30, 2015 and 2014.

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

Note 2 – Notes Payable

Notes payable consists of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Bank line of credit (a)	$–	$–
Notes payable to shareholder/former director (b)	192,048	192,048
Notes payable (c)	1,261,361	1,066,019
Note payable, Innovisit (d)	47,734	160,000
Total notes payable	1,501,143	1,418,067
Less current maturities	(1,461,832)	(1,418,067)
Long term debt	$39,311	$–

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

The outstanding balance owed on the line at September 30, 2015 and December 31, 2014 was $0 and $0 respectively. If the credit facility is drawn upon, the interest rate would be 13.25%.

(b) Notes Payable to Shareholder/Former Director

There are two notes outstanding with a former director. The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal was to be paid. This note had an outstanding balance of $24,048 as of September 30, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

The second note is dated October 14, 2011 had a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. This note had an outstanding balance of $168,000 as of September 30, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 difference between the face amount of the note and proceeds received was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655 as of December 31, 2014. As of September 30, 2015, there was $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under terms of the note agreement requiring principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of December 31, 2014 and September 30, 2015, there was $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2012. During the quarter ended June 30, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 as of December 31, 2014 and September 30, 2015. On January 23, 2014 the maturity date, the principal amounts of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

During March 2015, the Company issued a secured note to an investor for $500,000 for which $422,000 of net proceeds were received. Of the $500,000; $50,000 was an original issue discount and $28,000 was used for placement fees and legal expenses. In addition, the Company was required to issue 1,000,000 shares of common stock ($70,000 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount was recorded as a debt discount, while the placement and legal fees and the value of the 1,000,000 shares were recorded as deferred financing fees and included in prepaid expenses on the balance sheet. The debt discount is amortized using the effective interest method. The debt discount has been fully amortized as of September 30, 2015. We paid $363,200 of the principal balance on this note from the proceeds of the $908,000 convertible note closed May 2015. Because the principal was not paid in full by June 17, 2015, the Company was required to make monthly payments of $1,596 beginning July 17, 2015 and is being charged an annual interest rate of 14%. If the Company defaults on this note by missing a potential scheduled payment date, the Company must issue the Lender 1,250,000 shares of common stock, while still being responsible for the outstanding principal and interest. On July 17, 2015, the Company defaulted on the required monthly payment and was required to issue the 1,250,000 shares. The value of the shares to be issued was $25,000, which is included in interest expense. The shares have yet to be issued so the value of the shares is included in accrued expenses. The principal outstanding on this note as of September 30, 2015 was $136,800.

During June 2015, we closed on an equipment loan of $67,275 with Royal Bank America Leasing, L.P. The loan is payable monthly at $2,136 per month over a 36 month term with the last payment due in May 2018. The principal balance on this loan as of September 30, 2015 was $58,542.

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit. Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, (b) four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, and (c) final payment of $100,000 was due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid installments totaling $120,000 in cash in 2014, leaving a balance outstanding of $160,000 as of December 31, 2014. In 2015, the Company made cash payments on this note totaling $112,266 leaving $47,734 outstanding as of September 30, 2015.

Note 3 – Convertible Notes

Convertible Note With Derivative Conversion Feature

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

The LF1 Note contains a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore does not meet the scope exception in FASB ASC 815-10-15 and thus needs to be accounted for as a derivative liability. The initial fair value at May 30, 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On September 30, 2015 the derivative was valued at $218,819 which resulted in a derivative gain of $26,110 for the quarter ended September 30, 2015. The debt discount was amortized using the effective interest method and was $956,090 at September 30, 2015 resulting in a finance charge of $66,321 for the quarter ended September 30, 2015 included in the statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Monte Carlo model.

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

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. The assumptions used by the Company are summarized below:

	September 30, 2015	December 31, 2014
Closing stock price	$0.03	$0.10
Conversion price	$0.13	$0.13
Expected volatility	165%	125%
Remaining term (years)	1.63	2.38
Risk-free rate	0.52%	0.90%
Expected dividend yield	0%	0%

The convertible note with a derivative conversion feature consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Principal	$1,500,000	$1,500,000
Discount	(1,223,923)	(1,223,923)
Accumulated amortization of discount	267,833	102,287
Total	$543,910	$378,364

Other Convertible Note

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

The agreement contains a provision that for every $1,000 borrowed, the Company would need to issue 2,500 common shares to holder. The Company borrowed $908,000 on the note and needs to issue 3,178,000 shares valued at $0.07 per share based on the closing price the day of the borrowings. This resulted in a debt discount of $222,460, which is being amortized over the life of the loan using the effective interest method. Amortization expense of the debt discount was $7,881 in the current quarter. The Company has yet to issue 2,270,000 of these shares and has $158,900 included in accrued expenses at September 30, 2015.

In addition, the Company incurred deferred financing fees of $133,173 in connection with the notes which will be amortized over the life of the notes. Amortization expense for these deferred financing fees for the quarter ended September 30 2015 was $6,659. Included within the $133,173 is $42,373 relating to 605,333 shares to be issued upon closing of the agreement. The shares were valued at $0.07 per share, the market price of the stock at the closing date of the agreement.

The LF2 convertible note consists of the following at September 30, 2015:

September 30, 2015
Principal	$908,000
Discount	(222,460)
Accumulated amortization of discount	11,748
Total	$697,288

Note 4 – Fair Value of Derivative Financial Instruments

The condensed consolidated balance sheet caption derivative liability includes warrants and a convertible note. The warrants were issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of September 30, 2015 and December 31, 2014, and are carried at fair value. The balance at September 30, 2015 was $22,581 compared to $69,765 at December 31, 2014. The convertible note issued May 30, 2014 (See Note 3) is indexed to 11,250,028 shares of the Company’s common stock and is carried at fair value of $218,819 at September 30, 2015.

The valuation of the derivative warrant liabilities is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as September 30, 2015 included the September 30, 2015 publicly traded stock price of the Company of $0.03, the conversion or strike price of $0.10 per the agreement, a historical volatility factor of 216% based upon forward terms of instruments, and a risk free rate of 1.75% and remaining life 6.98 years.

Note 5 – Litigation

On June 26, 2015, a former wholesale partner filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement, dated December 31, 2008 (the “MSA”). The former partner alleges that we breached the MSA by failing to pay commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015.

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

Note 6 – Note Receivable

As part of the sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from Blackwatch International, Inc. for $700,000, which carried a 3% annual interest rate payable in 12 equal quarterly installments of $61,216 over a 3 year period. The first installment was due July 31, 2013 and each successive payment was due on the 15th day of the month following close of each quarter. Blackwatch never made these payments; therefore, the Company filed a lawsuit in the Superior Court of New Jersey to collect the monies. On April 7, 2015, a settlement was signed and the note receivable was settled for $537,500. The agreement calls for 7 quarterly payments of $30,000 after the April 15, 2015 payment, with the remaining balance of $297,500 being due in full on January 15, 2017. The Company received the first and second payments on April 15, 2015 and July 15, 2015. Blackwatch failed to pay the amount that was due and payable under Paragraph 2a of the Agreement on October 15, 2015. Written notice of default was sent to Blackwatch on November 4th and Lattice shall exercise all of its rights and pursue all of its remedies against Blackwatch as set forth in the Agreement.

Note 7 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2016. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease commitments as of September 30, 2015 are approximately as follows:

For the Twelve Months Ending September 30, :
2016	$31,868

Total rent expense was $19,000 for the quarter ended September 30, 2015 compared to $25,755 in the prior year quarter.

(b) Capital lease

During May 2015, we entered into a capital lease financing obligation with Marlin Leasing Corporation in the amount of $14,585 which bears interest at 13% and is payable monthly over a 3 year term at $497.00 per month.  The lease includes an end of term purchase option of $1.00. The outstanding principal balance on this lease at September 30, 2015 was $12,846.

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

Note 9 – Issuance of Common Stock

On January 30, 2015 the Company entered into an agreement for a term of one year with a service provider, requiring 1,000,000 shares to be issued to the service provider in the form of compensation. The shares were valued at $90,000 based on the stock price on the date of the agreement. The stock compensation expense recorded for the quarter ended September 30, 2015 was $22,500. The remaining $30,000 is recorded on the balance sheet in prepaid expenses and will be expensed over the term of the agreement.

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

On August 14, 2015, in conjunction with a $908,000 convertible note financing, we issued 908,000 shares of our common stock to investors and 605,333 shares of our common stock to Cantone as placement agent. The note is convertible into 6,053,333 shares of our common stock. The note and shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

Note 10 – Reclassifications

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation.

Note 11 – Subsequent Events

On November 2, 2015, Lattice entered into agreements with Barron Partners LP, pursuant to which we agreed to purchase from Barron all of the securities of the Company owned by Barron, subject to our receiving sufficient funding. As of the date of the agreement, Barron owned 2,239,395 shares of the Company’s common stock, 3,589,488 shares of the Company’s Series A Convertible Preferred Stock, 520,000 shares of the Company’s Series C Convertible Preferred Stock, and 590,910 shares of the Company’s Series D Convertible Preferred Stock. The aggregate purchase price was $1,150,000 and the securities could be purchased in tranches at the Company’s option. No purchases may be made under the Purchase Agreement after November 30, 2015.

On November 6, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantone Asset Management, LLC(“Cantone”), pursuant to which Cantone will loan the Company a gross amount of $580,000, less an original issue discount of $58,000 (the“Loan”). We will use $136,800 (plus interest) of such amount to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement is contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company is also obligated to issue 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and will pay Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. The promissory note issued to Cantone will not begin to bear interest until February 6, 2015, at which point it will bear interest at a rate of 14% per year. The Note will mature on May 2, 2016.

On November 2, 2015, Lattice entered into a Securities Purchase Agreement pursuant to which the Company plans to sell in a private placement to accredited investors up to 44,444,444 shares of its common stock at $0.036 per share for aggregate gross proceeds of$1,600,000. As of the date of this filing, we have sold 11,570,000 shares to accredited investors for gross proceeds of $416,520. In connection with the private placement, the Company engaged Boenning & Scattergood, Inc. (“B&S”) as placement agent whereby the Company is obligated to pay a placement fee equal to 5% of the purchase price in cash and issue a warrant to purchase 3% of the shares of common stock sold in the private placement at an exercise price of $0.36 per share. The net proceeds of the transaction will be used to first purchase the securities owned by Barron and then any excess to be used for working capital. Of the amount raised thus far, $416,520 has been wired to Barron Partners for the purchase of a portion of its securities, as described above and $20,826 has been paid to B&S.

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

Business Overview:

Lattice’s target domestic market is small to mid-sized correctional facilities. The Company first launched its direct service business during 2011 in the state of Oklahoma. Previously, the Company served this market exclusively through other service providers. As of September 30, 2015, the Company has contracts in 35 of the 69 targeted correctional facilities in Oklahoma, approximately 50% of our target market. During 2014, we identified 8 additional markets to build on its initial market entry. To date, we have obtained certification to provide communications services in 5 of these 8 new states, and we are actively engaged in sales and marketing activities in all five. In addition, we identified key products and services that would enable the Company to maximize revenue generation in our accounts. These include key modules of our Corrections Operating Network™ (COP) which incorporates an investigative tool set, secure communications, video visitation, payment and trust accounting, customer care and kiosk solutions. In the second quarter we introduced our Video Arraignment solution, which helps facilities reduce labor costs and security risks associated with transporting inmates for courtroom arraignments. We are currently installing this solution in 3 facilities.

For the quarter ended September 30, 2015, total revenue decreased by 6% compared to the prior year period. Service revenue for call provisioning and ancillary services accounted for approximately 68% of total revenues. Direct call provisioning revenue, a component of recurring service revenue increased by 27%, a key growth metric for our business strategy as we increase the number of deposit touch points and end-user correctional facilities being serviced. Despite the solid growth in service revenue, the overall revenue decline was attributable to a decrease in technology sales of $350,000 or 37% during the quarter, compared to prior year. These revenues fluctuate quarter to quarter and can have a material impact on financial results. Accordingly, management believes the decline in this quarter should be viewed as a component of quarter to quarter variance. In late Q3 2015, we launched our CellMate™ Mobile platform, providing inmates with a new wireless communications device that encompasses the latest communications and media tools for inmates to maintain contact with friends and family and access resources for self-improvement. The value proposition of CellMate Mobile can lead to an increase in inmate morale and help contribute to a reduction in recidivism. We anticipate a number of new applications and services being offered through the CellMate™ platform in 2015. The launch of the new product enables the Company to offer a full suite of services that have not been traditionally available to small and mid-sized correctional facilities. Currently, our average revenue per inmate is over $800, compared to an industry average of $515 per inmate. We attribute the better revenue performance to quality and accessibility of service, as well as an innovative product mix. We believe we can further enhance our revenue as we continue to deploy a full suite of phone, video, and mobile device services across our installation base. As we roll out the new CellMate™ platform, we believe adoption of the new technology will accelerate as we introduce new services and applications to the platform. We anticipate beginning to realize revenues from the new platform by the end of this year.

On October 22, 2015 the FCC adopted a new order to cap call rates charged for inmate phone calls and eliminate most ancillary fees. We anticipate the new rates to go into effect in the first half of 2016. We have done a preliminary review of the new rates and we don’t anticipate a material impact to our revenue or gross margins.

The Company is currently engaged in a capital raise to increase working capital and buyout the preferred shares currently held by Barron Partners. The buyback of the preferred shares will not impact fully diluted share count but will simplify the company’s capital structure.

Additionally, we have had success in launching our solutions globally. Currently, we have customers in the U.K., Canada, Singapore, Japan, and Bermuda. Canada is our largest international market. We are currently working with multiple global partners, including telecommunication providers Bell Canada and Telus, to help develop new opportunities in current and new international markets.

Results of Operations – Three Months Ended September 30, 2015 Compared To The Three Months Ended September 30, 2014

	2015	2014
Revenue	$1,901,730	$2,030,599

Net loss	$(994,571)	$(314,790)

Net loss per common share – Basic and Diluted	$(0.02)	$(0.01)

	Operating Expenses		Percent Of Sales
	2015	2014	2015	2014
Research and Development	$282,905	$278,838	15%	14%

Selling, General and Administrative	$1,113,035	$1,061,590	59%	52%

REVENUES:

Total revenue for the quarter decreased 6% to approximately $1,902,000 from $2,031,000 in the prior year quarter. We manage our total revenue in three components: service revenue, wholesaled technology revenue and licensing revenue.

Service revenue:

Service revenue is generated either on a direct basis or through a wholesale arrangement. Service revenue consists mainly of call provisioning revenue, fees charged for prepaid account management, voicemail fees, support services, software maintenance, and validation services. Total service revenue increased 21% to approximately $1,295,000 from approximately $1,074,000 in the prior year quarter. Service revenue accounted for 68% of total revenue in the current quarter compared to 53% in the prior year quarter. Service revenue further breaks down into direct services and wholesaled service.

Direct services revenue increased 29% to approximately $1,282,000 from approximately $993,000 in the prior year quarter. As a component of direct service revenue, call provisioning revenue increased 27% to approximately $970,000 from approximately $766,000 in the prior year quarter, a key strategic measure for our growth strategy. The direct call provisioning increase is mainly attributable to adding touch points for collecting prepaid deposits, either by installing kiosks or integrating with commissary systems and by increasing the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled service revenue decreased 97% to approximately $14,000 from approximately $81,000 in the prior year quarter. The wholesale revenue decrease was attributable to a large wholesale contract ending during 2014. Wholesaled revenue going forward will be insignificant as the Company will continue to focus on providing services directly to end-user facilities.

Wholesaled technology revenue:

Our technology revenue, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, decreased by 37% to approximately $607,000 from approximately $957,000 in the prior year quarter. Wholesaled technology revenue varies significantly quarter to quarter.

Software licensing revenue:

During the first quarter we adopted a sales model separating perpetual use licenses from technology hardware. The model allows the Company to establish long term contractual commitments with key partners thereby generating recurring revenue streams and more predictable cash flows.

GROSS PROFIT:

Gross profit for the three months ended September 30, 2015 decreased to $613,000 from $848,000 in the prior year period. Gross profit, as a percentage of revenues, decreased to 32% from 42% in the prior year quarter. The decrease in the percentage is largely attributable to a shift in revenue mix primarily due to the effects of a lower level of wholesaled technology revenue during the quarter compared to the prior year quarter. Wholesaled technology revenue accounted for 32% of total revenue compared to 47% in the prior year period. Additionally, the gross profit percentage on our wholesaled technology revenues decreased to approximately 37% from 64% in the prior year period. The decrease in the current quarter was primarily attributable to an increase in shipments of lower margin hardware compared to prior year. The decline in gross profit percentage for wholesaled technology revenue is temporary and we expect the percentage on average to be in the 60% range, consistent with historical performance. Gross profit as a percentage of revenues for service revenues was consistent with prior year levels, at approximately 30%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. For the three months ended September 30, 2015, research and development expenses increased to approximately $283,000 from $279,000 in the prior year quarter. The increase resulted from augmentation of engineering staff to support growth in technology products and to support development projects with strategic wholesale partners.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. For the three months ended September 30, 2015, these expenses increased to approximately $1,113,000 from approximately $1,062,000 in the prior year quarter. As a percentage of revenues, these expenses were 59% for the current quarter versus 52% in the prior year quarter. The increase consisted mainly of investments in our selling and marketing infrastructure incurred as the Company continues to expand its foot print into new geographic markets. These investments were partially offset by cost containment efforts in general administrative expenses.

INTEREST EXPENSE:

Interest expense increased to approximately $206,000 from $108,000 in the prior year quarter. Included in the current period interest was approximately $80,000 of amortized debt discount related to debt financings compared to approximately $31,000 in the prior year quarter. Excluding the non-cash amortization of debt discount, interest increased to approximately $126,000 from approximately $77,000 resulting from a greater level of average borrowings.

LOSS FROM OPERATIONS:

The Company’s loss from operations increased to $782,000 from a loss of $493,000 in the prior year quarter. The increase in loss was largely attributable to a decrease in gross profit resulting from lower technology sales combined with higher operating expenses. Technology sales fluctuate quarter to quarter and the decrease during the quarter should not be viewed as a trend. The higher operating expenses, discussed above, related to investments in selling and marketing. The current quarter loss included noncash expenses for depreciation, amortization and share-based compensation totaling approximately $247,000 compared to non-cash items totaling $282,000 in the prior year quarter.

Results of Operations – Nine Months Ended September 30, 2015 Compared To The Nine Months Ended September 30, 2014

	2015	2014
Revenue	$5,826,608	$6,618,049

Net loss	$(2,048,375)	$(1,093,875)

Net loss per common share – Basic and Diluted	$(0.04)	$(0.03)

	Operating Expenses		Percent Of Sales
	2015	2014	2015	2014
Research and Development	$883,315	$810,075	15%	12%

Selling, General and Administrative	$3,335,338	$2,976,536	57%	45%

REVENUES:

Total revenue decreased 12% to approximately $5,827,000 from approximately $6,618,000 in the prior year period. We manage our total revenue in three components: service revenue, wholesaled technology products and licensing revenue.

Service revenue:

Service revenue derives from services provided to correctional facilities either on a direct basis or through a wholesale arrangement. Service revenue consists mainly of call provisioning revenue, fees charged for prepaid account management, voicemail, support, software maintenance and validation services. Service revenue in total decreased 12% to approximately $3,737,000 from approximately $4,235,000 in the prior year period. Service revenue accounted for 64% of total revenue in the current period and in the prior year period. Service revenue further breaks down into direct services and wholesaled service.

Direct service revenue increased 17% to approximately $3,694,000 from approximately $3,161,000 in the prior year period. Included in the $3,694,000 is call provisioning revenue, which increased 17% to approximately $2,853,000 from approximately $2,445,000 in the prior year period, which is a key strategic measure for our growth strategy. The direct call provisioning increase is mainly attributable to adding touch points for collecting prepaid deposits either by installing kiosks or integrating with commissary systems combined with an increase in the number of customer contracts where we provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled service revenue decreased 96% to approximately $43,000 from approximately $1,074,000 in the prior year period. The wholesale revenue decrease was attributable to a large wholesale service contract ending during 2014.

Wholesaled Technology revenue:

Our technology product revenues, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, decreased by 12.3%, to $2,090,000, from $2,383,000 in the prior period.

Software Licensing revenue:

During the first quarter we adopted a sales model separating perpetual use licenses from technology hardware. The model allows the Company to establish long term contractual commitments with key partners thereby generating recurring revenue streams and more predictable cash flows.

GROSS PROFIT:

Gross profit decreased to $2,304,000, from $2,645,000 in the prior year period. Gross profit, as a percentage of revenues, was even with last year at approximately 40.0%. Wholesaled technology revenue accounted for 36% of total revenue in the current year and prior year period. The gross profit percentage for wholesaled technology revenue will vary with sales order mix but we expect the percentage on average to be in the 60% range. Gross profit as a percentage of revenues for service revenues was consistent with prior year level, at approximately 30%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in our technology products segment. Research and development expenses increased to approximately $883,000 from approximately $810,000 in the prior year period. The increase is due to augmentation of engineering staffing to support growth in adding technology products and to support development projects in conjunction with strategic wholesale partners.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. These expenses increased by approximately $359,000 to approximately $3,335,000 from approximately $2,977,000 in the prior year period. As a percentage of revenues, these expenses were 57% versus 45% in the prior year period. The increase mainly consisted of cost containment in general administrative expenses offset by investments in our selling and marketing infrastructure as the Company continues to expand its foot print into new geographic markets.

INTEREST EXPENSE:

Interest expense increased to approximately $509,000 from $492,000 in the prior year period. Included in the current period interest was approximately $227,000 of amortized debt discount related to debt financings compared to approximately $293,000 in the prior year period. Excluding the non-cash amortization of debt discount, interest increased to approximately $282,000 from approximately $199,000 resulting from a greater level of average borrowings.

LOSS FROM OPERATIONS:

The Company’s loss from operations increased to approximately $1,915,000 from $1,142,000 in the prior year period. The increase in loss was largely due to the loss of the wholesale service business in 2015 and lower gross margin on technology sales, which was partially offset by additional gross profit contribution from growth in direct service. Also factoring into the increase in loss was an increase in operating expenses compared to prior year levels. The higher operating expenses, discussed above, related mainly to investments in selling and marketing. The current period loss includes non-cash expenses for depreciation, amortization and share-based compensation totaling approximately $728,000 which compares to noncash totaling $630,000 in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to approximately $90,000 at September 30, 2015 from approximately $256,000 at December 31, 2014.

Net cash used in operating activities was approximately $929,000 for the nine months ended September 30, 2015, compared to $809,000 in the prior year period. Factors included in net cash used in operating activities included a reported net loss of approximately $2,048,000 which adjusts to a net cash loss of approximately $1,568,000 after adding back non-cash items totaling approximately $480,000, and a change in our operating assets and liabilities resulting in a positive cash flow of approximately $640,000.

Net cash provided by investing activities was approximately $13,000 for nine months ended September 30, 2015, compared to net cash used of approximately $118,000 in the prior year period. Net cash provided by investing activities of approximately $13,000 included payments received on principle relating to the note receivable with Blackwatch International Inc. (see Note 6 to our financials) of $52,815. This was offset by approximately $40,000 spent on equipment. We expect to continue to have a need for capital on a project by project basis as we are awarded direct service contracts. To date, we have financed these equipment purchases with equipment based financing and debt and equity financings.

Net cash provided by financing activities was approximately $753,000 for the nine months ended September 30, 2015 compared to net cash provided by financing activities of approximately $985,000 in the prior year period. Key factors included in the $753,000 were: (i) $422,000 of net cash proceeds from the issuance of a March 2015 bridge financing note in the amount of $500,000 (we paid financing fees of $78,000 in connection with the issuance of the note) and (ii) $454,000 of net cash proceeds from the issuance of a May 14, 2015 promissory note in the principal amount of $908,000 (we repaid $363,200 on the $500,000 March 2015 bridge financing and paid cash placement fees of $90,800 in connection with the issuance of the note). This was partially offset by repayments of principal on other debt totaling $123,000.

GOING CONCERN CONSIDERATIONS

At September 30, 2015, our working capital deficit was approximately $3,997,000, compared to a working capital deficit of approximately $3,099,000 at December 31, 2014. We have approximately $1.5 million in principal due on notes which are either past due or are coming due in the next twelve months. Additionally, we are carrying a significant level of past due general unsecured trade payables included in the current liability section of our balance sheet. A significant component of these current liabilities relates to past due amounts owed to a former wholesale partner pursuant to a wholesale agreement that terminated in 2014. The amount owed is a general, unsecured, on-demand liability. On June 26, 2015, this former wholesale partner filed an arbitration claim against us with JAMS pursuant to the wholesale agreement. The former wholesale partner alleges that we breached the agreement by failing to pay commissions pursuant to the agreement and that we owe approximately $2.9 million, including interest.  We filed a reply to the claim on July 24, 2015.  We are also currently negotiating with them to settle the claim (See Note 5 to financials). However, there is no assurance that we will be successful in these negotiations.

Our current cash position and projected operating cash flows are inadequate to cover these payments that are either past due or coming due in the next twelve months and support our working capital requirements.

The working capital deficit and the debt coming due in the next twelve months raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to achieve planned operating cash flows, maintain availability under our line of credit financing, and the ability to raise additional alternative financing. Management is currently engaged in obtaining additional capital in the range of $4,000,000 in order to support the Company’s liquidity, improve our balance sheet and support our operating cash needs. On May 14, 2015, we successfully closed on a portion of the funding sought totaling $908,000, which resulted in net cash proceeds of $454,000 after paying $363,200 of the $500,000 bridge loan facility which closed during March 2015 and placement fees of $90,800. Our future operations are highly dependent on obtaining the remainder of the financing sought. There is no assurance that we will be able to obtain the additional funding needed and/or restructure our existing debt to provide the necessary liquidity to continue operations.

Financing activities:

During March 2015, the Company issued a secured note (bridge financing) to an investor for $500,000, of which $422,000 of net proceeds were received. The note is secured with accounts receivable related to service contracts. The net proceeds of $422,000 were to be used for working capital purposes. In addition to the interest, we agreed to deliver 1,000,000 restricted common shares to the lender. $363,200 of the principal amount of the note issued in this financing were repaid with the proceeds of the May 14, 2015 financing described below.

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

On November 2, 2015, Lattice entered into an agreement with Barron Partners LP, pursuant to which we agreed to purchase from Barron all of the securities of the Company owned by Barron, subject to our receiving sufficient funding. As of the dat e of the agreement, Barron owned 2,239,395 shares of the Company’s common stock, 3,589,488 shares of the Company’s Series A Convertible Preferred Stock, 520,000 shares of the Company’s Series C Convertible Preferred Stock, and 590,910 shares of the Company’s Series D Convertible Preferred Stock. The aggregate purchase price was $_______________ and the securities could be purchased in tranches at the Company’s option. No purchases may be made under the Purchase Agreement after November ___, 2015.

On November 6, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantone Asset Management, LLC (“Cantone”), pursuant to which Cantone will loan the Company a gross amount of $580,000, less an original issue discount of $58,000 (the“Loan”). We will use $136,800 (plus interest) of such amount to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement is contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company is also obligated to issue 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and will pay Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. The promissory note issued to Cantone will not begin to bear interest until February 6, 2015, at which point it will bear interest at a rate of 14% per year. The Note will mature on May 2, 2016.

On November 2, 2015, Lattice entered into a Securities Purchase Agreement pursuant to which the Company plans to sell in a private placement to accredited investors up to 44,444,444 shares of its common stock at $0.036 per share for aggregate gross proceeds of$1,600,000. As of the date of this filing, we have sold 16,175,000 shares to accredited investors for gross proceeds of$582,300. In connection with the private placement, the Company engaged Boenning & Scattergood, Inc. ("B&S") as placement agent whereby the Company is obligated to pay a placement fee equal to 5% of the purchase price in cash and issue a warrant to purchase 3% of the shares of common stock sold in the private placement at an exercise price of$0.36 per share. The net proceeds of the transaction will be used to first purchase the securities owned by Barron and then any excess to be used for working capital. Of the amount raised thus far, $516,520 has been wired to Barron Partners for the purchase of a portion of its securities, as described above and $ ___ has been paid to B&S.

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

Changes in Internal Controls

There were no other changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

On June 26, 2015, a former wholesale partner filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). They allege that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015.

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

On August 14, 2015, in conjunction with a $908,000 convertible note financing, we issued 908,000 shares of our common stock to investors and 605,333 shares of our common stock to Cantone as placement agent. The note is convertible into 6,053,333 shares of our common stock. The note and shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

There were no other unregistered sales of equity securities that were not reported on a Current Report on Form 8-K during the quarter.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4     mine safety disclosures

Not Applicable.

ITEM 5     OTHER INFORMATION

On November 2, 2015, the Company entered into agreements (the “Purchase Agreement”) with Barron Partners LP (“Barron”) pursuant to which the Company agreed to purchase from Barron, all of the securities of the Company owned by Barron, namely 2,239,395 shares of the Company’s common stock, 3,589,488 shares of the Company’s Series A Convertible Preferred Stock, 520,000 shares of the Company’s Series C Convertible Preferred Stock, and 590,910 shares of the Company’s Series D Convertible Preferred Stock for $74,466, $461,502, $188,577 and $425,455, respectively. No purchases may be made under the Purchase Agreement after November 30, 2015.

On November 2, 2015, the Company issued 5,000,000 shares of its common stock to Lattice Funding, LLC to amend the promissory note issued to it in May 2015 to eliminate certain anti-dilution provisions.

On November 2, 2015 and November 3, 2015, pursuant to the terms of a Securities Purchase Agreement dated November 2, 2015 (the “Placement Agreement”), the Company sold an aggregate of 11,570,000 shares of its common stock to 15 accredited investors for aggregate gross proceeds of $416,520. In connection with the sale of the shares, the Company paid a placement agent fee of $20,826 in cash to Boenning & Scattergood, Inc. (“B&S”) and will issue B&S a warrant to purchase 347,100 shares of the Company’s common stock at the price of $0.036 per share. The investors were granted piggyback registration rights in connection with the Placement Agreement. The net proceeds of the transaction will be used to purchase the securities owned by Barron pursuant to the Purchase Agreement. The Company may sell up to an additional $1.26 million of shares pursuant to the terms of the Placement Agreement, which may be used to purchase securities pursuant to the Barron Agreement or for working capital purposes. The securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On November 6, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantone Asset Management, LLC (“Cantone”), pursuant to which Cantone will loan the Company a gross amount of $580,000, less an original issue discount of $58,000 (the “Loan”), of which $136,800 (plus interest) will be used to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement is contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company is also obligated to issue 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and will pay Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. In connection with the Loan Agreement and the transactions contemplated thereby, the Company will issue a promissory note in the aggregate principal amount of $580,000 to Cantone (the “Note”). The Note will not begin to bear interest until February 6, 2015, at which point it will bear interest at a rate of 14% per year. The Note will mature on May 2, 2016. The Note provides for customary events of default, including the failure to pay any amount due under the Note on the applicable due date (subject to a cure period), any default on any other indebtedness by the Company, the Company becoming insolvent, or the company filing for voluntary bankruptcy. In the event of a default, the interest rate on the Note would increase to 18% per year and the Company would be obligated to pay 10% of the total amount due as liquidated damages.

Cantone received piggy-back registration rights for the shares issued in connection with the Loan.

The 5,000,000 shares of the Company’s common stock) issued to Lattice Funding LLC were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

The 1,862,500 shares of the Company’s common stock) issued to Cantone were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

ITEM 6     EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE INCORPORATED

Dated: November 16, 2015	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President
(Principal Executive Officer)

LATTICE INCORPORATED

Dated: November 16, 2015	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer
(Principal Financial and Accounting Officer)

