Form 10-Q/A
period 2015-09-30
Lattice INC
filed 2015-11-17
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

Explanatory Note

On November 16, 2015, the Company filed it’s Form 10-Q for the quarterly period ended September 30, 2015. Due to a technical difficulty, an incorrect version was filed. Changes are in Note 11 of Item 1 to Part I, Item 2 of Part I, and Item 5 of Part II. Except for the sections mentioned, there are no other changes.

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

On November 2, 2015 and November 3, 2015, pursuant to the terms of a Securities Purchase Agreement dated November 2, 2015 (the “Placement Agreement”), the Company sold an aggregate of 11,570,000 shares of its common stock under subscription agreements to 15 accredited investors for aggregate gross proceeds of $416,520. In connection with the sale of the shares, the Company paid a placement agent fee of $20,826 in cash to Boenning & Scattergood, Inc. (“B&S”) and will issue B&S warrants to purchase 347,100 shares of the Company’s common stock at the price of $0.036 per share. The investors were granted piggyback registration rights in connection with the Placement Agreement. The net proceeds of the transaction will be used to purchase the securities owned by Barron pursuant to the Purchase Agreement. The Company may sell up to an additional $1.26 million of shares pursuant to the terms of the Placement Agreement, which may be used to purchase securities pursuant to the Barron Agreement or for working capital purposes. The securities will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

On November 2, 2015, the Company agreed to issue 5,000,000 shares of its common stock to Lattice Funding, LLC to amend the promissory note issued to it in May 2015 to eliminate certain anti-dilution provisions. The 5,000,000 shares of the Company’s common stock) to be issued to Lattice Funding LLC will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

On November 2, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantone Asset Management, LLC (“Cantone”), pursuant to which Cantone will loan the Company a gross amount of $580,000, less an original issue discount of $58,000 (the “Loan”), of which $136,800 (plus interest) will be used to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement is contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company is also obligated to issue 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and will pay Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. In connection with the Loan Agreement and the transactions contemplated thereby, the Company will issue a promissory note in the aggregate principal amount of $580,000 to Cantone (the “Note”). The Note will not begin to bear interest until February 6, 2015, at which point it will bear interest at a rate of 14% per year. The Note will mature on May 2, 2016. The Note provides for customary events of default, including the failure to pay any amount due under the Note on the applicable due date (subject to a cure period), any default on any other indebtedness by the Company, the Company becoming insolvent, or the company filing for voluntary bankruptcy. In the event of a default, the interest rate on the Note would increase to 18% per year and the Company would be obligated to pay 10% of the total amount due as liquidated damages. Cantone received piggy-back registration rights for the shares issued in connection with the Loan. The 1,862,500 shares of the Company’s common stock) to be issued to Cantone will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

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

On November 2, 2015 and November 3, 2015, pursuant to the terms of a Securities Purchase Agreement dated November 2, 2015 (the “Placement Agreement”), the Company sold an aggregate of 11,570,000 shares of its common stock under subscription agreements to 15 accredited investors for aggregate gross proceeds of $416,520. In connection with the sale of the shares, the Company paid a placement agent fee of $20,826 in cash to Boenning & Scattergood, Inc. (“B&S”) and will issue B&S warrants to purchase 347,100 shares of the Company’s common stock at the price of $0.036 per share. The investors were granted piggyback registration rights in connection with the Placement Agreement. The net proceeds of the transaction will be used to purchase the securities owned by Barron pursuant to the Purchase Agreement. The Company may sell up to an additional $1.26 million of shares pursuant to the terms of the Placement Agreement, which may be used to purchase securities pursuant to the Barron Agreement or for working capital purposes. The securities will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

On November 2, 2015, the Company agreed to issue 5,000,000 shares of its common stock to Lattice Funding, LLC to amend the promissory note issued to it in May 2015 to eliminate certain anti-dilution provisions. The 5,000,000 shares of the Company’s common stock) to be issued to Lattice Funding LLC will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

On November 2, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantone Asset Management, LLC (“Cantone”), pursuant to which Cantone will loan the Company a gross amount of $580,000, less an original issue discount of $58,000 (the “Loan”), of which $136,800 (plus interest) will be used to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement is contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company is also obligated to issue 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and will pay Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. In connection with the Loan Agreement and the transactions contemplated thereby, the Company will issue a promissory note in the aggregate principal amount of $580,000 to Cantone (the “Note”). The Note will not begin to bear interest until February 6, 2015, at which point it will bear interest at a rate of 14% per year. The Note will mature on May 2, 2016. The Note provides for customary events of default, including the failure to pay any amount due under the Note on the applicable due date (subject to a cure period), any default on any other indebtedness by the Company, the Company becoming insolvent, or the company filing for voluntary bankruptcy. In the event of a default, the interest rate on the Note would increase to 18% per year and the Company would be obligated to pay 10% of the total amount due as liquidated damages. Cantone received piggy-back registration rights for the shares issued in connection with the Loan. The 1,862,500 shares of the Company’s common stock) to be issued to Cantone will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

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

On November 2, 2015 and November 3, 2015, pursuant to the terms of a Securities Purchase Agreement dated November 2, 2015 (the “Placement Agreement”), the Company sold an aggregate of 11,570,000 shares of its common stock under subscription agreements to 15 accredited investors for aggregate gross proceeds of $416,520. In connection with the sale of the shares, the Company paid a placement agent fee of $20,826 in cash to Boenning & Scattergood, Inc. (“B&S”) and will issue B&S warrants to purchase 347,100 shares of the Company’s common stock at the price of $0.036 per share. The investors were granted piggyback registration rights in connection with the Placement Agreement. The net proceeds of the transaction will be used to purchase the securities owned by Barron pursuant to the Purchase Agreement. The Company may sell up to an additional $1.26 million of shares pursuant to the terms of the Placement Agreement, which may be used to purchase securities pursuant to the Barron Agreement or for working capital purposes. The securities will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

On November 2, 2015, the Company agreed to issue 5,000,000 shares of its common stock to Lattice Funding, LLC to amend the promissory note issued to it in May 2015 to eliminate certain anti-dilution provisions. The 5,000,000 shares of the Company’s common stock) to be issued to Lattice Funding LLC will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

On November 2, 2015, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantone Asset Management, LLC (“Cantone”), pursuant to which Cantone will loan the Company a gross amount of $580,000, less an original issue discount of $58,000 (the “Loan”), of which $136,800 (plus interest) will be used to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement is contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company is also obligated to issue 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and will pay Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. In connection with the Loan Agreement and the transactions contemplated thereby, the Company will issue a promissory note in the aggregate principal amount of $580,000 to Cantone (the “Note”). The Note will not begin to bear interest until February 6, 2015, at which point it will bear interest at a rate of 14% per year. The Note will mature on May 2, 2016. The Note provides for customary events of default, including the failure to pay any amount due under the Note on the applicable due date (subject to a cure period), any default on any other indebtedness by the Company, the Company becoming insolvent, or the company filing for voluntary bankruptcy. In the event of a default, the interest rate on the Note would increase to 18% per year and the Company would be obligated to pay 10% of the total amount due as liquidated damages. Cantone received piggy-back registration rights for the shares issued in connection with the Loan. The 1,862,500 shares of the Company’s common stock) to be issued to Cantone will be issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions will not involve a public offering.

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

