Form 10-Q/A
period 2015-09-30
Lattice INC
filed 2015-12-29
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

This Amendment no. 2 to the Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2015, is being filed to revise the disclosure contained in Item 3 of Part II .. Except for the section mentioned, there are no other changes.

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

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

On October 31, 2015, the Company was obligated to make an interest payment of (i) $30,000 on the $1.5 million 8% Senior Secured Convertible Note dated as of May 30, 2014 made by the Company in favor of Lattice Funding LLC (“Payee”), and (ii) $18,160 on the $908,000 8% Senior Secured Convertible Note dated as of May 14, 2015 made by the Company in favor of Lattice Funding LLC (“Payee”). The Payee did not take any action to accelerate payment of the notes or impose any penalties on the Company. The payments were made by the Company on December 3, 2015 and the Payee has waived the defaults.

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

ITEM 6     EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

____________

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATTICE INCORPORATED

Dated: December 29, 2015	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President
(Principal Executive Officer)

LATTICE INCORPORATED

Dated: December 29, 2015	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer
(Principal Financial and Accounting Officer)

