Form 10-K
period 2015-12-31
Lattice INC
filed 2016-04-14
CIK 350644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, based on the closing price of such common stock as reported on the OTC Bulletin Board as of June 30, 2015 was approximately $2,300,000.

As of April 11, 2016, the issuer had 95,038,673 outstanding shares of Common Stock.

i

PART I

ITEM 1. BUSINESS.

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

We operate as a Communication Services Company, directly providing telecom services to correctional facilities. In addition, we provide technology and engineering services to other service providers in the corrections market. We continue to organize our business segments based on the nature of the services offered and end-user markets served.

Historically, our revenue from the telecom services have been derived from wholesaling product and services to service providers providing telecom services to inmate facilities. In the latter part of 2009 we expanded our offering to include direct services to end-user correctional facilities either providing directly to facilities or via a partnering arrangement with other service providers. This decision was made based on our insight to the growth opportunities with the company’s current customer base and within the inmate telecommunications market.

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

Our Products and Services

Corrections Operating PlatformTM (COP)

Lattice’s Corrections Operating PlatformTM (COP) comprises an innovative, robust suite of hardware and software solutions designed to deliver significant benefits to corrections facilities:

•	Provide greater efficiencies to facilities.
•	Reduce the administrative burden on corrections staff.
•	Deliver revenue opportunities to facilities to help recover system administration costs.
•	Connect their inmates to family and friends, to help promote inmate self-improvement and ultimately reduce recidivism upon release.

Nexus Inmate Telephone System

•	Highly Secure, Cloud-Based Call Processing and Recording; Industry-Leading System Reliability.
•	Lattice’s Nexus Inmate Telephone System (ITS) is widely-installed and well-known for industry-leading security and reliability.
•	Nexus is a complete solution that includes all hardware and software for secure inmate account management, call connection, monitoring, recording, and customer service/technical support.
1

CellMateTM

Changing the Game In Inmate Communications

Lattice’s new CellMateTM Mobile Inmate Communications Device is changing how inmates communicate with family and friends and access educational and entertainment content. It packages all of the latest communications and media tools, providing multiple new ways for inmates to connect with family and friends and access resources for self-improvement. This can increase inmate morale and reduce recidivism.

As a handheld device to be used in inmates’ cells, CellMate Mobile will reduce administrative burden on corrections staff and maximize the frequency of calls, text messages, and electronic messages. This will result in greater commission-based facility revenue and cost recovery for system administration.

NetvisitTM Video Visitation

Secure Video Visitation Solution Significantly Reduces Corrections Staff Burden

Transporting inmates for live visitation sessions with family and friends is an extremely costly and time-consuming task for corrections staff, one that also involves security risks. Lattice’s NetVisitTM Video Visitation solution significantly reduces these labor hours, costs, and security risks by minimizing inmate transport.

For inmates, there is the added benefit of seeing their spouses, children, parents, and friends over live video on a more frequent basis. Maintaining this connection and bond can promote inmate self-improvement during incarceration and help reduce recidivism upon release.

NetVisit is a complete solution that includes all hardware, software and support for scheduling, monitoring and recording secure video visitation sessions.

NetvisitTM Video Arraingment

Increasing Efficiency In the Jail AND In the Courtroom

Transporting inmates to a courtroom for arraignment involves significant time, cost, and security risks for corrections staff.  Lattice’s NetVisitTM Video Arraignment is an innovative technology that enables inmates to remain at the jail facility while a Judge conducts the arraignment over a secure, real-time video connection.  The process is extremely efficient, utilizing a video station at the Judge’s chambers and one at the jail facility.

Deposit Solutions

A highly-reliable and robust account deposit platform is the backbone of Lattice’s communication solution. It provides inmates and their families and friends with a variety of phone account types and multiple ways to deposit funds into these accounts.

Direct Services

Our Nexus platform allows us to provide correctional facilities with a feature rich secure call control service that enables inmates to make phone calls while providing the security and investigative features required in correctional facilities. In addition to telecommunications services, the Nexus based system provides enhanced capabilities to provide services such as video visitation, kiosk management, e-mail, and other advanced inmate services not readily available through less advanced systems. Traditionally, feature rich systems, because of cost, were only available to larger facilities. With the Nexus-based platform, because it is centrally located, we are able to provide a full suite of features to smaller facilities, enabling us to provide services traditionally unavailable to this section of the market. Our services provide correctional facilities with three unique advantages:

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

Government Regulation (FCC)

In November 2015, the FCC released the text of its Order adopting new caps on interstate and intrastate inmate calling services (ICS), including ancillary fees. They will apply to ICS offered in all correctional facilities, regardless of the technology used to deliver the service.  The FCC’s new rate caps will operate as a ceiling in states that have not enacted reforms with equal or lower caps on rates and ancillary fees.  The caps are set forth below.

Rate Caps- Jails

Size and type of facility	Debit/prepaid rate cap per MOU as of June 20, 2016	Collect rate cap per MOU as of June 20, 2016	Collect rate cap per MOU as of July 1, 2017	Collect rate cap per MOU as of July 1, 2018
0–349 Jail ADP	$0.22	$0.49	$0.36	$0.22
350–999 Jail ADP	0.16	0.49	0.33	0.16
1,000+ Jail ADP	0.14	0.49	0.32	0.14

Rate Caps – Prisons

All Prisons	Debit/prepaid rate cap per MOU as of March 17, 2016	Collect rate cap per MOU as of March 17, 2016	Collect rate cap per MOU as of July 1, 2017	Collect rate cap per MOU as of July 1, 2018
	$0.11	$0.14	$0.13	$0.11

Currently Lattice markets to facilities with 600 beds or less and the majority of our facilities are below 350 beds. We anticipate little or no impact on our revenues from the new rate caps. This is based on our past experience when interstate rate caps were applied in 2014.

Employees

As of December 31, 2015, we had 27 full time employees and no part time employees. We supplement full time employees with subcontractors and part time individuals, consistent with workload requirements. None of our employees are covered by a collective bargaining agreement. We consider relations with our employees to be satisfactory.

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

Our current financial position does not provide sufficient operating cash flow to support our activities and our business requires constant additional investment and adaptation. For the year ended December 31, 2015, we had a net loss of approximately $5,532,000 and net cash used in operating activities of approximately $783,000. In addition, we had a working capital deficiency of approximately $6,943,000 and a shareholder’s deficit of $7,369,847 as of December 31, 2015. The foregoing raises substantial doubt about our ability to continue as a going concern.

Our current financial position does not provide sufficient operating cash flow to support our activities and our business requires constant additional investment and adaptation.

Our operations have been funded primarily through sales of stock to private investors, debt financing, and exchange of common stock for services received by us. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are not able to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development of our Commercial Services business or cease operations entirely.

We need to maintain current sources of funding and obtain new sources of funding in order to continue our operations.

We currently do not have enough cash to continue our operations without additional sources of funding. Our ability to continue operations is highly dependent on our ability to raise capital and increase cash flows generated from operations. In the event there is an unexpected downturn in our business or we are unable to obtain additional financing, we would need to declare bankruptcy or curtail operations. We cannot give any assurance that we will be able to achieve our planned operating goals nor give any assurance of our ability to obtain an adequate level of alternative financing. Moreover, any issuance of equity or equity-linked securities could result in significant dilution to our existing shareholders.

We currently have a number of on-demand liabilities that could be called at any time.

We currently have a significant amount of on-demand liabilities outstanding of approximately $4.4 million comprised of principal balances on notes of $1.2 million which remain outstanding beyond maturity dates and past-due general unsecured payables (which includes the amounts subject to the claim described in Item 3 below). Such amount also includes commission owed to facilities we provide services to pursuant to contractual arrangements. If any significant amount of such liabilities were called, we would not be able to repay them and we would be in default. If a sufficient number of liabilities were called concurrently, we could be forced into bankruptcy or cease operations.

We have not paid all of the commissions owed to our customer facilities pursuant to contractual agreements, and such facilities could elect to terminate their agreements with us.

We have not paid all of the commissions owed to each of our customer facilities pursuant to contractual agreements. Such facilities account for a majority of our revenues. In addition, certain of the facilities have provided notice to us that we are in breach of such contractual agreements (although we are working with such facilities to come back into compliance with the terms of the agreements). The increase in these payables occurred mainly during the 4th quarter of fiscal 2015. Unless the past due amounts are resolved and brought back into compliance with the terms and conditions of contractual arrangements, the Company risks termination of the respective contracts and a possible loss of the associated recurring revenue. If these contracts are terminated, it would have a material adverse impact to the Company’s revenue, borrowing ability and operating cashflows.

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

We may make acquisitions in the future. If we make acquisitions, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

The FCC regulates our business and may limit the amount that we can charge for our services.

On October 22, 2015 the FCC adopted a new order to cap call rates charged for inmate phone calls and eliminate most ancillary fees. We anticipate the new rates to go into effect in the first half of 2016. Although we don’t anticipate a material impact to our revenue or gross margins from these new regulations, new regulations may be adopted in the future that may affect our operations. If the FCC adopts regulations that regulate our services, it could limit the amount that we are able to charge for our services and our revenues could be reduced.

If we are not able to manage our growth, our business could be adversely affected.

We are currently engaged in an effort to grow our service by introducing new products and services, such as CellMate, and expanding the areas we conduct business. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices, our business may be adversely affected.

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

We have a material weakness in our internal controls over financial reporting, and, therefore, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

We have a material weakness in our internal control over financial reporting relating to lack of executive officers other than the Company’s Chief Financial Officer with significant experience in accounting, auditing and the preparation of financial statements. As a result, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

ITEM 2. PROPERTIES.

We lease approximately 4,000 square feet of office space in Pennsauken, NJ as our main office. We also lease approximately 2,000 square feet of space in Alabama, where we mainly host the operations supporting our video conferencing products, under a sublet arrangement with the former principal owner of Innovisit.

ITEM 3. LEGAL PROCEEDINGS.

On June 26, 2015, a former wholesale partner filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). They allege that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015. We are currently negotiating with the former wholesale partner to settle the claim. Based on negotiations, we expect the claim to settle in the amount of approximately $2,750,000. Accordingly, we have recorded a charge to other income (expense) of approximately $228,000 at December 31, 2015 bringing the accrued settlement liability to $2,750,000 recorded under current liabilities of consolidated balance sheet.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “LTTC.” For the periods indicated, the following table sets forth the high and low closing sales prices per share of common stock for the years ended December 31, 2015 and 2014 and the interim periods through March 31, 2016. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2016

	High	Low
First Quarter ended March 31, 2016	0.04	0.03

Year Ended December 31, 2015
	High	Low
First Quarter ended March 31, 2015	$0.11	$0.07
Second Quarter ended June 30, 2015	$0.07	$0.03
Third Quarter ended September 30, 2015	$0.05	$0.02
Fourth Quarter ended December 31, 2015	$0.05	$0.02

Year Ended December 31, 2014
	High	Low
First Quarter ended March 31, 2014	$0.23	$0.14
Second Quarter ended June 30, 2014	$0.18	$0.11
Third Quarter ended September 30, 2014	$0.12	$0.07
Fourth Quarter ended December 31, 2014	$0.10	$0.06

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

HOLDERS

As of April 14, 2016, we had 94,729,081 outstanding shares of common stock held by approximately 317 stockholders of record. The transfer agent of our common stock is Continental Stock Transfer and Trust Company.

DIVIDENDS

The Company has recorded dividends on 502,160 shares of 5% Series B Preferred Stock. In each of 2014 and 2015, the Company recorded and accrued $25,108 of dividends payable. Dividends have not been declared and cannot be paid as long as the Company has outstanding debt. The Company does not anticipate paying dividends on its common stock for the foreseeable future.

Equity Compensation Plan Information

The following table sets forth the information indicated with respect to our 8 compensation plans under which our common stock is authorized for issuance as of the year ended December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,778,000	$0.09	15,222,000
Equity compensation plans not approved by security holders	0	0	0
Total

RECENT SALES OF UNREGISTERED SECURITIES

On June 10, 2015, we issued 1,374,989 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

On June 2, 2015, we issued 1,607,130 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities A

On April 29, 2015, we issued 1,303,561 shares of our common stock to one investor upon conversion of our Series A Convertible Redeemable Preferred Stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

ISSUER PURCHASES OF EQUITY SECURITIES

On November 2, 2015, the Company purchased all of the outstanding Preferred Stock from an investor, namely, 3,589,488 shares of the Company’s Series A Convertible Preferred Stock, 520,000 shares of the Company’s Series C Convertible Preferred Stock, and 590,910 shares of the Company’s Series D Convertible Preferred Stock, for a total of $1,075,000. All of the Preferred stock was purchased during the 4th quarter, cancelled and is to be added back to the Company’s authorized Preferred stock reserves.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements, included. This discussion should not be construed to imply that the results discussed will necessarily continue into the future, or that any conclusion reached will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Business Overview:

Lattice’s target domestic market is small to mid-sized correctional facilities. The Company first launched its direct service business during 2011 in the state of Oklahoma. Previously, the Company served this market exclusively through other service providers. As of December 31, 2015, the Company has contracts in 35 of the 69 targeted correctional facilities in Oklahoma, approximately 50% of its target market. During 2014, Lattice identified 8 additional target market states. To date, Lattice has obtained certification to provide communications services in 5 of these 8 new states, and Lattice is actively engaged in sales and marketing activities in all five. In addition, Lattice identified key products and services that would enable the Company to maximize revenue generation in our accounts. These include key modules of Lattice’s Corrections Operating Network™ (COP) which incorporates an investigative tool set, secure communications, video visitation, payment and trust accounting, customer care and kiosk solutions. In the second quarter of 2015, Lattice introduced its Video Arraignment solution, which helps facilities reduce labor costs and security risks associated with transporting inmates for courtroom arraignments. Video arraignment is currently being installed in 3 facilities.

For the year ended December 31, 2015, total revenue decreased by 15% from the prior year period. Fiscal 2014 included revenue of approximately $1,034,000 derived from a wholesale relationship which terminated during that year. Excluding the effects of this termination in 2015, total revenue decreased approximately 4% compared to the prior year. Service revenue comprised of call provisioning and ancillary services accounted for approximately 66% of total revenues. Call provisioning revenue, a component of service revenue, increased by 26%, a key growth metric for our business strategy as Lattice increases the number of deposit touch points and end-user correctional facilities being serviced. The 13% decline from prior year included a decrease in technology sales of $965,000, or 28%, compared to the prior year. Technology sales fluctuate period to period and can have a material impact on our financial results. Accordingly, management believes the decline in technology sales this year should be viewed as the major component of the period to period variance.

In the late third 3rd quarter of 2015, Lattice launched its CellMate™ Mobile platform, providing inmates with a new wireless communications device that encompasses the latest communications and media tools for inmates to maintain contact with friends and family and also access resources for self-improvement. Numerous studies have shown that more frequent contact with friends and family leads to increases in inmate moral and helps contribute to a reduction in recidivism. Lattice anticipates offering new CellMate applications and services in a number of institutions in 2016. The launch of this new product enables the Company to offer a full suite of services that have not traditionally been available to small and mid-sized correctional facilities. Currently, Lattice’s average revenue per inmate is over $800, compared to an industry average of $515 per inmate. The Company attributes this performance to quality and accessibility of service, as well as an innovative product mix. Lattice believes it can further enhance its revenue as it continues to deploy a full suite of phone, video, and mobile device services across its installed base. As Lattice rolls out the new CellMate™ platform, we believe adoption of the new technology will accelerate as new services and applications are added. Lattice anticipates beginning to realize revenues from the new platform by the end of the current year.

Additionally, Lattice has had success in launching its solutions globally. Currently, Lattice has customers in the U.K., Canada, Singapore, Japan, and Bermuda. Canada is Lattice’s largest international market. Lattice is currently working with multiple global partners, including telecommunication providers Bell Canada and Telus, to help develop new opportunities in current and new international markets.

On October 22, 2015 the FCC adopted a new order to cap call rates charged for inmate phone calls and eliminate most ancillary fees. Lattice anticipates the new rates will go into effect in the second quarter of 2016. Lattice has performed a preliminary review of the new rates and does not anticipate a material adverse impact on its revenue or gross margins.

During the 4th quarter of 2015, the Company completed a capital raise, the proceeds from which were used to repurchase the outstanding preferred shares held by a major investor. The repurchase which took place in the 4th quarter has simplified the company’s capital structure.

Results of Operations – Year Ended December 31, 2015 Compared To the Year Ended December 31, 2014

	For the Years Ending December 31
	2015	2014
Revenue	$7,587,000	$8,941,000

Net loss	(5,532,000)	$(1,802,000)

Net loss per common share – Basic and Diluted	(0.09)	$(0.04)

	OPERATING EXPENSES		PERCENT OF SALES
	2015	2014	2015	2014

Research & Development	$1,160,000	1,086,000	15.3%	12.2%

Selling, General & Administrative	$4,628,000	4,004,000	61.0%	44.8%

REVENUES:

Total revenue decreased 15% to approximately $7,587,000 from approximately $8,941,000 in the prior year period.

In 2014, Lattice chose to shift away from wholesaling its services in favor of a direct sales model. The prior year period included approximately $1,034,000 of revenue attributable to wholesale services under an agreement which terminated during 2014. Excluding the effects of this termination, total baseline revenue decreased by 4% to $7,587,000 from $7,907,000. The primary components of the change in revenues are provided below:

	For the Year Ended
	December 31,	December 31,
	2015	2014	Variance	% Change
(Dollars in thousands)
Direct call provisioning	$3,676	$2,917	$759	26.0%
Ancillary service revenue	$1,406	$1,430	$24	1.7%
Total direct service revenue	$5,082	$4,347	$735	16.9%
Technology revenue	$2,505	$3,560	$(1,055)	(24.6)%
Total baseline revenue	$7,587	$7,907	$(320)	(4.0)%
Wholesale service revenue	$–	$1,034	$(1,034)	(100.0)%
Total revenue	$7,587	$8,941	$(1,354)	(15.1)%

Service revenue:

Service revenue derives from recurring services provided to correctional facilities based on multi-year contractual relationships with local governments. Service revenue consists mainly of call provisioning revenue, fees charged for prepaid account management, voicemail, support, software maintenance and validation services. Service revenue accounted for 66% of total revenue in the current period compared to 60% in the prior year period. After adjusting for the terminated wholesale business in 2014, service revenue increased 17.2% to approximately $5,095,000 from approximately $4,347,000 in the prior year period. Call provisioning revenue, as a component of total direct service revenue, increased by 26% or $759,000 to $3,676,000 from $2,917,000. The rate of growth in call provisioning revenue is a key operating metric of Lattice’s growth strategy. The direct call provisioning increase is mainly attributable to adding touch points for collecting prepaid deposits either by installing kiosks or integrating with commissary systems at existing customer facilities, combined with an increase in the number of customer accounts where Lattice can provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled Technology revenue:

Our technology product revenues, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, decreased by $1,055,000, or 30%, to $2,505,000, from $3,560,000 in the prior period. This revenue stream varies period to period and with the timing of larger orders. We do not believe that the decline from 2014 to 2015 should be viewed as a trend.

GROSS PROFIT:

Gross profit decreased to $2,857,264, from $3,605,000 in the prior year period. Gross profit, as a percentage of revenues, decreased slightly to 37.7% from 40.3% prior year. The gross profit percentage for wholesaled technology revenue was comparable to the prior year at approximately 60% and the Company expects the percentage on average to remain in the 60% range. Gross profit as a percentage of revenues for service revenues increased to 28.8% from 25% prior year. The increase was driven by shifting to higher margin direct services and away from wholesaled services, our provision of which ended in 2014.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in the technology products segment. Research and development expenses increased slightly to approximately $1,160,000 from approximately $1,086,000 in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. These expenses increased by approximately $625,000 to approximately $4,628,000 from approximately $4,004,000 in the prior year period. As a percentage of revenues, these expenses were 61% versus 44.8% in the prior year period. The increase consisted principally of pre-investments in our selling and marketing infrastructure as the Company expands its footprint into new geographic markets.

INTEREST EXPENSE:

Interest expense increased to approximately $711,000 from $619,000 in the prior year period. Included in the current period interest was approximately $306,000 of amortized debt discount related to debt financings compared to approximately $330,000 in the prior year period. Excluding the non-cash amortization of debt discount, interest expense increased to approximately $405,000 from approximately $290,000, resulting from a higher level of average borrowings.

LOSS FROM OPERATIONS:

The Company’s loss from operations increased to approximately $2,930,000 from $1,486,000 in the prior year period. The increased loss was largely from the reduction of wholesale service revenue on contracts terminated in 2014 and the decrease in wholesaled technology revenue, which were partially offset by the additional gross profit contribution from the growth in direct service revenue. Also factoring into the increased loss was an increase in selling and marketing expenses compared to prior year levels. The current period loss includes non-cash expenses for depreciation, amortization and share-based compensation totaling approximately $749,000 which compares to noncash totaling approximately $825,000 in the prior year period.

NET LOSS:

The Company’s net loss increased to approximately $5,532,000 from $1,802,000 in the prior year period. The net loss in the current year included onetime charges totaling approximately $2,055,000 which consisted of: (i) a write down of a note receivable from Blackwatch of approximately $522,000, (ii) a noncash loss on extinguishment of debt totaling approximately $1,033,000 resulting from the write-off of unamortized debt discount, deferred financing fees and derivative liabilities associated with the removal of the anti-dilutive feature of the May 2014 $1.5M convertible notes, (iii) a decrease of approximately $500,000 in the carrying value of receivables on cost recoverable contracts originating from Lattice’s Federal Government consulting business that was disposed of in April 2013 and (iv) a settlement charge of $228,000 based on negotiations with a former wholesale partner. Excluding these onetime charges, the increase in net loss resulted mainly from the increase in loss from operations as explained above. The debt extinguishment charge has a positive effect to the income statement prospectively in that it eliminates an expense overhang of approximately $1,101,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to approximately $187,000 at December 31, 2015 from approximately $256,000 at December 31, 2014.

Net cash used in operating activities:

Net cash used in operating activities was approximately $783,000 for the year ended December 31, 2015, compared to $859,000 in the prior year period. The net cash used in operating activities results mainly from an adjusted operating loss of $1,894,000 and cash interest paid of approximately $323,000, which was partially offset by an increase in operating liabilities of approximately $1,415,000. The adjusted operating loss of $1,894,000 derives from adding back non-cash expenses for depreciation, amortization, share-based compensation and bad debt expense totaling approximately $862,000 to a reported operating loss of $2,756,000. The increase in operating liabilities occurred mainly during the 4th quarter and consisted mainly of an increase in facility commission payables due to customer facilities beyond contractual due dates. Also included in the increase was a customer advance on a large technology sales order which was fulfilled in 2016.

Net cash provided by financing activities:

Net cash provided by financing activities was approximately $695,000 for the year ended December 31, 2015. Net cash proceeds from the issuance of debt and common stock during 2015 totaled approximately $1,974,000 and consisted of the following transactions:

•	$422,000 of net cash proceeds from the issuance of a March 2015 bridge financing note in the amount of $500,000 (Lattice paid financing fees of $78,000 in connection with the issuance of the note) and

•	$454,000 of net cash proceeds from the issuance of a May 14, 2015 promissory note in the principal amount of $908,000 (Lattice repaid $363,200 on the $500,000 March 2015 bridge financing and paid cash placement fees of $90,800 in connection with the issuance of the note) and

•	$355,000 of net cash proceeds from the issuance of a November 2015 bridge financing note in the amount of $580,000 (Lattice repaid the remaining $136,800 outstanding on the March 2015 bridge note and paid financing fees of $87,000 in connection with the issuance of the note) and

•	Lattice received proceeds totaling approximately $743,000 during the 4th quarter through the sale of an aggregate of 20,645,000 shares of common stock under subscription agreements to accredited investors, net of stock issuance costs of $50,688.

The cash provided from the issuance of debt and common stock was partially offset by the repurchase and cancellation of all outstanding Preferred shares, Series A, C and D held by Barron Partners, LP for approximately $1,076,000, and repayments of principal on other debt totaling approximately $203,000.

GOING CONCERN CONSIDERATIONS

At December 31, 2015, the working capital deficit was approximately $6,943,000, compared to a working capital deficit of approximately $4,360,420 at December 31, 2014. There is approximately $1.9 million in principal due on notes during the next twelve months, of which, notes totaling approximately $1.2 million are past due. Additionally, Lattice is carrying a significant level of past due general unsecured trade payables which are included in the current liability section of our balance sheet. A significant component of these current liabilities relates to past due amounts owed to a former wholesale partner pursuant to a wholesale agreement that terminated in 2014. The amount owed is a general, unsecured, on-demand liability. On June 26, 2015, this former wholesale partner filed an arbitration claim against Lattice with JAMS pursuant to the wholesale agreement. The former wholesale partner alleges that Lattice breached the agreement by failing to pay commissions pursuant to the agreement and that Lattice owes approximately $2.9 million, including interest.  Lattice filed a reply to the claim on July 24, 2015 and is currently negotiating to settle the claim. However, there is no assurance that Lattice will be successful in these negotiations. Also included in past due payables are facility commissions owed to each of our customer facilities pursuant to contractual agreements. Such facilities account for a majority of our revenues. In addition, certain of the facilities have provided notice to us that we are in breach of such contractual agreements. We are working with such facilities to come back into compliance with the terms of the agreements. The increase in these payables occurred mainly during the 4th quarter of fiscal 2015. Unless the past due amounts are resolved and brought back into compliance with the terms and conditions of contractual arrangements, the Company risks termination of the respective contracts and a possible disruption of the associated recurring revenue. If these contracts are terminated, it would have a material adverse impact to the Company’s revenue, borrowing ability, and operating cash flows.

During fiscal 2015, the Company met its liquidity needs primarily from financing activities. Lattice’s current cash position and projected operating cash flows are inadequate to cover payments that are either past due or coming due in the next twelve months and also support its working capital requirements. In that regard, Lattice is highly dependent on its ability to raise additional capital to fund its liquidity needs in 2016.

The working capital deficit and the debt coming due in the next twelve months raise substantial doubt regarding Lattice’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to raise additional alternative financing. Management is continuously engaged in obtaining the additional capital needed. Management estimates that it will need funds in the range of $4.0 to $5.0 million, consisting of either external financing or a combination of external financing and restructuring of current obligations with existing note holders, in order to support the Company’s liquidity, improve its balance sheet, and support its operating cash needs for the next twelve months. Of the $4.0 to $5.0 million financing targeted, management is currently engaged with investment bankers in raising up to $2.1 million to address the Company’s short term liquidity needs. There is no assurance that Lattice will be able to obtain the additional funding needed and/or restructure its existing debt to provide the necessary liquidity to continue operations and may be required to curtail or cease operations.

Financing activities:

During March 2015, the Company issued a secured note (bridge financing) to an investor for $500,000, of which $422,000 of net proceeds were received. The note is secured with accounts receivable related to service contracts. The net proceeds of $422,000 were to be used for working capital purposes. In addition to the interest, Lattice agreed to deliver 1,000,000 restricted common shares to the investor. A total of $363,200 of the principal amount of the note issued in this financing was repaid with the proceeds of the May 14, 2015 financing described below.

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

On November 2, 2015, the Company entered into purchase agreements (the “Purchase Agreement”) with Barron Partners LP (“Barron”) pursuant to which the Company agreed to purchase from Barron, subject to their being financing available therefor, all of the securities of the Company owned by Barron, namely 2,239,395 shares of the Company’s common stock, 3,589,488 shares of the Company’s Series A Convertible Preferred Stock, 520,000 shares of the Company’s Series C Convertible Preferred Stock, and 590,910 shares of the Company’s Series D Convertible Preferred Stock, for $74,466; $461,502; $188,577; and $425,455; respectively. The Company purchased all of the outstanding preferred stock held by Barron during the 4th quarter. The Preferred stock purchased was then cancelled and added back to the Company’s authorized Preferred stock reserves.

During the 4th quarter, pursuant to the terms of a Securities Purchase Agreement dated November 2, 2015 (the “Placement Agreement”), the Company sold an aggregate of 17,145,000 shares of its common stock under subscription agreements to accredited investors for aggregate gross proceeds of $617,220. In connection with the sale of the shares, the Company incurred a placement agent fee of $30,861 in cash to Boenning & Scattergood, Inc. (“B&S”) and issued B&S warrants to purchase 514,350 shares of the Company’s common stock at the price of $0.036 per share. The investors were granted piggyback registration rights in connection with the Placement Agreement. The net proceeds of the transaction were used to purchase the securities owned by Barron pursuant to the Purchase Agreement.

Also during the 4thquarter, the Company sold an aggregate of 3,500,000 shares of its common stock under subscription agreements directly to accredited investors for aggregate gross proceeds of $126,000.

On November 2, 2015, the Company issued 5,000,000 shares of its common stock at a fair value of $150,000 to Lattice Funding, LLC, as lender/investor (no affiliation to Lattice Inc.) to amend the promissory note issued to it in May 2015 eliminating certain anti-dilution provisions.

On November 2, 2015, the Company entered into a Loan and Security Agreement with Cantone Asset Management, LLC (“Cantone”), pursuant to which the Company received the gross amount of $580,000, less an original issue discount of $58,000 (the “Loan”), of which, $136,800 (plus interest) was used to pay off an outstanding bridge loan to Cantone. The closing of the transactions contemplated by the Loan Agreement was contingent on the Company raising sufficient funds, when added with the net proceeds of the Loan, to repurchase all of the securities pursuant to the terms of the Barron Agreement. The Company also issued 1,862,500 shares of its common stock to Cantone pursuant to the Loan Agreement, and paid Cantone a 3% origination fee and a 2% non-accountable expense allowance. The Loan is secured by a first priority security interest in the revenues and proceeds from certain of the Company’s contracts. In connection with the Loan Agreement and the contemplated transactions, the Company issued a promissory note in the aggregate principal amount of $580,000 to Cantone (the “Note”). As of February 6, 2016, the Note began bearing interest at a rate of 14% per year. The Note will mature on May 2, 2016. The Note provides for customary events of default, including the failure to pay any amount due under the Note on the applicable due date (subject to a cure period), any default on any other indebtedness by the Company, the Company becoming insolvent, or the company filing for voluntary bankruptcy. In the event of a default, the interest rate on the Note would increase to 18% per year and the Company would be obligated to pay 10% of the total amount due as liquidated damages. Cantone received piggy-back registration rights for the shares issued in connection with the Loan.

On February 25, 2016, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Cantone Asset Management LLC ("Cantone"), an investor, pursuant to which the Company issued a promissory note in the aggregate principal amount $375,000 and received $356,250 in gross proceeds (equivalent to a 5% original issue discount) (the "Loan"). The Company issued 600,000 shares of its common stock to Cantone pursuant to the Loan Agreement, and paid Cantone additional fees of approximately $3,000. The Loan is secured by a first priority security interest in certain of the Company's components and work-in progress.

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

Basis of Financial Statement Presentation

At December 31, 2015, we had a working capital deficiency of $6,943,000. During 2015, we had a loss from operations of $2,930,000 which included non-cash items totaling $932,000. The non-cash items consisting of intangibles amortization, depreciation and share-based compensation expense. This working capital deficit condition raises substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon management’s continuing and successful execution on its business plan to achieve profitability and increased operating cash flows and the ability to obtain additional financing to support the working capital deficit, debt coming due in the next twelve months and support the capital requirement of growing our business. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the reasons described under “Management’s Report on Internal Control over Financial Reporting”.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this assessment and on those criteria, the Company concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the presence of a material weakness exists in our internal controls.

The material weakness identified related to the lack of executive officers other than the Company’s Chief Financial Officer with significant experience in accounting, auditing and the preparation of financial statements. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

Changes in internal control

There were no changes in our internal control over financial reporting during fourth quarter of 2015 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position
Paul Burgess	50	President, CEO and director
Joe Noto	56	CFO and secretary
John Boyd	75	Director
Mark V. Rosenker	69	Director
Robert Wurwarg	66	Director
Richard Stewart	72	Director

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

Paul Burgess, President, Chief Executive Officer and Director. From March 1, 2003 until February 14, 2005, Mr. Burgess was our Chief Operating Officer. As of February 9, 2005, Mr. Burgess was appointed our President and Chief Executive Officer. On February 14, 2005, Mr. Burgess was appointed a member of our Board of Directors. From January 2000 to December 2002, Mr. Burgess was President and Chief Financial Officer of Plan B Communications. Prior to Plan B Communications, Mr. Burgess spent three years with MetroNet Communications, where he was responsible for the development of MetroNet’s coast to coast intra and intercity networks. Mr. Burgess was also influential in developing the operations of MetroNet during the company’s early growth stage. Prior to joining MetroNet, Mr. Burgess was with ISM, a company subsequently acquired by IBM Global Services, where he was responsible for developing and deploying the company’s distributed computing strategy.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except for Mark Rosenker, who failed to file a Form 4 related to the two transaction relating to the acquisitions of shares of options to purchase to our common stock, and John Boyd, who also failed to file a Form 4 related to the two transaction relating to the acquisitions of shares of options to purchase to our common stock, to our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Total $

Paul Burgess	2015	$250,000	$250,000
President, CEO	2014	$250,000	$250,000

Joe Noto	2015	$175,000	$175,000
Chief Financial	2014	$175,000	$175,000
Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth with respect to grants of options to purchase our common stock to the name executive officers as of December 31, 2015:

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date
Joe Noto
	–	1,400,000	(a)	–	$0.08	May, 2018
	–	1,400,000	(c)	–	$0.12	Dec, 2023

Paul Burgess

	–	2,800,000	(b)	–	$0.08	May, 2018
		2,800,000	(d)		$0.12	Dec, 2023

____________________

(a)	Vests as of December 31, 2011.
(b)	Vests as of December 31, 2010.
(c)	Vests as of December 31, 2016.
(d)	Vests as of December 31, 2016.

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

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Option Awards	Total
Mark Rosenker	$6,000	$7,775	$13,775
Robert Wurwarg	$6,000	$7,775	$13,775
Dick Stewart	$6,000	$7,775	$13,775
John Boyd	$6,000	$7,775	$13,775

All of our directors presently receive annual compensation of $6,000 in cash.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information about shares of common stock beneficially owned as of April 1, 2016 by

●	each director;
●	each officer named in the summary compensation table;
●	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
●	all directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned (2)	Percentage of Common Stock Beneficially Owned (2)
Paul Burgess (3)	6,620,939	6.64%
Joe Noto (4)	2,333,333	2.40%
John Boyd (5)	640,000	*
Mark V. Rosenker (5)	640,000	*
Robert Wurwarg	1,150,000	1.21%
Richard Stewart	1,150,000	1.21%
All named executive officers and directors as a group (6 persons)	12,534,272	12.12%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Lattice Incorporated, 7150 N. Park Drive, Suite 500, Pennsauken, NJ 08109
(2)	Applicable percentage ownership is based on 95,038,673shares of common stock outstanding as of April 11, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2016 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 11, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Represents 4,666,667 shares issuable upon exercise of options and 1,954,272 restricted shares.
(4)	Represents 2,333,333 shares issuable upon exercise of options.
(5)	Represents 640,000 shares issuable upon exercise of options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Incorporated by reference to Item 10, “Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2015 and 2014, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $75,000 and $73,000, respectively.

Tax Fees

There were no tax fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

Audit Related Fees

There were no audit related fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

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

ITEM 15. EXHIBITS. [To be updated.]

Exhibit Number	Description

2.2	Stock Purchase Agreement dated December 16, 2004 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 22, 2004)

2.3	Amendment No. 1 to Stock Purchase Agreement dated February 2, 2005 among Science Dynamics Corporation, Systems Management Engineering, Inc. and the shareholders of Systems Management Engineering, Inc. identified on the signature page thereto (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005)

2.4	Stock purchase agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as the Owner Representative and Science Dynamics Corporation, dated as of September 12, 2006.(1)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.2	Amendment to Certificate of Incorporation dated October 31, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.3	Amendment to Certificate of Incorporation dated November 25, 1980 (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.4	Amendment to Certificate of Incorporation dated May 23, 1984 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.5	Amendment to Certificate of Incorporation dated July 13, 1987 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.6	Amendment to Certificate of Incorporation dated November 8, 1996 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.7	Amendment to Certificate of Incorporation dated December 15, 1998 (Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-62226) filed with the Securities and Exchange Commission on June 4, 2001)

3.8	Amendment to Certificate of Incorporation dated December 4, 2002 (Incorporated by reference to the Company’s information statement on Schedule 14C filed with the Securities and Exchange Commission on November 12, 2002)

3.9	By-laws (Incorporated by reference to the Company’s registration statement on Form S-18 (File No. 33-20687), effective April 21, 1981)

3.10	Restated Certificate of Incorporation (Incorporated by reference to the Registration Statement On Form SB-2. file with the Securities and Exchange Commission on February 12, 2007)

4.1	Secured Convertible Term Note dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.2	Common Stock Purchase Warrant dated February 11, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

4.3	Second Omnibus Amendment to Convertible Notes and Related Subscription Agreements of Science Dynamics Corporation issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on March 2, 2005)

4.4	Form of warrant issued to Barron Partners LP.(1)

4.5	Promissory Note issued to Barron Partners LP.(1)

4.6	Form of warrant issued to Dragonfly Capital Partners LLC.(1)

4.7	Secured Promissory Note issued to Michael Ricciardi.(1)

4.8	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund LTD to Purchase up to 3,000,000 share of Common Stock of Lattice Incorporated.(1)

4.9	Amended and Restated Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase up to 6,000,000 shares of Common Stock of Lattice Incorporated**

4.10	Common Stock Purchase Warrant issued to Laurus Master Fund, LTD to Purchase 14,583,333 Shares Of Common Stock of Lattice Incorporated.

4.11	Second Amended and Restated Secured Term Note from Lattice Incorporated to Laurus Master Fund, LTD.

10.1	Executive Employment Agreement Amendment made as of February 14, 2005 by and between Science Dynamics Corporation and Paul Burgess (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 2005).(1)

10.2	Stock Purchase Agreement by Ricciardi Technologies, Inc., its Owners, including Michael Ricciardi as Owner Representative and Lattice Incorporated, dated September 12, 2006.(1)

10.3	Omnibus Amendment and Waiver between Lattice Incorporated and Laurus Master Fund, LTD, dated September 18, 2006.(1)

10.3	Agreement dated December 30, 2004 between Science Dynamics Corporation and Calabash Consultancy, Ltd. (Incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005)

10.4	Employment Agreement dated January 1, 2005 between Science Dynamics Corporation, Systems Management Engineering, Inc. and Eric D. Zelsdorf (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 25, 2005)

10.5	Executive Employment of dated March 7, 2005 by and between Science Dynamics Corporation and Joe Noto (Incorporated by reference to the 10-KSB filed on April 17, 2006)

10.7	Sub-Sublease Agreement made as of June 22, 2001 by and between Software AG and Systems Management Engineering, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.8	Securities Purchase Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.9	Master Security Agreement dated February 11, 2005 among Science Dynamics Corporation, M3 Acquisition Corp., SciDyn Corp. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.10	Stock Pledge Agreement dated February 11, 2005 among Laurus Master Fund, Ltd., Science Dynamics Corporation, M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.11	Subsidiary Guaranty dated February 11, 2005 executed by M3 Acquisition Corp. and SciDyn Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.12	Registration Rights Agreement dated February 11, 2005 by and between Science Dynamics Corporation and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.13	Microsoft Partner Program Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.14	AmberPoint Software Partnership Agreement (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 18, 2005)

10.15	Securities Agreement between Science Dynamics Corporation and Barron Partners LP, dated September 15, 2006.(1)

10.16	Employment Agreement between Science Dynamics Corporation and Michael Ricciardi.(1)

10.17	Amendment to Employment Agreement - Paul Burgess.(1)

10.18	Amendment to Employment Agreement - Joe Noto.(1)

10.19	Registration Rights Agreement by and among Science Dynamics Corporation and Barron Partners LLP, dated As of September 19, 2006.(1)

10.20	Amendment to Securities Purchase Agreement and Registration Rights Agreement (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

10.21	Exchange Agreement between Lattice Incorporated and Barron Partners LP dated June 30, 2008.(2)

10.22	Certificate of Designations of Series C Preferred Stock.(2)

10.23	Accounts Receivable Purchase Agreement dated March 11, 2009.(3)

10.24	Securities Purchase Agreement dated February 1, 2010

10.25	Promissory Note issued to I. Wistar Morris. (4)

10.26	Security Agreement dated June 11, 2010 by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris.(4)

10.27	Inter-Creditor Agreement dated June 11, 2010 among Action Capital Corporation and I. Wistar Morris. (4)

10.28	Amendment Number One to Promissory Note issued to I. Wistar Morris dated July 21, 2010.(4)

10.29	Amendment Number One to Security Agreement by and between Lattice, Incorporated, Lattice Government Services, Inc. and I. Wistar Morris dated July 21, 2010.(4)

10.30	First Amendment to Intercreditor Agreement between Action Capital Corporation and I. Wistar Morris. (4)

10.31	Certificate of Designation, Series D Convertible Preferred Stock, dated February 10, 2011.(5)

10.32	Securities Purchase Agreement, between the Company and Barron Partners LP, dated February 14, 2011.(5)

10.33	Securities Purchase Agreement between Company and Barron Partners LP, dated March 28, 2011

10.34	Amended Certificate of Designation, Series D Convertible Preferred Stock, dated April 17, 2011.(6)

10.35	Asset Purchase Agreement by and among the Company and Blackwatch International, Inc., dated as of March 29, 2013. (7)

10.36	Asset Purchase Agreement by and among the Company and Innovisit LLC, dated as of November 1, 2013. (8)

10.37	Consulting Agreement with Blairsden Resources LLC

10.38	Consulting Agreement with Roxen Advisors LLC

10.39	Loan and Security Agreement dated May 14, 2015, between Lattice Funding, LLC and the Company (9)

10.40	Promissory Note dated May 14, 2015 made in favor of Lattice Funding, LLC (9)

10.41	2015 Omnibus Equity Incentive Plan (10)

10.42	Loan and Security Agreement dated November 2, 2015, between Cantone Asset Management, LLC and the Company(11)

10.43	Promissory Note dated November 2, 2015 made in favor of Cantone Asset Management, LLC(11)

10.44	Subscription Agreement dated November 2, 2015(11)

10.45	Loan and Security Agreement dated February 25, 2016, between Lattice Cantone, LLC and the Company (12)

10.46	Promissory Note dated February 26, 2016 made in favor of Cantone Asset Management LLC (12)

14.1	Code of Ethics (Incorporated by reference to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on April 9, 2004)

21.1	Subsidiaries of the Company (Incorporated by Reference to the Registration Statement on Form SB-2 filed with the SEC on February 12, 2007).

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

99.1	Pledge and Security Agreement made by and between Science Dynamics Corporation in favor of and being delivered to Michael Ricciardi as Owner Representative, dated September 19, 2006.(1)

99.10	Lockup Agreement from Laurus Master Fund, LTD.(1)

99.11	Irrevocable Proxy.(1)

99.2	Escrow Agreement by and between Science Dynamics Corporation, Ricciardi Technologies, Inc. and the individuals listed on Schedule 1 thereto, dated September 19, 2006.(1)

99.3	Form of Lock Up Agreement, executed pursuant to the Securities Purchase Agreement between Science Dynamics Corporation and Barron Barron Partners, dated September 15, 2006.(1)

99.4	Press Release dated April 14, 2016

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference to the 8-K filed by the Company with the SEC on September 25, 2006

(2)	Incorporated by reference to the 8-K filed by the Company on July 8, 2008

(3)	Incorporated by reference to the 8-K filed by the Company on March 27, 2009

(4)	Incorporated by reference to the 10-Q for fiscal quarter ending June 30, 2010 and filed by the Company on August 20, 2010

(5)	Incorporated by reference to the 8-K filed by the Company on February 22, 2011

(6)	Incorporated by reference to the 8-K filed by the Company on March 13, 2011

(7)	Incorporated by reference to the 8-K filed by the Company on May 6, 2013
(8)	Incorporated by reference to the 8-K filed by the Company on November 18, 2013
(9)	Incorporated by reference to the 8-K filed by the Company on May 20, 2015
(10)	Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on May 26, 2015
(11)	Incorporated by reference to the 8-K filed by the Company on December 16, 2015
(12)	Incorporated by reference to the 8-K filed by the Company on March 7, 2016

*	To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATTICE INCORPORATED

Date: April 14, 2016	By: /s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date: April 14, 2016	By: /s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Burgess
Paul Burgess	President, Chief Executive Officer and Director	April 14, 2016

/s/ Joe Noto
Joe Noto	Chief Financial Officer and Secretary	April 14, 2016

/s/ John Boyd
John Boyd	Director	April 14, 2016

/s/ Mark V. Rosenker
Mark V. Rosenker	Director	April 14, 2016

/s/ Robert Wurwarg
Robert Wurwarg	Director	April 14, 2016

/s/ Richard Stewart
Richard Stewart	Director	April 14, 2016

Lattice Incorporated Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations, two years ended December 31, 2015 and 2014	F-4

Consolidated Statements of Changes in Shareholders' Equity, two years ended December 31, 2015	F-5-76

Consolidated Statements of Cash Flows, two years ended December 31, 2015 and 2014	F-7

Notes to Consolidated Financial Statements	F-8 - F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lattice Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lattice Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. The management of Lattice Incorporated and Subsidiaries is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lattice Incorporated and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 14, 2016

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2015	2014

ASSETS:
Current assets:
Cash and cash equivalents	$186,839	$255,954
Accounts receivable, net	977,638	987,324
Inventories	50,711	1,531
Note receivable - current	–	90,000
Costs and gross profit in excess of billings	324,673	449,129
Other current assets	177,357	465,654
Total current assets	1,717,218	2,249,592

Property and equipment, net	515,668	692,198
Intangible assets, net	520,012	650,012
Note receivable - long term	–	485,000
Other receivable, net	761,607	1,261,607
Deposits	58,473	76,071
Total assets	$3,572,978	$5,414,480

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,390,420	$1,377,187
Accrued expenses	1,110,346	1,024,363
Accrued settlement	2,750,000	2,521,694
Customer advances	400,985	116,308
Notes payable - current, net of debt discount	1,806,981	1,418,067
Capital lease obligation	4,601	–
Derivative liability	30,154	69,765
Deferred revenue	166,883	82,628
Total current liabilities	8,660,370	6,610,012
Long-term liabilities:
Derivative liability	–	771,198
Capital lease obligation	7,192	–
Convertible notes payable, net of debt discount	2,205,466	–
Notes payable - long-term	69,797	378,364
Total long-term liabilities	2,282,455	1,149,562
Total liabilities	10,942,825	7,759,574

Shareholders' deficit
Preferred stock - $0.01 par value
Series A 9,000,000 shares authorized 0 and 6,575,815 issued and outstanding, respectively	–	54,058
Series B 1,000,000 shares authorized 1,000,000 issued and 502,160 outstanding	10,000	10,000
Series C 520,000 shares authorized 0 and 520,000 issued and outstanding, respectively	–	5,200
Series D 590,910 shares authorized 0 and 590,910 issued and outstanding, respectively	–	5,909
Common stock - $0.01 par value, 200,000,000 authorized, 94,741,557 and 53,879,348 issued and outstanding respectively	947,416	538,794
Common stock subscribed - 500,000 shares	5,000	5,000
Additional paid-in capital	45,673,848	45,485,245
Accumulated deficit	(53,451,081)	(47,893,655)
Accumulated other comprehensive income	3,066	2,451
	(6,811,751)	(1,786,998)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' (deficit)	(7,369,847)	(2,345,094)
Total liabilities and shareholders' deficit	$3,572,978	$5,414,480

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue	$7,587,150	$8,941,060

Cost of Revenue	4,729,886	5,335,888

Gross Profit	2,857,264	3,605,172

Operating Expenses:
Selling, general and administrative	4,627,828	4,004,421
Research and development	1,159,632	1,086,410
Total operating expenses	5,787,460	5,090,831

Loss from Operations	(2,930,196)	(1,485,659)

Other Income (Expense):
Derivative income (expense)	591,990	505,658
Financing fees	(200,257)	(80,018)
Loss on extinguishment of debt	(1,032,580)	–
Other income (expense)	–	2,090
Write-off of note receivable	(522,185)	(125,000)
Write-off of other receivable	(500,000)	–
Settlement expense	(228,306)	–
Interest income	73	280
Interest expense	(710,857)	(619,399)
Total other income (expense)	(2,602,122)	(316,389)

Loss before taxes	(5,532,318)	(1,802,048)

Income taxes	–	–

Net Loss	(5,532,318)	(1,802,048)
Preferred Stock Dividend	(25,108)	(25,108)
Net Loss Available to Common Shareholders	(5,557,426)	(1,827,156)

Net loss per common share
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)

Weighted average shares:
Basic	65,172,006	46,068,220
Diluted	65,172,006	46,068,220

Comprehensive Loss
Net Loss	(5,532,318)	(1,802,048)
Foreign Currency Translation Gain (Loss)	615	2,451
Comprehensive Loss	(5,531,703)	(1,799,597)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Stock		Common Stock Subscriptions
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Stockholders' deficit, December 31, 2013	6,575,815	$65,758	1,000,000	$10,000	520,000	$5,200	590,910	$5,909	35,304,714	$353,047

Net income (loss)	–	–	–	–	–	–	–	–	–	–

Common stock issued for vendor services									1,458,334	14,583

Issuance of common stock subscribed											500,000	$5,000

Common stock issued for financing fees	–	–	–	–	–	–	–	–	1,350,000	13,500

Common stock issued for conversion of 1,170,000 SHS of Series A Preferred	(1,170,000)	(11,700)	–	–	–	–	–	–	4,178,538	41,786

Common stock issued for exchange for principal payment on note	–	–	–	–	–	–	–	–	500,000	5,000

Common stock issued in private placement in exchange for debt	–	–	–	–	–	–	–	–	2,223,484	22,235

Common stock issued in private placement	–	–	–	–	–	–	–	–	6,864,278	68,643

Common stock issued to Directors for services	–	–	–	–	–	–	–	–	2,000,000	20,000

Share-based compensation	–	–	–	–	–	–	–	–	–	–

Foreign currency translation adjustment

Dividends - Series B Preferred

Stockholders' deficit, December 31, 2014	5,405,815	$54,058	1,000,000	$10,000	520,000	$5,200	590,910	$5,909	53,879,348	$538,794	500,000	$5,000

Net loss	–	–	–	–	–	–	–	–	–	–

Conversion of Preferred shares to common	(1,840,000)	(18,400)	–	–	–	–	–	–	6,571,376	65,714	–	–

Cash paid to re-purchase outstandiing Preferred stock	(3,565,815)	(35,658)	–	–	(520,000)	(5,200)	(590,910)	(5,909)			–	$–

Common stock issued for services	–	–	–	–	–	–	–	–	1,000,000	10,000

Common shares issued for late payment of interest	–	–	–	–	–	–	–	–	1,000,000	10,000

Common shares issued for financing fees	–	–	–	–	–	–	–	–	6,645,833	66,458

Common shares issued for extinguishment of debt	–	–	–	–	–	–	–	–	5,000,000	50,000

Common shares issued private placements	–	–	–	–	–	–	–	–	20,645,000	206,450

Commosn stock issued (stock issuance costs )	–	–	–	–	–	–	–	–	–	–

Share-based compensation	–	–	–	–	–	–	–	–	–	–

Foreign currency translation adjustment

Dividends - Series B Preferred

Stockholders' deficit, December 31, 2015	–	$–	1,000,000	$10,000	–	$–	–	$–	94,741,557	$947,416	500,000	$5,000

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

(continued)

	Additional Paid-In Capital	Accumulated Comprehensive Income	Accumulated deficit	Shares	Amount	Stockholders
						Deficit

Stockholders' deficit, December 31, 2013	$43,714,377		$(46,066,499)	302,987	$(558,096)	$(2,470,304)

Net income (loss)	–		(1,802,048)			(1,802,048)

Common stock issued for vendor services	152,917					167,500

Issuance of common stock subscribed	$55,000					60,000

Common stock issued for financing fees	148,500					162,000

Common stock issued for conversion of 1,170,000 SHS of Series A Preferred	(30,086)					–

Common stock issued for exchange for principal payment on note	55,000					60,000

Common stock issued in private placement in exchange for debt	244,583					266,818

Common stock issued in private placement	752,798					821,441

Common stock issued to Directors for services	160,000					180,000

Share-based compensation	232,156					232,156

Foreign currency translation adjustment		2,451				2,451

Dividends - Series B Preferred			(25,108)			(25,108)

Stockholders' deficit, December 31, 2014	$45,485,245	$2,451	$(47,893,655)	302,987	$(558,096)	$(2,345,094)

Net loss	–		(5,532,318)			(5,532,318)

Conversion of Preferred shares to common	(47,314)					–

Cash paid to re-purchase outstandiing Preferred stock	$(1,028,767)					(1,075,534)

Common stock issued for services	80,000					90,000

Common shares issued for late payment of interest	10,000					20,000

Common shares issued for financing fees	324,250					390,708

Common shares issued for extinguishment of debt	100,000					150,000

Common shares issued private placements	536,770					743,220

Common stock issued (stock issuance costs )	(50,688)					(50,688)

Share-based compensation	264,352					264,352

Foreign currency translation adjustment		615				615

Dividends - Series B Preferred			(25,108)			(25,108)

Stockholders' deficit, December 31, 2015	$45,673,848	$3,066	$(53,451,081)	302,987	$(558,096)	$(7,369,847)

See accompanying notes to the consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(5,532,318)	$(1,802,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of note receivable	522,185	125,000
Write-off of other receivable	500,000	–
Derivative income	(591,990)	(505,658)
Stock issued for services	90,000	184,762
Stock issued for interest	20,000
Amortization of intangible assets	130,000	245,427
Amortization of debt discount	305,952	329,538
Loss on extinguishment of debt	1,032,580	–
Bad debt expense	182,898	–
Amortization of deferred financing fees	200,257	80,018
Share-based compensation	264,352	232,156
Depreciation	355,143	347,625
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(173,212)	(351,075)
Inventories	(49,180)	7,799
Costs in excess of billings	124,456	(449,129)
Other current assets	91,116	(25,251)
Deposits	17,598	(30,000)
Increase (decrease) in:
Accounts payable and accrued liabilities	1,129,983	551,852
Accrued settlement	228,306	–
Deferred revenue	84,255	36,831
Customer advances	284,677	163,259
Total adjustments	4,749,376	943,154
Net cash used in operating activities	(782,942)	(858,894)

Cash flows from investing activities:
Principal payments received on note receivable	52,815	–
Purchase of equipment	(34,970)	(178,111)
Net cash provided by (used in) investing activities	17,845	(178,111)

Cash flows from financing activities:
Cash paid for financing fees	(255,800)	(155,000)
Payments on capital lease	(2,792)	–
Payments on notes payable	(651,039)	(1,223,636)
Proceeds from the issuance of common stock, net	–	796,441
Proceeds from common stock subscribed	–	60,000
Proceeds from issuance of common stock	743,220	–
Stock issuance costs	(50,688)	–
Cash paid to buyback preferred stock	(1,075,534)	–
Proceeds from notes payable	1,080,000	1,500,000
Proceeds from convertible notes payable	908,000	–
Net cash provided by financing activities	695,367	977,805

Effect of exchange rate changes on cash	615	2,451

Net decrease in cash and cash equivalents	(69,115)	(56,749)
Cash and cash equivalents - beginning of period	255,954	312,703
Cash and cash equivalents - end of period	186,839	255,954

Supplemental cash flow information
Interest paid in cash	$225,669	$202,002

Summary of non-cash investing and financing activities
Dividends declared but not paid	$25,108	$25,108
Conversion of notes payable into common stock	$–	$227,272
Conversion of accrued interest into common stock	$–	$39,546
Common stock issued for principle payment on note payable	$–	$60,000
Recording of derivative liability	$–	$1,223,923
Common stock issued to settle liability	$–	$25,000
Common stock issued as prepayment for services	$–	$162,740
Common stock issued for deferred financing fees	$112,373	$162,000
Recording of debt discount due to derivative liability	$–	$–
Stock issued for debt extinguishment	$150,000	$–
Stock issued for debt discount	$278,335	$–
Equipment purchased with a capital lease	$14,585	$–
Equipment purchased with note payable	$129,058	$–

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

As part of the Company’s strategy to focus on its higher growth potential communications business, the Company decided during the first quarter of 2013 to exit the Government services segment, which derived its revenues mainly from contracts with federal government Department of Defense agencies either as a prime contractor or as a subcontractor to another prime contractor. On April 2, 2013, we entered an Asset Purchase Agreement (“Purchase Agreement”) with Blackwatch International, Inc. (“Blackwatch”), a Virginia corporation, pursuant to which we sold the assets of LGS for approximately $1.2 million. These assets essentially comprised our federal government services segment operations. The Company retained certain assets and liabilities of LGS. The residual assets includes approximately $700,000 in incurred cost claims relative to cost recoverable type contract vehicles.

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

b)         Basis of Presentation Going Concern

At December 31, 2015, our working capital deficiency was approximately $6,943,000 compared to a working capital deficiency of approximately $4,360,000 at December 31, 2014. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended beyond terms on payables with trade creditors. We have several payment arrangements in place but face continuing pressure with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management has estimated that the Company will need alternative financing in the range of $4.0 to $5.0 million to support its liquidity needs over the next twelve months. In that regard, management is currently engaged in capital raising activities to adequately capitalize the Company. There is no assurance, however, that we will succeed in raising the additional financing needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

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

h)         Income Taxes

We account for uncertain tax positions using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, based on the technical merits. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. We did not recognize any additional tax benefit or additional charges to our tax provision during 2015 and 2014. As of December 31, 2015 and 2014, the Company has no liability related to uncertain tax positions.

The Company’s 2012, 2013, 2014 and 2015 federal and state tax returns remain subject to examination by the respective taxing authorities. In addition, net operating losses and research tax credits arising from prior years are also subject to examination at the time that they are utilized in future years. Neither the Company’s federal or state tax returns are currently under examination.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At December 31, 2015, there was $224,354 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. This amount will be amortized over the remaining vesting periods of the grants.

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

As of December 31, 2015 and December 31, 2014, the derivative liabilities amounted to $30,154 and $840,963.  In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

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

n)        Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operates in one segment during the year ended December 31, 2015 (Telecom services).

o)        Basic and Diluted Income (Loss) Per Common Share:

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 39 million shares and 69 million shares at December 31, 2015 and 2014, respectively.

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

Note 2 - Accounts Receivable

The Company evaluates its accounts receivable on a customer-by-customer basis and has determined that an allowance for doubtful accounts of approximately $182,000 and $15,000 was necessary at December 31, 2015 and 2014, respectively, related to its trade receivables.

The Company determined that an allowance for doubtful accounts was necessary at December 31, 2015 related to its incurred cost claim receivables attributable to the Company’s discontinued Federal government operations. These claims with Federal Dept. of Defense agencies relate to prior year contracts where costs have exceeded the customer’s funded value of the task ordered on our cost reimbursement type contract vehicles. Unapproved claims included as a component of our accounts receivable had a carrying value of approximately $1,244,000 before a reserve allowance of $500,000 as of December 31, 2015. These unapproved claims represent the additional costs recoverable on our cost recoverable type contract vehicles as supported by our actual incurred cost submissions or actual rate filings with the DCAA (Defense Contract Audit Agency) compared to the provisional (budgetary) rates used for billing under these contracts. We have completed the audit of these claims pertaining to the periods 2005 to 2009 with the Defense Contract Audit Agency (DCAA) and have recalibrated the amounts using the settled or final DCAA approved rates. Based on the audited and approved rates, management valued the claims at approximately $744,000 and recorded a write-off of $500,000 at December 31, 2015. The $500,000 write-off is included as a component of other income (expense) in the Consolidated Statement of Operations.

Based on the delays encountered in finalizing the rate audits with DCAA and an uncertainty as to when the obligating agencies will allocate the required funding to process the claims for payment, we have classified the remaining $744,000 of these receivables as a long term asset in the Balance Sheet at December 31, 2015.

Note 3 - Property and Equipment

A summary of the major components of property and equipment is as follows:

	December 31, 2015	December 31, 2014
Computers, fixtures and equipment	$3,514,453	$3,335,840
Less: accumulated depreciation	(2,998,785)	(2,643,642)

Total	$515,668	$692,198

Depreciation expense for December 31, 2015 and 2014 was $355,143 and $347,625 respectively.

Note 4 - Notes Payable

Notes payable consists of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Bank line of credit (a)	$–	$–
Notes payable to shareholder/former director (b)	192,048	192,048
Notes payable (c)	1,656,996	1,066,019
Note payable, Innovisit (d)	27,734	160,000
Total notes payable	1,876,778	1,418,067
Less current maturities	(1,806,981)	(1,418,067)
Long term debt	$69,797	$–

(a)	Bank Line of Credit

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

The outstanding balance owed on the line at December 31, 2015 and December 31, 2014 was $0 and $0 respectively. If the credit facility is drawn upon, the interest rate would be 13.25%.

(b) Notes Payable to Shareholder/Former Director

There are two notes outstanding with a former director. The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and or principal was to be paid. This note had an outstanding balance of $24,048 as of December 31, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

The second note is dated October 14, 2011 had a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. This note had an outstanding balance of $168,000 as of December 31, 2015 and December 31, 2014, respectively. The Company is in arrears on interest payments that were due but has accrued the interest costs on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 difference between the face amount of the note and proceeds received was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655 as of December 31, 2014. As of December 31, 2015, there was $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under terms of the note agreement requiring principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of December 31, 2014 and December 31, 2015, there was $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2012. During the quarter ended June 30, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 as of December 31, 2015 and December 31, 2014. On January 23, 2014 the maturity date, the principal amounts of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

During March 2015, the Company issued a secured note to an investor for $500,000 for which $422,000 of net proceeds were received. Of the $500,000; $50,000 was an original issue discount and $28,000 was used for placement fees and legal expenses. In addition, the Company was required to issue 1,000,000 shares of common stock ($70,000 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount was recorded as a debt discount, while the placement and legal fees and the value of the 1,000,000 shares were recorded as deferred financing fees and included in prepaid expenses on the balance sheet. The debt discount is amortized using the effective interest method. The debt discount has been fully amortized as of December 31, 2015. We paid $363,200 of the principal balance on this note from the proceeds of the $908,000 convertible note closed May 2015. Because the principal was not paid in full by June 17, 2015, the Company was in default and was required to make monthly payments of $1,596 beginning July 17, 2015 at an annual interest rate of 14%. In addition to the monthly payments, the Company was required to issue to the Lender 1,250,000 shares of common stock, while still being responsible for the outstanding principal and interest. The lender accepted 1,000,000 shares instead to settle the default. The value of the 1,000,000 shares issued was $20,000, which is included in interest expense. The remaining outstanding principal of $136,800 and accrued interest was paid in full during November 2015.

During November 2015, the Company issued a secured note to an investor for $580,000 for which $355,174 of net proceeds were received. Of the $580,000; $58,000 was an original issue discount, $29,000 was used for placement fees and legal expenses and $137,826 was used to pay the remaining principal and accrued interest outstanding on the March 2015 note. In addition, the Company was required to issue 1,862,500 shares of common stock ($55,875 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount was recorded as a debt discount, as were the placement and legal fees and the value of the 1,862,500 shares were recorded as deferred financing fees and included in prepaid expenses on the balance sheet. The debt discount is amortized using the effective interest method. The unamortized debt discount as of December 31, 2015 was $99,308. The principal balance on this note as of December 31, 2015 was $580,000.

During June 2015, we closed on an equipment loan of $67,275 with Royal Bank America Leasing, L.P. The loan is payable monthly at $2,136 per month over a 36 month term with the last payment due in May 2018. The principal balance on this loan as of December 31, 2015 was $53,454.

During October 2015, we closed on an equipment loan of $61,783 with Royal Bank America Leasing, L.P. The loan is payable monthly at $1,941 per month over a 36 month term with the last payment due in September 2018. The principal balance on this loan as of December 31, 2015 was $56,831.

(d) Note Payable - Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit. Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, (b) four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, and (c) final payment of $100,000 was due and payable on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. The Company issued 500,000 common shares in lieu of the January 31, 2014 $60,000 installment payment under the note, and paid installments totaling $120,000 in cash in 2014, leaving a balance outstanding of $160,000 as of December 31, 2014. In 2015, the Company made cash payments on this note totaling $132,266 leaving $27,734 outstanding as of December 31, 2015.

Note 5 – Convertible Note

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

The LF1 Note contained a provision whereby the conversion price is adjustable upon the occurrence of certain events, including the issuance of common stock or common stock equivalents at a price which is lower than the current conversion price. Under FASB ASC 815-40-15-5, the embedded conversion feature is not considered indexed to the Company’s own stock and, therefore does not meet the scope exception in FASB ASC 815-10-15 and thus needed to be accounted for as a derivative liability. The initial fair value at May 30, 2014 of the embedded conversion feature was estimated at $1,223,923 and recorded as a derivative liability, resulting in a net carrying value of the note at May 30, 2014 of $276,077 ($1,500,000 face value less $1,223,923 debt discount). On November 2, 2015 the derivative was valued at $218,819. The debt discount was amortized using the effective interest method and was $956,090 at November 2, 2015. The fair value of the embedded conversion feature was estimated at the end of each quarterly reporting period using the Monte Carlo model.

On November 2, 2015, the Company issued 5,000,000 shares of its common stock to Lender to amend the promissory note issued to it in May 2015 to eliminate certain anti-dilution provisions. Based on management’s review, the accounting for debt extinguishment applied. In accordance with the accounting for debt extinguishment, the Company wrote-off the unamortized debt discount of $929,177 and unamortized deferred finance fees relating to this note of $172,222. These charges were offset by the difference of the carrying value of the associated embedded derivative liability of $218,819 and the fair value of $150,000 for the 5,000,000 shares issued resulting in a net gain of $68,819. The net of these three items resulted in a loss on extinguishment of debt of $1,032,580.

Inherent in the Monte Carlo Valuation model are assumptions related to expected volatility, remaining life, risk-free rate and expected dividend yield For the Convertible Notes using a Monte Carlo model, we estimate the probability and timing of potential future financing and fundamental transactions as applicable. The assumptions used by the Company are summarized below:

December 31, 2014
Closing stock price	$0.10
Conversion price	$0.13
Expected volatility	125%
Remaining term (years)	2.38
Risk-free rate	0.90%
Expected dividend yield	0%

The convertible note with a derivative conversion feature consists of the following at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Principal	$1,500,000	$1,500,000
Discount	–	(1,223,923)
Accumulated amortization of discount	–	102,287
Total	$1,500,000	$378,364

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

The agreement contains a provision that for every $1,000 borrowed, the Company would need to issue 2,500 common shares to holder. The Company borrowed $908,000 on the note and issued 2,270,000 shares valued at $0.07 per share based on the closing price the day of the borrowings. This resulted in a debt discount of $222,460, which is being amortized over the life of the loan using the effective interest method. Amortization expense of the debt discount was $19,926 in the current year.

In addition, the Company incurred deferred financing fees of $133,173 in connection with the notes which will be amortized over the life of the notes. Amortization expense for these deferred financing fees for the year ended December 31, 2015 was $17,757. Included within the $133,173 is $42,373 relating to 605,333 shares issued. The shares were valued at $0.07 per share, the market price of the stock at the closing date of the agreement.

The LF2 convertible note consists of the following at December 31, 2015:

December 31, 2015
Principal	$908,000
Discount	(222,460)
Accumulated amortization of discount	19,926
Total	$705,466

Note 6 - Stockholders’ Deficit

Common Stock

General

The preferred shares have a par value of $.01 per share, and the Company is authorized to issue 11,110,910 shares. The preferred stock of the Company shall be issued by the board of directors of the Company in one or more classes or one or more series within an class, and such classes or Series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the board of directors of the Company may determine, from time to time. Currently issued and outstanding are 502,160 designated Series B shares.

The common stock shares have a par value of $.01 per share and the Company is authorized to issue 200,000,000 shares, each share shall be entitled to cast one vote for each share held at all stockholders’ meeting for all purposes, including the election of directors. The common stock does not have cumulative voting rights.

2015 Issuances:

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

On December 18 2015, the Company issued 1,862,500 shares as a finance fee for the November 2015 $580,000 bridge note. The shares were valued at $0.03 per share and as a result $55,875 was recorded as deferred finance fees. The deferred finance fees are being amortized to expense over the term of the note.

During December 2015, the Company issued 1,000,000 shares to a lender for a default in not making a principal payment when due. The shares were valued at $20,000 and included as interest expense.

During December 2015, the Company issued 2,270,000 shares were issued to investors in conjunction with the $908,000 convertible notes. The shares were valued at $0.07 per share and as a result $158,900 was recorded as debt discount. The debt discount is being amortized to expense over the term of the note.

During December 2015, the Company issued 5,000,000 shares to investors in exchange for the removal of an anti-dilutive feature of the $1.5M convertible notes issued in May 2014. The shares were valued at $0.03 per share for an aggregate value of $150,000.

During the 4th quarter, pursuant to the terms of a Securities Purchase Agreement dated November 2, 2015 (the “Placement Agreement”), the Company sold an aggregate of 17,145,000 shares of its common stock under subscription agreements to accredited investors for aggregate gross proceeds of $617,220. In connection with the sale of the shares, the Company paid a placement agent fee of $30,861 in cash to Boenning & Scattergood, Inc. (“B&S”) and issued B&S warrants to purchase 514,350 shares of the Company’s common stock at the price of $0.036 per share. The investors were granted piggyback registration rights in connection with the Placement Agreement. The net proceeds of the transaction were used to purchase the securities owned by Barron pursuant to the Purchase Agreement.

Also during the 4th quarter, the Company sold an aggregate of 3,500,000 shares of its common stock under subscription agreements directly to accredited investors for aggregate gross proceeds of $126,000.

The Company issued 900,000 stock options at an extended fair value of $36,000 and 514,350 warrants at an extended fair value of $19,827.

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

The Company did not issue any employee options or warrants during the year ended December 31, 2014.

Repurchase of Preferred Stock

On November 2, 2015, the Company purchased all of the outstanding Preferred Stock from an investor, namely, 3,589,488 shares of the Company’s Series A Convertible Preferred Stock, 520,000 shares of the Company’s Series C Convertible Preferred Stock, and 590,910 shares of the Company’s Series D Convertible Preferred Stock, for a total of $1,075,000. All of the Preferred stock was purchased during the 4th quarter, cancelled and is to be added back to the Company’s authorized Preferred stock reserves.

Summary of our warrant activity and related information for 2015 and 2014

	Number of shares under warrants	Weighted Average Exercise price	Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	4,778,233	$0.67	3.5		$–

Granted	-				–
Exercised	-				–
Cancelled/expired	-				–

Outstanding at December 31, 2014	4,778,233	$0.67	2.5		$–

Granted	514,350	$0.06	3.0	$
Exercised	-
Cancelled/expired	-

Outstanding at December 31, 2015	5,292,583	$.61	1.81		$–

Vested and exercisable at December 31, 2015	5,292,583

Vested and exercisable at December 31, 2014	5,292,583

	2015
Weighted average fair value	$0.04
Risk-free interest rate	1.08%	.
Volatility	233.13%
Terms in years	3
Dividend yield	0.00%

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

The tables below present amortizable intangible assets as of December 31, 2015 and 2014:

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2015
Amortizable intangible assets:
IP Rights Agreement	1,300,000	(779,988)	–	520,012	1.86 years
Customer contracts	148,406	(148,406)	–	–	–
	$1,448,406	$(928,394)	$–	$520,012

	Gross Carrying	Accumulated	Impairment	Net Carrying	Weighted average remaining amortization
	Amount	Amortization	charge	Amount	period
December 31, 2014
Amortizable intangible assets:
IP Rights Agreement	1,300,000	(649,988)	–	650,012	2.86 years
Customer contracts	148,406	(148,406)	–	–	–
	$1,448,406	$(798,394)	$–	$650,012

Total intangible amortization expense was $130,000 and $245,427 for the years ended December 31, 2015 and 2014, respectively.

Future estimated annual intangibles amortization expense as of December 31, is as follows:

2016	130,000
2017	130,000
2018	130,000
2019	130.000
2020	12
Total	$520,012

Note 9 - Fair Value of Derivative Instruments

Warrants:

The consolidated balance sheet caption derivative liability includes warrants and a convertible note. The warrants were issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of December 31, 2015 and December 31, 2014, and are carried at fair value. The balance at December 31, 2015 was $30,154 compared to $69,765 at December 31, 2014.

 The valuation of the derivative warrant liabilities is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models at December 31, 2015 included the December 31, 2015 publicly traded stock price of the Company of $0.04, the conversion or strike price of $0.10 per the agreement, a historical volatility factor of 221.77% based upon forward terms of instruments, and a risk free rate of 2.090% and remaining life 6.72 years.

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014:

Derivatives:

	Level 3	Total
December 31, 2015:

Warrants	$30,154	$30,154

	Level 3	Total
December 31, 2014:

Warrants	$69,765	$69,765
Convertible Note	$771,198	$771,198

Note 10 - Dividends

The Company accrued and recorded dividends payable on the 520,160 shares of 5% Series B Preferred Stock for the years ended December 31, 2015 and 2014. Dividends have not been declared and cannot be paid as long as the Company has an outstanding balance on its revolving line of credit.

Note 11 - Income Taxes

The tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following:

	December 31,
	2015	2014

Current	–	–
Deferred	–	–

The components of the deferred tax assets (liability) as of:

Net operating loss carryforward	$9,484,478	$8,231,803
Stock base compensation	620,018	534,917
Executive compensation	13,000	13,000

Total Deferred tax Asset	10,117,496	8,779,720
Valuation allowance for Deferred tax asset	(10,117,496)	(8,779,720)
Deferred tax asset	–	–

As of December 31, 2015 and 2014, the Company generated a net operating loss carry forwards of approximately $25,000,000 available expiring 2018-2030.

Note 12 - Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2016. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease commitments as of December 31, 2015 are approximately as follows:

For the Twelve Months Ending December 31, :
2016	$19,918

Total rent expense was $89,331 for the year ended December 31, 2015 compared to $99,652 in the prior year.

(b) Capital Lease

During May 2015, we entered into a capital lease financing obligation with Marlin Leasing Corporation in the amount of $14,585 which bears interest at 13% and is payable monthly over a 3 year term at $497.00 per month.  The lease includes an end of term purchase option of $1.00. The outstanding principal balance on this lease at December 31, 2015 was $11,793.

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

b)     2008 Employee Stock Option Plan

The Company’s board of directors approved the adoption of the Company’s 2008 incentive stock option Plan. The maximum number of shares available for issuance under the Plan is 10,000,000. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each option granted under the Plan shall be contained in a stock option agreement between the optionee and the Company. Upon the adoption of the 2015, the 2008 plan became frozen. Accordingly, no new options shall be granted under the 2008 plan and outstanding awards thereunder shall be governed by the terms and conditions of the 2008 plan and applicable award agreements.

c) 2015 Omnibus Equity Incentive Plan

The Company’s board of directors and shareholders approved the adoption of the Company’s 2015 equity incentive Plan. The maximum number of shares available for issuance under the Plan is 25,000,000 inclusive of the awards previously issued and outstanding under the 2008 stock option plan. The options may be granted to officers, directors, employees or consultants of the Company and its subsidiaries at not less than 100% of the fair market value of the date on which options are granted. The term of each option granted under the Plan shall be contained in a stock option agreement between the optionee and the Company.

During 2015, the Company issued 900,000 under the 2015 Equity Incentive Plan. No options were approved or issued 2014.

The Company recorded stock-based compensation expense of $264,352 and $232,156 for the year ended December 31, 2015 and 2014, respectively under both plans.

We use the Black-Scholes option pricing model to estimate on the grant date the fair value of share-based awards in determining our share-based compensation. The following weighted-average assumptions were used for grants made under the stock options plans for the years ended December 31, 2015. No options were issued in 2014.

2015
Expected Volatility	140%
Expected term	5 years
Risk-Free interest rate	1.68%
Dividend yield	0%
Annual forfeiture rate	10%
Weighted-average estimated fair value of options granted	$0.0355

Transactions involving stock options awarded under the Plan described above during the years ended December 31, 2015 and 2014

	Number of shares	Weighted Average Exercise price		Weighted Average Remaining Contractual term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2013	10,564,500		$0.10	2.1	$–

Granted	–	$
Exercised
Cancelled/expired	(428,500)		$0.08

Outstanding at December 31, 2014	10,136,000		$0.10	3.3	$–

Granted	900,000		$0.04	9.5
Exercised	–
Cancelled/expired	(1,258,000)		$0.08

Outstanding at December 31, 2015	9,778,000		$0.09	3.9	$–

Vested and exercisable at December 31, 2015	7,912,300

Vested and exercisable at December 31, 2014	4,340,500

d)     Employee Stock Purchase Plan

In 2002 the Company established an Employee Stock Purchase Plan. The Plan is to provide eligible employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company through accumulated payroll deductions and to enhance such employees’ sense of participation in the affairs of the Company and its designated subsidiaries. It is the intention of the Company to have the Plan qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986. The provisions of the Plan, accordingly, shall be construed so as to extend and limit participation in a manner consistent with the requirements of that section of the Code. The maximum number of shares of the Company’s common stock which shall be made available for sale under the Plan shall be two million shares. There were no shares issued under the Plan in 2015 or 2014.

Note 14 - Benefit Plan

The Company has 401K plan which covers all eligible employees. The Company has a discretionary match of employee contributions. The Company made no contribution during the year ended December 31, 2015 or 2014.

Note 15 - Major Customers and Concentrations

The Company’s revenues for 2015 included approximately $1.1 million or 13.9% of total revenues derived from a wholesale relationship with a large inmate phone service provider serving several end-user correctional facilities. There were no providers in 2014 comprising 10% or more of total revenues.

Note 16 – Litigation

On June 26, 2015, a former wholesale partner filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). They allege that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015. We are currently negotiating with the former wholesale partner to settle the claim. Based on negotiations, we expect the claim to settle in the amount of approximately $2,750,000. Accordingly, we have recorded a charge to other income (expense) of approximately $228,000 at December 31, 2015 bringing the accrued settlement liability to $2,750,000 recorded under current liabilities of consolidated balance sheet.

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

Note 17 - Note Receivable

As part of the sale of Lattice Government assets on April 2, 2013, the Company received a promissory note from Blackwatch International, Inc. for $700,000, which carried a 3% annual interest rate payable in 12 equal quarterly installments of $61,216 over a 3 year period. The first installment was due July 31, 2013 and each successive payment was due on the 15th day of the month following close of each quarter. Blackwatch never made these payments; therefore, the Company filed a lawsuit in the Superior Court of New Jersey to collect the monies. On April 7, 2015, a settlement was signed and the note receivable was settled for $537,500. The agreement calls for 7 quarterly payments of $30,000 after the April 15, 2015 payment, with the remaining balance of $297,500 being due in full on January 15, 2017, with consent to the entry of a final judgment upon default.  The Company received the first and second payments on April 15, 2015 and July 15, 2015.  Blackwatch failed to pay the amount that was due and payable under Paragraph 2a of the Agreement on October 15, 2015 and January 15, 2016. Written notice of default was sent to Blackwatch on November 4, 2015.  On December 22, 2015, the Company made an application for the entry of final judgment by consent.  The Court entered a Final Judgment on January 8, 2016.  Given the entry of a judgment, the Company engaged in negotiations with Blackwatch designed to obtain payment from Blackwatch, which negotiations were unsuccessful.  The Company thereafter obtained a required exemplified copy of the Final Judgment and submitted the Final Judgment to the Superior Court of New Jersey to obtain lien status and to ready the Final Judgment to be enforced against Blackwatch and the personal guarantor in their home state of Maryland.  Based on the missed payments and Blackwatch’s representation of its financial condition, the Company recorded a reserve allowance for the full amount of the note receivable in the amount of $522,185 at December 31, 2015. Accordingly, included in other income (expense) of the 2015 statement of operations is a charge-off of $522,185. The Company is in the process of enforcing its rights to collect on the full amount of the Final Judgment, plus reasonable attorneys’ fees and costs, from both Blackwatch and the personal guarantor.

Note 18 - Foreign Currency Translation

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

Note 19 - Subsequent Events

On February 26, 2016, Lattice issued a promissory note in the amount of $375,000 to Cantone Asset Management LLC (“Cantone”) and received $356,250 in gross proceeds, after deducting a 5% original issue discount. The annual interest rate on the note is 14%. The Company issued 600,000 shares of its common stock to Cantone and paid Cantone additional fees of approximately $3,000. The Loan is secured by a first priority security interest in certain of the Company’s components and work-in progress relative to a sales order with a large customer. The Note matures on the earlier of August 26, 2016 or the date that the Company receives payment from its customer for the equipment purchased with the proceeds of the Note.

