Form 10-K/A
period 2015-12-31
Lattice INC
filed 2016-04-20
CIK 350644

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on April 14, 2016.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

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

LATTICE INCORPORATED

Date: April 20, 2016	By: /s/ Paul Burgess
Paul Burgess
President, Chief Executive Officer
and Director

Date: April 20, 2016	By: /s/ Joe Noto
Joe Noto
Chief Financial Officer and Principal
Accounting Officer

4