Form 10-Q
period 2016-03-31
Lattice INC
filed 2016-05-16
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________.

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

As of May 16, 2016, 95,038,673 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2016	2015
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$100,603	$186,839
Accounts receivable, net	1,187,011	977,638
Inventories	50,711	50,711
Costs and gross profit in excess of billings	492,121	324,673
Other current assets	67,411	61,940
Total current assets	1,897,857	1,601,801

Property and equipment, net	427,619	515,668
Intangible assets, net	487,512	520,012
Other receivable, net	761,607	761,607
Deposits	58,473	58,473
Total assets	$3,633,068	$3,457,561

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,266,693	$2,390,420
Accrued expenses	1,420,385	1,110,346
Accrued settlement	2,750,000	2,750,000
Customer advances	199,134	400,985
Notes payable - current, net of debt discount	2,199,144	1,806,981
Capital lease obligation	4,764	4,601
Derivative liability	37,716	30,154
Deferred revenue	108,872	166,883
Total current liabilities	8,986,708	8,660,370
Long-term liabilities:
Derivative liability	–	–
Capital lease obligation	5,938	7,192
Convertible notes payable, net of debt discount	2,105,195	2,090,049
Notes payable - long-term	61,153	69,797
Total long-term liabilities	2,172,286	2,167,038
Total liabilities	11,158,994	10,827,408

Shareholders' deficit
Preferred stock - $0.01 par value
Series B 1,000,000 shares authorized 1,000,000 issued and outstanding	10,000	10,000
Common stock - $0.01 par value, 200,000,000 authorized, 95,341,557 and 94,741,557 issued and outstanding respectively	953,416	947,416
Common stock subscribed - 500,000 shares	5,000	5,000
Additional paid-in capital	45,753,692	45,673,848
Accumulated deficit	(53,685,152)	(53,451,081)
Accumulated other comprehensive income	(4,786)	3,066
	(6,967,830)	(6,811,751)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' (deficit)	(7,525,926)	(7,369,847)
Total liabilities and shareholders' deficit	$3,633,068	$3,457,561

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015
Revenue	$2,430,148	$1,509,671

Cost of Revenue	1,215,903	985,102

Gross Profit	1,214,245	524,569

Operating Expenses:
Selling, general and administrative	945,528	1,079,409
Research and development	273,465	309,239
Total operating expenses	1,218,993	1,388,648

Loss from Operations	(4,748)	(864,079)

Other Income (Expense):
Derivative income (expense)	(7,562)	346,409
Write-off of note receivable	–	(37,250)
Interest expense	(215,484)	(151,339)
Total other income (expense)	(223,046)	157,820

Loss before taxes	(227,794)	(706,259)

Income taxes	–	–

Net Loss	(227,794)	(706,259)
Preferred Stock Dividend	(6,277)	(6,277)
Net Loss Available to Common Shareholders	(234,071)	(712,536)

Net loss per common share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average shares:
Basic	94,833,865	53,911,094
Diluted	94,833,865	53,911,094

Comprehensive Loss
Net Loss	(227,794)	(706,259)
Foreign Currency Translation Gain (Loss)	(7,852)	(2,017)
Comprehensive Loss	(235,646)	(708,276)

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015
Cash flows from operating activities:
Net loss	$(227,794)	$(706,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of note receivable	–	37,250
Derivative income	7,562	(346,409)
Stock issued for services	–	15,000
Amortization of intangible assets	32,500	32,500
Amortization of debt discount	94,342	76,833
Bad debt expense	8,119	21,680
Share-based compensation	61,844	58,038
Depreciation	89,573	79,452
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(217,492)	43,965
Costs in excess of billings	(167,448)	40,841
Other current assets	(5,471)	30,218
Increase (decrease) in:
Accounts payable and accrued liabilities	180,035	(9,010)
Deferred revenue	(58,011)	(33,990)
Customer advances	(201,851)	369,126
Total adjustments	(176,298)	415,494
Net cash used in operating activities	(404,092)	(290,765)

Cash flows from investing activities:
Principal payments received on note receivable	–	–
Purchase of equipment	(1,524)	(21,153)
Net cash used in investing activities	(1,524)	(21,153)

Cash flows from financing activities:
Cash paid for financing fees	(21,815)	(78,000)
Payments on capital lease	(1,091)	–
Payments on notes payable	(24,862)	(29,218)
Proceeds from notes payable	375,000	500,000
Net cash provided by financing activities	327,232	392,782

Effect of exchange rate changes on cash	(7,852)	(2,017)

Net (decrease) increase in cash and cash equivalents	(86,236)	78,847
Cash and cash equivalents - beginning of period	186,839	255,954
Cash and cash equivalents - end of period	100,603	334,801

Supplemental cash flow information
Interest paid in cash	$103,879	$61,258

Summary of non-cash investing and financing activities
Dividends declared but not paid	$6,277	$6,277
Common stock issued as prepayment for services	$–	$75,000
Common stock issued for deferred financing fees	$–	$70,000
Stock issued for debt discount	$24,000	$–

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

b) Basis of Presentation / Going Concern

As disclosed in Note 3 to the condensed consolidated financial statements, the Company adopted Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” during the first quarter of 2016. In accordance with the guidance, $115,000 of unamortized debt issuance costs, associated with the Company’s convertible notes payable, were reclassified from other current assets, as previously reported on the consolidated balance sheet as of December 31, 2015, to convertible notes payable, net of debt discount.

At March 31, 2016, our working capital deficiency was approximately $7,089,000 compared to a working capital deficiency of approximately $7,059,000 at December 31, 2015. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management is currently engaged in raising capital with a goal of raising approximately $4,000,000 to $5,000,000, the proceeds of which will be used to improve working capital and strengthen our balance sheet. To address this objective and to address short term liquidity needs, Lattice engaged in a private placement of restricted common stock bringing in gross proceeds of $382,800 in April 2016. Management is actively seeking additional funding opportunities. There is no assurance, however, that we will succeed in raising the additional financing needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of the Company’s consolidated financial position and operating results. The condensed consolidated balance sheet at March 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the three months ended March 31, 2016 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2015 appearing in Form 10-K filed on April 14, 2016.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At March 31, 2016, there was $162,510 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. This amount will be amortized over the remaining vesting periods of the grants.

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

As of March 31, 2016 and December 31, 2015, the derivative liabilities amounted to $37,716 and $30,154. In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

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

n) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operated in one segment during the three months ended March 31, 2016 and 2015 (Telecom services).

o) Basic and Diluted Income (Loss) Per Common Share

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 39 million shares at March 31, 2016.

p) Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11“). ASU 2015-11 requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out and retail inventory method are excluded from this new guidance. This ASU replaces the concept of market with the single measurement of net realizable value and is intended to create efficiencies for preparers and more closely aligns U.S. GAAP with IFRS. This ASU is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Prospective application is required and early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the new standards.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. See Note 3 for the impact of this adoption.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards.  Early adoption will be permitted, but not before the first quarter of 2017.  Adoption can occur using one of two prescribed transition methods.  In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of these new standards.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

In March 2016, the FASB issued ASU No. 2016-06, “Contingent Put and Call Option in Debt Instruments” (“ASU 2016-06”).  ASU 2016-06 is intended to simplify the analysis of embedded derivatives for debt instruments that contain contingent put or call options. The amendments in ASU 2016-06 clarify that an entity is required to assess the embedded call or put options solely in accordance with the four-step decision sequence. Consequently, when a call (put) option is contingently exercisable, an entity does not have to initially assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendments in ASU 2016-06 take effect for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016–01 to have a significant impact on its financial statements.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”).  ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 2 – Notes Payable

Notes payable consists of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Bank line of credit (a)	$–	$–
Notes payable to shareholder/former director (b)	192,048	192,048
Notes payable (c)	2,055,515	1,656,996
Note payable, Innovisit (d)	12,734	27,734
Total notes payable	2,260,297	1,876,778
Less current maturities	(2,199,144)	(1,806,981)
Long term debt	$61,153	$69,797

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

The outstanding balance owed on the line at March 31, 2016 and December 31, 2015 was $0 and $0 respectively. If the credit facility is drawn upon, the interest rate would be 13.25%.

(b) Notes Payable to Shareholder/Former Director

There are two notes outstanding with a former director.

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and principal was to be paid. This note had an outstanding principal balance of $24,048 as of March 31, 2016 and December 31, 2015, respectively. The Company is in arrears on interest payments that were due but has accrued the interest on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

The second note is dated October 14, 2011 had a face value of $168,000 of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. This note had an outstanding principal balance of $168,000 as of March 31, 2016 and December 31, 2015, respectively. The Company is in arrears on interest payments that were due but has accrued the interest on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 difference between the face amount of the note and proceeds received was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655 as of December 31, 2014. As of March 31, 2016 and December 31, 2015, there was $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under terms of the note agreement requiring principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company was required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of March 31 2016 and December 31, 2015, there was $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2012. During the quarter ended June 30, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining balance owed of $84,364 as of March 31, 2016 and December 31, 2015. On January 23, 2014 the maturity date, the principal amounts of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. We are current with interest payments; no default provision has been invoked.

During November 2015, the Company issued a secured note to an investor for $580,000 for which $355,174 of net proceeds were received. Of the $580,000; $58,000 was an original issue discount, $29,000 was used for placement fees and legal expenses and $137,826 was used to pay the remaining principal and accrued interest outstanding on the March 2015 note. In addition, the Company was required to issue 1,862,500 shares of common stock ($55,875 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount was recorded as a debt discount, as were the placement and legal fees and the value of the 1,862,500 shares were recorded as deferred financing fees and included in prepaid expenses on the balance sheet. The debt discount is amortized using the effective interest method. The unamortized debt discount as of March 31, 2016 was $27,445. The carrying balance of this note, net of unamortized debt discount of $27,445, at March 31, 2016 was $552,555. On April 27, 2016, the maturity date of this note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000, thereby increasing the principal balance to $600,000, and to issue 1,000,000 common shares to the investor. The Company is currently evaluating whether the accounting for debt extinguishment or debt modification applies.

During June 2015, we closed on an equipment loan of $67,275 with Royal Bank America Leasing, L.P. The loan is payable monthly at $2,136 per month over a 36 month term with the last payment due in May 2018. The principal balance on this loan as of March 31, 2016 and December 31, 2015 was $48,250 and $53,454 respectively.

During October 2015, we closed on an equipment loan of $61,783 with Royal Bank America Leasing, L.P. The loan is payable monthly at $1,941 per month over a 36 month term with the last payment due in September 2018. The principal balance on this loan as of March 31, 2016 and December 31, 2015 was $52,173 and $56,831 respectively.

On February 25, 2016, the Company issued to an investor a promissory note in the aggregate principal amount $375,000 and received $353,000 in gross proceeds (equivalent to a 5% original issue discount of $18,750 and other closing fees of $3,065) (the "Loan"). Additionally, the Company issued 600,000 shares of its common stock to the investor at an extended fair value of $24,000 based on the publicly traded value of the Company’s shares at closing. The Loan is secured by a first priority security interest in certain of the Company's components and work-in progress. The outstanding principal balance net of unamortized debt discount of $38,482 at March 31, 2016 was $336,518. The loan was re-paid in full during May 2016 upon the collection of the associated Purchase Order/Accounts Receivable that was financed.

(d) Note Payable – Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit. Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, (b) four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, and (c) final payment of $100,000 on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. In 2016, the Company made cash payments on this note totaling $15,000 leaving $12,734 outstanding as of March 31, 2016 compared to an outstanding balance of $27,734 at December 31, 2015.

Note 3 – Convertible Notes

On May 30, 2014, the Company entered into a Note Purchase and Security Agreement with Lattice Funding, LLC (“Lender”), a Pennsylvania limited liability company affiliated with Cantone Asset Management, LLC. The Company delivered a secured promissory note (the “LF1 Note”) in the principal sum of $1,500,000, bearing interest at 8% per annum and maturing on May 15, 2017. Interest on the LF1 Note is payable quarterly. The outstanding principal may be converted into restricted common stock. The Company also executed UCC financing statements, securing the LF1 Note with proceeds of certain agreements.

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

On November 2, 2015, the Company issued 5,000,000 shares of its common stock to Lender to amend the promissory note issued to it in May 2015 to eliminate certain anti-dilution provisions. Based on management’s review, the accounting for debt extinguishment applied. In accordance with the accounting for debt extinguishment, the Company wrote-off the unamortized debt discount of $929,177 and unamortized deferred finance fees relating to this note of $172,222. These charges were offset by the difference of the carrying value of the associated embedded derivative liability of $218,819 and the fair value of $150,000 for the 5,000,000 shares issued resulting in a net gain of $68,819. The net of these three items resulted in a loss on extinguishment of debt of $1,032,580 in 2015.

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

Each $1,000 of note principal is convertible into common shares at a conversion price of $0.15, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilutive provisions). If the market price of Lattice common stock equals or exceeds twice the exercise price and certain other conditions are met, the Company may call the note at face value for the purpose of forcing conversion of the balance of the note in common stock.

The Note Purchase and Security Agreement contains a provision that for every $1,000 borrowed, the Company would need to issue 2,500 common shares to holder. The Company borrowed $908,000 on the note and issued 2,875,333 shares valued at $0.07 per share based on the closing price the day of the borrowings. This resulted in a debt discount of $355,633, which is being amortized over the life of the loan using the effective interest method. Amortization expense of the debt discount was $15,146 in the current period.

The LF2 convertible note consists of the following at March 31, 2016:

March 31, 2016
Principal	$908,000
Discount	(355,633)
Accumulated amortization of discount	52,828
Total	$605,195

During the first quarter of 2016, the Company adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” In accordance with the guidance, $115,000 of unamortized debt issuance costs, associated with the Company’s convertible notes payable, were reclassified from other current assets, as previously reported on the consolidated balance sheet as of December 31, 2015, to convertible notes payable, net of debt discount.

Note 4 – Fair Value of Derivative Financial Instruments

The condensed consolidated balance sheet caption derivative liability includes warrants and a convertible note. The warrants were issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of March 31, 2016 and December 31, 2015, and are carried at fair value. The balance at March 31, 2016 was $37,716 compared to $30,154 at December 31, 2015.

The valuation of the derivative warrant liabilities is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as March 31, 2016 included the March 31, 2016 publicly traded stock price of the Company of $0.05, the conversion or strike price of $0.10 per the agreement, a historical volatility factor of 221.77% based upon forward terms of instruments, and a risk free rate of 2.09% and remaining life 6.47 years.

Note 5 – Litigation

On June 26, 2015, Global Tel*Link Corporation (“GTL”) filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). GTL alleged that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015. On April 29, 2016, we and GTL entered into a settlement agreement pursuant to which:

•	we agreed to pay GTL $250,000 within five business days of the date of the settlement agreement;

•	we issued a confession of judgment promissory note in the aggregate principal amount of $2,495,625 (the “Note”); and

•	we entered into a Teaming Agreement with GTL.

The Note bears interest at the rate of 8% per year and provides a schedule of payments consisting of principal and interest through April 30, 2019. The obligations under the Note are secured by all of our assets pursuant to the terms of a Security Agreement (the “Security Agreement”). The Security Agreement provides for customary events of default.

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

Note 6 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2016. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets.

Future minimum lease commitments as of March 31, 2016 are approximately as follows:

For the Twelve Months Ending March 31, :
2017	$7,967

Total rent expense was $27,853 for the quarter ended March 31, 2016 compared to $27,694 in the prior year quarter.

(b) Capital lease

During May 2015, we entered into a capital lease financing obligation with Marlin Leasing Corporation in the amount of $14,585 which bears interest at 13% and is payable monthly over a 3 year term at $497 per month.  The lease includes an end of term purchase option of $1.00. The outstanding principal balance on this lease at March 31, 2016 was $10,702.

Note 7 – Subsequent Events

On April 22, 2016, Lattice sold an aggregate of 10,633,336 shares of its common stock to 15 accredited investors for aggregate gross proceeds of $382,800. In connection with the sale of the shares, the Company paid a placement agent fee of $19,140 in cash to Boenning & Scattergood, Inc. (“B&S”) and will issue B&S a warrant to purchase 319,000 shares of the Company’s common stock at the price of $0.06 per share. The Company may sell up to an additional 6,033,333 shares for $217,200 pursuant to the terms of the Placement Agreement.

On April 27, 2016, the maturity date of the $580,000 bridge note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000 thereby increasing the principal balance to $600,000 and to issue 1,000,000 common shares to the investor.

On April 29, 2016, Lattice entered into a settlement agreement with Global Tel*Link Corporation (“GTL”) for $2,745,625 related to past due general unsecured (on-demand) liabilities. At March 31, 2016, such amount was classified in the consolidated Balance Sheet as an accrued settlement under current liabilities. Per the settlement agreement, Lattice converted the on-demand liability to a promissory note for $2,745,625 carrying an 8% annual interest rate with principal payments due as follows: $250,000 within five business days of the date of the settlement agreement (Paid by Lattice) leaving a remaining principal balance owing of $2,495,625, of which, $250,000 will be payable in (7) quarterly principal payments starting July 31, 2016 with any remaining principal balance due under the note by April 30, 2018.

The $375,000 loan dated February 26, 2016 was re-paid in full during May 2016 upon the collection of the associated Purchase Order/Accounts Receivable that was financed.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the included consolidated financial statements. This discussion should not be construed to imply that the results discussed will necessarily continue into the future, or that any conclusion reached will necessarily be indicative of actual operating results in the future. Such discussion only represents management’s best present assessment.

Business Overview:

Lattice’s target domestic market is small to mid-sized correctional facilities. The Company first launched its direct service business during 2011. Previously, the Company served this market exclusively through other service providers. As of March 31, 2016, the Company served approximately 7,050 inmates through its direct service offering. In 2014, Lattice identified 9 target market states. To date, Lattice has obtained certification to provide communications services in 6 of these 9 states, and Lattice is actively engaged in sales and marketing activities in five. In addition, Lattice identified key products and services that would enable the Company to maximize revenue generation in our accounts. These include key modules of Lattice’s Corrections Operating Network™ (COP) which incorporates an investigative tool set, secure communications, video visitation, payment and trust accounting, customer care and kiosk solutions. In the second quarter of 2015, Lattice introduced its Video Arraignment solution, which helps facilities reduce labor costs and security risks associated with transporting inmates for courtroom arraignments. With more clarification surrounding the FCC order regarding rate caps and elimination of ancillary fees we have seen an increase in market activity that we believe will translate into sales this year. Accordingly, the Company has attempted to align its sales and operations to address these opportunities in the most cost effective manner.

For the quarter ended March 31, 2016, total revenue increased by 61% from the prior year period. Technology revenue increased 191%, or $628,000, from the prior year quarter. Service revenue, comprised of call provisioning and ancillary services, accounted for approximately 61% of total revenues. Call provisioning revenue, a component of service revenue, increased by 18%, a key growth metric for our business strategy as Lattice increases the number of deposit touch points and end-user correctional facilities being serviced. Technology sales, which accounted for 39% of revenues this quarter, fluctuate period to period and can have a material impact on financial results.

In late 2015, Lattice launched its CellMate™ Mobile platform which provides inmates with a new wireless communications device that encompasses the latest communications and media tools for inmates to maintain contact with friends and family and also access resources for self-improvement. Numerous studies have shown that more frequent contact with friends and family leads to increases in inmate morale and helps contribute to a reduction in recidivism. Lattice anticipates offering new CellMate applications and services in a number of institutions in 2016. The launch of this new product enables the Company to offer a full suite of services that have not traditionally been available to small and mid-sized correctional facilities. Currently, Lattice’s average revenue per inmate is over $800, compared to an industry average of $515 per inmate. The Company attributes this performance to quality and accessibility of service, as well as an innovative product mix. Lattice believes it can further enhance its revenue as it continues to deploy a full suite of phone, video, and mobile device services across its installed base. As Lattice rolls out the new CellMate™ platform, adoption of the new technology should accelerate as new services and applications are added. Lattice anticipates beginning to realize revenues from the new platform by the end of the current year.

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

On April 22, 2016, the Company sold an aggregate of 10,633,336 shares of its common stock for aggregate gross proceeds of $382,800. The Company continues to seek capital raising opportunities to address the firm’s short term liquidity requirement.

The Company recently reached an agreement with Global Tel*Link (GTL) to settle a claim against Lattice and work cooperatively through a teaming agreement. This teaming agreement enables Lattice to request that GTL allow it to use its products where they provide Lattice with a competitive advantage while giving GTL a right of first refusal to act as a subcontractor on certain projects that Lattice bids on. Lattice believes that the agreement will enable Lattice to expand its existing product offerings and provide new complementary products and services that aren’t currently offered by Lattice.

Results of Operations – Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015

	For the Quarter Ending March 31
	2016	2015
Revenue	$2,430,000	$1,510,000

Net loss	(228,000)	$(706,000)

Net loss per common share – Basic and Diluted	(0.00)	$(0.01)

	OPERATING EXPENSES		PERCENT OF SALES
	2016	2015	2016	2015
Research & Development	$273,000	309,000	11.2%	20.5%

Selling, General & Administrative	$946,000	1,079,000	38.9%	71.5%

REVENUES:

Total revenue increased 61% to approximately $2,430,000 from approximately $1,510,000 in the prior year period.

The primary components of the change in revenues are provided below:

	For the Quarter Ended
	March 31,	March 31,
	2016	2015	Variance	% Change
(Dollars in thousands)
Direct Service & Ancillary revenue	$1,474	$1,181	$293	24.8%
Wholesaled Technology revenue	$956	$329	$627	190.6%
Total revenue	$2,430	$1,510	$920	60.9%

Direct Service & Ancillary revenue:

Direct Service & Ancillary revenue derives from recurring services provided to correctional facilities based on multi-year contractual relationships with local governments. This revenue consists mainly of call provisioning revenue, fees charged for prepaid account management, voicemail, support, software maintenance and validation services. This revenue increased by 24.8%, to $1,474,000, from the prior year quarter and accounted for 61% of total revenue in the current period. Call provisioning revenue, as a component of Direct Service & Ancillary revenue, increased by 18.2%, or $161,000, to $1,045,000 from $884,000. The rate of growth in call provisioning revenue is a key operating metric of Lattice’s growth strategy. The direct call provisioning increase is mainly attributable to adding touch points for collecting prepaid deposits, either by installing kiosks or integrating with commissary systems at existing customer facilities, combined with an increase in the number of customer accounts where Lattice can provide direct telecom service provisioning to end-user correctional facilities.

Wholesaled Technology revenue:

Our technology product revenues, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, increased by $627,000, or 190.6%, to $956,000 from $329,000 in the prior period. Included in the current quarter was a large order for approximately $700,000 to a key wholesale partner. This revenue stream varies period to period with the timing of shipments and larger orders. Quarter to quarter variations in this revenue stream should not be viewed as a trend.

GROSS PROFIT:

Gross profit increased to $1,214,000 from $525,000 in the prior year period. As a percentage of revenues, gross profit increased to 50.0% from 34.7% prior year. When compared to the prior year quarter the increase in percentage in the current quarter was mainly attributable to the higher technology sales relative to service revenue. The gross profit percentage for technology revenue increased to 77% from 58% in the prior year quarter, driven by the large sales order during the quarter with a key wholesale partner. The Company expects the percentage on average to remain in the 60% range for wholesaled technology products. Gross profit as a percentage of revenues for service revenues tracked with historical levels at approximately 30%.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in the technology products segment. Research and development expenses decreased to approximately $273,000 from approximately $309,000 in the prior year period. The lower expense resulting from a reduction in engineering staffing and costs as we continue to rationalize expense levels to be in line with current revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. These expenses decreased by approximately $134,000 to approximately $945,000 from approximately $1,079,000 in the prior year quarter. The decrease mainly resulted from reductions in sales staff that resulted from realigning our sales force to more efficiently target geographic territories.

INTEREST EXPENSE:

Interest expense increased to approximately $209,000 from $126,000 in the prior year period. Included in the current period interest was approximately $88,000 of amortized debt discount related to debt financings compared to approximately $45,000 in the prior year period. Excluding the non-cash amortization of debt discount, interest expense increased to approximately $121,000 from approximately $81,000, resulting from a higher level of average borrowings.

OPERATING LOSS:

As a result of the foregoing, the Company’s reported loss from operations was approximately $5,000 compared to an operating loss of $864,000 in the prior year period. The current period operating loss adjusts to approximately $180,000 of adjusted operating income, a Non-GAAP measure. The prior year quarter’s adjusted operating loss, a Non-GAAP measure, was $694,000.  See the discussion of Non-GAAP financial measures below.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to approximately $101,000 at March 31, 2016 from approximately $187,000 at December 31, 2015.

Net cash used in operating activities:

Net cash used in operating activities was approximately $404,000 for the quarter ended March 31, 2016. The net cash used in operating activities was comprised of an adjusted operating income of $180,000, a Non-GAAP measure, offset by cash interest paid of approximately $104,000 and an increase in net operating assets and liabilities of approximately $470,000.

Net cash used in investing activities:

Net cash used in investing activities was approximately $2,000 for the quarter ended March 31, 2016 compared to net cash used in investing activities of approximately $21,000 in the prior year period.

Net cash provided by financing activities:

Net cash provided by financing activities was approximately $327,000 for the quarter ended March 31, 2016 and consisted of net proceeds of $353,000 received on Purchase Order financing during the quarter which was offset by principal repayments on outstanding loans and capital leases totaling approximately $26,000.

Non-GAAP Financial Measures

In addition to our GAAP results, this report also includes a discussion of adjusted operating income, a non-GAAP financial measure as defined by the SEC. The Company defines adjusted operating income (Loss) as reported Operating Income (Loss) before depreciation, amortization and share-based compensation. Adjusted operating income (loss) is a key measure used by management to evaluate our results and make strategic decisions. Management believes this measure is useful to investors because it is an indicator of operational performance. Because not all companies use identical calculations, the Company's presentation of adjusted operating income (loss) may not be comparable to similarly titled measures of other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with the U.S. GAAP.

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss)

(Amounts expressed in US$)

(in thousands)

	For the Three Months Ended
	March 31
	2016	2015
Operating income(loss)	$(5.0)	$(864.0)
Add: Share-based compensation	63.0	58.0
Add: Depreciation and amortization	122.0	112.0
Adjusted operating income(loss)	$180.0	$(694.0)

GOING CONCERN CONSIDERATIONS

At March 31, 2016, the working capital deficit was approximately $7,089,000, compared to a working capital deficit of approximately $7,059,000 at December 31, 2015. There is approximately $3.2 million in principal due on notes during the next twelve months inclusive of payments due under the “GTL” settlement dated April 29, 2016 and notes totaling approximately $1.2 million which are past due. Of the $3.2 million due, $250,000 was paid under the GTL settlement during May 2016. Additionally, Lattice is carrying a significant level of past due general unsecured trade payables which includes facility commissions owed to some of our customer facilities pursuant to contractual agreements. Such facilities account for a majority of our revenues. In addition, certain of the facilities have provided notice to us that we are in breach of such contractual agreements. We are working with these facilities to come back into compliance with the terms of the agreements. The increase in these payables occurred mainly during the 4th quarter of fiscal 2015. Unless the past due amounts are resolved and brought back into compliance with the terms and conditions of contractual arrangements, the Company risks termination of the respective contracts and a possible disruption of the associated recurring revenue. If these contracts are terminated, it would have a material adverse impact to the Company’s revenue, borrowing ability, and operating cash flows.

During the quarter, the Company met its liquidity needs primarily from financing activities. Lattice’s current cash position and projected operating cash flows are inadequate to cover payments that are either past due or coming due in the next twelve months and also support its working capital requirements. In that regard, Lattice is highly dependent on its ability to raise the additional capital needed to fund its liquidity needs in 2016.

The working capital deficit and the debt coming due in the next twelve months raise substantial doubt regarding Lattice’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to raise additional alternative financing. Management is continuously engaged in obtaining the additional capital needed. Management estimates that it will need funds in the range of $4.0 to $5.0 million, consisting of either external financing or a combination of external financing and restructuring of current obligations with existing note holders, in order to support the Company’s liquidity, improve its balance sheet, and support its operating cash needs for the next twelve months. To address this targeted $4.0 to $5.0 million and to address short term liquidity needs, Lattice engaged in a private placement of restricted common stock bringing in gross proceeds of $382,800 in April 2016. Management is actively seeking additional funding opportunities. There is no assurance that Lattice will be able to obtain the total funding requirement and/or restructure its existing debt to provide the necessary liquidity to continue operations and may be required to curtail or cease operations.

Financing activities:

On February 25, 2016, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Cantone Asset Management LLC ("Cantone"), an investor, pursuant to which the Company issued a promissory note in the aggregate principal amount $375,000 and received $353,000 in gross proceeds (equivalent to a 5% original issue discount) (the "Loan"). The Company issued 600,000 shares of its common stock to Cantone pursuant to the Loan Agreement, and paid Cantone additional fees of approximately $3,000. The Loan is secured by a first priority security interest in certain of the Company's components and work-in progress. The loan was re-paid in full during May 2016 upon the collection of the associated Purchase Order/Accounts Receivable that was financed.

On April 22, 2016, Lattice sold an aggregate of 10,633,336 shares of its common stock to 15 accredited investors for aggregate gross proceeds of $382,800. In connection with the sale of the shares, the Company paid a placement agent fee of $19,140 in cash to Boenning & Scattergood, Inc. (“B&S”) and will issue B&S a warrant to purchase 319,000 shares of the Company’s common stock at the price of $0.06 per share. The Company may sell up to an additional 6,033,333 shares for $217,200 pursuant to the terms of the Placement Agreement.

On April 27, 2016, the maturity date of the $580,000 bridge note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000 thereby increasing the principal balance to $600,000, and agreed to issue 1,000,000 common shares to the investor.

On April 29, 2016, Lattice entered into a settlement agreement with Global Tel*Link Corporation (“GTL”) for $2,745,625 related to past due general unsecured (on-demand) liabilities. At March 31, 2016, such amount was classified in the consolidated Balance Sheet as an accrued settlement under current liabilities. Per the settlement agreement, Lattice converted the on-demand liability to a promissory note for $2,745,625 carrying an 8% annual interest rate with principal payments due as follows: 250,000 within five business days of the date of the settlement agreement (which has been paid by Lattice) leaving a remaining principal balance owing of $2,495,625, of which, $250,000 will be payable in (7) quarterly principal payments starting July 31, 2016 with any remaining principal balance due under the note by April 30, 2018.

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

Changes in Internal Controls

There were no other changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On June 26, 2015, Global Tel*Link Corporation (“GTL”) filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). GTL alleged that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owe them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015. On April 29, 2016, we and GTL entered into a settlement agreement pursuant to which:

•       we agreed to pay GTL $250,000 within five business days of the date of the settlement agreement;

•       we issued a confession of judgment promissory note in the aggregate principal amount of $2,495,625 (the “Note”); and

•       we entered into a Teaming Agreement with GTL.

The Note bears interest at the rate of 8% per year and provides a schedule of payments consisting of principal and interest through April 30, 2019. The obligations under the Note are secured by all of our assets pursuant to the terms of a Security Agreement (the “Security Agreement”). The Security Agreement provides for customary events of default.

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

ITEM 1A RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, during November 2015, the Company issued a secured note to an investor for $580,000 for which $355,174 of net proceeds were received. On April 27, 2016, the maturity date of this note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000, thereby increasing the principal balance to $600,000, and to issue 1,000,000 common shares to the investor. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

There were no other unregistered sales of equity securities that were not reported on a Current Report on Form 8-K during the quarter.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 mine safety disclosures

Not Applicable.

ITEM 5 OTHER INFORMATION

The information included in Item 3 above is incorporated by reference herein.

ITEM 6 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

10.1*	Settlement Agreement between GTL and the Company

10.2*	Confession of Judgment Promissory Note made in favor of GTL

10.3*	Security Agreement with GTL

10.4*	Extension Agreement dated April 27, 2016

10.5***	Loan and Security Agreement dated February 25, 2016, between Lattice and Cantone Asset Management LLC

10.6***	Promissory Note dated February 26, 2016 made in favor of Cantone Asset Management LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

____________

*	Filed herewith.

**	To be filed by amendment.

*** Incorporated by reference to the Current Report on Form 10-Q dated February 25, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2016	LATTICE INCORPORATED

	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President (Principal Executive Officer)

Dated: May 16, 2016	LATTICE INCORPORATED

	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer (Principal Financial and Accounting Officer)

