Form 10-Q/A
period 2016-03-31
Lattice INC
filed 2016-05-20
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on form 10-Q for the quarter ended March 31, 2016 is being filed to correct the disclosure in Part I, Item 4. Except for the section mentioned, there are no other changes.

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

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the reasons described in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “10-K”). The disclosure in Item 9A – “Disclosure Controls and Procedure” and “Management’s Report on Internal Control over Financial Reporting” from the 10-K is incorporated herein by reference. We are exploring options to remedy the material weakness in our internal control over financial reporting described in the 10-K.

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

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4     mine safety disclosures

Not Applicable.

ITEM 5     OTHER INFORMATION

The information included in Item 3 above is incorporated by reference herein.

ITEM 6     EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

10.1**	Settlement Agreement between GTL and the Company

10.2**	Confession of Judgment Promissory Note made in favor of GTL

10.3**	Security Agreement with GTL

10.4**	Extension Agreement dated April 27, 2016

10.5***	Loan and Security Agreement dated February 25, 2016, between Lattice and Cantone Asset Management LLC

10.6***	Promissory Note dated February 26, 2016 made in favor of Cantone Asset Management LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

____________

*	Filed herewith.

**	Previously filed.

*** Incorporated by reference to the Current Report on Form 10-Q dated February 25, 2016

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2016	LATTICE INCORPORATED

	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President (Principal Executive Officer)

Dated: May 20, 2016	LATTICE INCORPORATED

	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer (Principal Financial and Accounting Officer)

