Form 10-Q
period 2016-06-30
Lattice INC
filed 2016-09-09
CIK 350644

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 22, 2016, 104,374,388 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part I. FINANCIAL INFORMATION

ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$125,175	$186,839
Accounts receivable, net	855,336	977,638
Inventories	48,711	50,711
Costs and gross profit in excess of billings	230,552	324,673
Other current assets	88,892	61,940
Total current assets	1,348,666	1,601,801

Property and equipment, net	386,197	515,668
Intangible assets, net	455,012	520,012
Other receivable, net	761,607	761,607
Deposits	58,473	58,473
Total assets	$3,009,955	$3,457,561

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,390,788	$2,390,420
Accrued expenses	1,318,709	1,110,346
Accrued settlement	–	2,750,000
Customer advances	336,288	400,985
Capital lease obligation	4,932	4,601
Convertible notes payable - current, net of debt discount	1,500,000	–
Notes payable - current, net of debt discount	2,792,781	1,806,981
Derivative liability	37,511	30,154
Deferred revenue	81,624	166,883
Total current liabilities	8,462,633	8,660,370
Long-term liabilities:
Capital lease obligation	4,640	7,192
Convertible notes payable, net of debt discount	620,662	2,090,049
Notes payable - long-term, net of debt discount	1,543,369	69,797
Total long-term liabilities	2,168,671	2,167,038
Total liabilities	10,631,304	10,827,408

Shareholders' deficit
Preferred stock - $0.01 par value, Series B 1,000,000 shares authorized 1,000,000 issued and outstanding	10,000	10,000
Common stock - $0.01 par value, 200,000,000 authorized, 104,374,388 and 94,741,557 issued and outstanding respectively	1,043,749	947,416
Common stock subscribed - 11,133,336 and 500,000 shares, respectively	111,333	5,000
Additional paid-in capital	46,385,064	45,673,848
Accumulated deficit	(54,609,299)	(53,451,081)
Accumulated other comprehensive (loss) income	(4,100)	3,066
	(7,063,253)	(6,811,751)
Stock held in treasury, at cost	(558,096)	(558,096)
Total shareholders' deficit	(7,621,349)	(7,369,847)
Total liabilities and shareholders' deficit	$3,009,955	$3,457,561

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,317,916	$2,415,207	$3,748,064	$3,924,878

Cost of Revenue	926,009	1,249,100	2,141,912	2,234,202

Gross Profit	391,907	1,166,107	1,606,152	1,690,676

Operating Expenses:
Selling, general and administrative	792,354	1,142,894	1,737,882	2,222,303
Research and development	269,120	291,981	542,585	601,220
Total operating expenses	1,061,474	1,434,875	2,280,467	2,823,523

Loss from Operations	(669,567)	(268,768)	(674,315)	(1,132,847)

Other Income (Expense):
Derivative income (expense)	205	216,063	(7,357)	562,472
Other income (expense)	82,414	–	82,414	–
Write-off of note receivable	–	–	–	(37,500)
Interest expense	(330,922)	(294,590)	(546,406)	(445,929)
Total other income (expense)	(248,303)	(78,527)	(471,349)	79,043

Loss before taxes	(917,870)	(347,295)	(1,145,664)	(1,053,804)

Income taxes	–	–	–	–

Net Loss	(917,870)	(347,295)	(1,145,664)	(1,053,804)
Preferred Stock Dividend	(6,277)	(6,277)	(12,554)	(12,554)
Net Loss Available to Common Shareholders	(924,147)	(353,572)	(1,158,218)	(1,066,358)

Loss per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares:
Basic	97,989,542	59,545,328	96,411,703	56,743,775
Diluted	97,989,542	59,545,328	96,411,703	56,743,775

Comprehensive Loss
Net Loss	(917,870)	(347,295)	(1,145,664)	(1,053,804)
Foreign Currency Translation Gain (Loss)	686	(6,177)	(7,166)	(8,372)

Comprehensive Loss	(917,184)	(353,472)	(1,152,830)	(1,062,176)

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015

Cash flows from operating activities:
Net loss	$(1,145,664)	$(1,053,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of note receivable	–	37,500
Derivative income	7,357	(562,472)
Stock issued for services	–	37,500
Amortization of intangible assets	65,000	65,000
Amortization of debt discount	275,736	289,619
Bad debt expense	16,378	29,860
Share-based compensation	119,883	123,851
Depreciation	132,906	163,696
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	105,924	(262,252)
Inventories	2,000	(39,469)
Costs in excess of billings	94,121	(137,696)
Other current assets	(26,952)	15,616
Deposits	–	17,598
Increase (decrease) in:
Accounts payable and accrued liabilities	196,177	77,803
Deferred revenue	(85,259)	(56,171)
Customer advances	(64,697)	442,887
Total adjustments	838,574	242,870
Net cash used in operating activities	(307,090)	(810,934)

Cash flows from investing activities:
Principal payments received on note receivable	–	22,815
Purchase of equipment	(3,435)	(2,029)
Net cash (used in) provided by investing activities	(3,435)	20,786

Cash flows from financing activities:
Cash paid for financing fees	(21,815)	(168,800)
Payments on capital lease	(2,221)	(721)
Payments on notes payable	(660,561)	(427,591)
Proceeds from common stock subscribed	382,800	–
Proceeds from issuance of common stock	217,200	–
Stock issuance costs	(30,000)	–
Proceeds from notes payable	375,000	500,000
Proceeds from convertible notes payable	–	908,000
Net cash provided by financing activities	260,403	810,888

Effect of exchange rate changes on cash	(11,542)	(8,372)

Net (decrease) increase in cash and cash equivalents	(61,664)	12,368
Cash and cash equivalents - beginning of period	186,839	255,954
Cash and cash equivalents - end of period	$125,175	$268,322

Supplemental cash flow information
Interest paid in cash	$211,990	$175,998

Summary of non-cash investing and financing activities
Dividends declared but not paid	$12,554	$12,554
Conversion of accrued settlement to note payable	$2,745,625	$–
Recognition of original issue discount	$40,000	$–
Common stock issued as prepayment for services	$–	$52,500
Common stock issued for deferred financing fees	$–	$70,000
Stock issued for debt discount	$224,000	$222,460
Equipment purchased with a capital lease	$–	$14,585
Equipment purchased with note payable	$–	$67,275

See accompanying notes to the condensed consolidated financial statements.

LATTICE INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

At June 30, 2016, our working capital deficiency was approximately $7,114,000 compared to a working capital deficiency of approximately $7,059,000 at December 31, 2015. Cash from operations and available capacity on current credit facilities are insufficient to cover liabilities currently due and the liabilities which will mature over the next twelve months. Additionally, we are extended on payables with trade creditors. We have several payment arrangements in place but face continuing pressures with trade creditors regarding overdue payables. These conditions raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon our ability to improve our operating cash flow, maintain our credit lines and secure additional capital. Management is currently seeking financing. To address this objective and to address short term liquidity needs, Lattice raised $600,000 during the quarter ended June 30, 2016 through the private placement of restricted common stock and is currently seeking additional funding. There is no assurance, however, that we will succeed in raising the financing needed to provide for all of our liquidity needs. In the event we fail to obtain the additional capital needed and/or restructure our existing debts with current creditors, we may be required to curtail our operations significantly.

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

c) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements for the three and six months ended June 30, 2016 are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary for the fair representation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year end December 31, 2015 appearing in Form 10-K filed on April 14, 2016.

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

For purposes of estimating fair value of stock options, we use the Black-Scholes-Merton valuation technique. At June 30, 2016, there was $104,471 of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which do not include the effect of future grants of equity compensation, if any. This amount will be amortized over the remaining vesting periods of the grants.

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

As of June 30, 2016 and December 31, 2015, the derivative liability amounted to $37,511 and $30,154. In accordance with the accounting standards the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

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

n) Segment Reporting

FASB ASC 280-10-50, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The “management approach” model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company exited its government services business in April 2013 and is reporting the operating results of that unit as discontinued operations in the consolidated financial reports. Accordingly, the Company operated in one segment during the three months ended June 30, 2016 and 2015 (Telecom services).

o) Basic and Diluted Income (Loss) Per Common Share

The Company calculates income (loss) per common share in accordance with ASC Topic 260, “Earnings Per Share”. Basic and diluted income (loss) per common share is computed based on the weighted average number of common shares outstanding. Common share equivalents (which consist of convertible preferred stock, options and warrants) are excluded from the computation of diluted loss per share since the effect would be anti-dilutive. Common share equivalents which could potentially dilute basic earnings per share in the future, and which were excluded from the computation of diluted loss per share, totaled approximately 39 million shares at June 30, 2016.

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

Note 2 – Notes Payable

Notes payable consists of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Bank line of credit (a)	$–	$–
Notes payable to shareholder/former director (b)	192,048	192,048
Notes payable (c)	4,131,368	1,656,996
Note payable, Innovisit (d)	12,734	27,734
Total notes payable	4,336,150	1,876,778
Less current maturities	(2,792,781)	(1,806,981)
Long term debt	$1,543,369	$69,797

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

The outstanding balance owed on the line at June 30, 2016 and December 31, 2015 was $0 and $0 respectively. If the credit facility is drawn upon, the interest rate would be 13.25%.

(b) Notes Payable to Shareholder/Former Director

There are two notes outstanding with a former director.

The first note bears interest at 21.5% per annum. During December 2010, the note was amended to flat monthly payments of $6,000 until maturity, December 31, 2013, at which time any remaining interest and principal was to be paid. This note had an outstanding principal balance of $24,048 as of June 30, 2016 and December 31, 2015, respectively. The Company is in arrears on interest payments that were due but has accrued the interest on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

The second note is dated October 14, 2011 and has a face value of $168,000, of which the Company received $151,200 in net proceeds during October 2011. The discount of $16,800 was amortized to interest expense over the term of the note. The note carries an annual interest rate of 10% payable quarterly at the rate of $4,200 per quarter. The entire principal on the note of $168,000 was due at maturity on October 14, 2014. This note had an outstanding principal balance of $168,000 as of June 30, 2016 and December 31, 2015, respectively. The Company is in arrears on interest payments that were due but has accrued the interest on the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note related to the past due principal and interest payments.

(c) Notes Payable

On June 11, 2010, Lattice closed on a note payable for $1,250,000. The net proceeds to the Company were $1,100,000. The $150,000 difference between the face amount of the note and proceeds received was amortized over the life of the note as additional interest expense. The note matured June 30, 2012 and payment of principal was due at that time in the lump sum value of $981,655 including any unpaid interest. On June 30, 2012 the holder of the note agreed to an extension for payment in full of the note to October 31, 2012. In addition to the maturity extension, the Company agreed to increase the collateral by $250,000. The note was secured by certain receivables totaling $981,655 and the new secured total is approximately $1,232,000. Until maturity, Lattice is required to make quarterly interest payments (calculated in arrears) at 12% stated interest with the first quarter interest payment of $37,500 due September 30, 2010 and $37,500 due each quarter end thereafter until the final payment comes due October 31, 2012 totaling $1,019,155 including the final interest payment. Concurrent with the note, an intercreditor agreement was signed between Action Capital and Holder where Action Capital has agreed to subordinate the Action Lien on certain government contracts, task orders and accounts receivable totaling $981,655. During November 2011, $268,345 of the original $1,250,000 accounts receivable securing the note was collected, escrowed and paid directly to the note holder by Action Capital thereby reducing the outstanding balance on the note and the collateral to $981,655 at December 31, 2013. During 2014 the Company paid $100,000 each in April and July reducing the principal on this note to $781,655 as of December 31, 2014. As of June 30, 2016 and December 31, 2015, there was $781,655 of unpaid principal remaining on this note. As of the date of this filing, the Company is currently in violation under terms of the note agreement requiring principal due at the October 31, 2012 maturity date. The Company is current with quarterly interest payments. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During the quarter ended June 30, 2011, we issued a two year promissory note payable for $200,000 to a shareholder of the Company. The note bears interest of 12% per year. The Company was required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2011. On May 15, 2013 the maturity date, the principal amount of $200,000 became due along with any unpaid and accrued interest. The Company is not in compliance with the terms of the note. As of June 30, 2016 and December 31, 2015, there was $200,000 of unpaid principal remaining on this note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

On January 23, 2012, we issued several promissory notes to private investors with face values totaling $198,000. The proceeds from the notes totaled $175,000. The discount of $23,000 has been recorded as a deferred financing fee and amortized over the life of the note. The notes bear interest of 12% per year. The Company is required to pay interest quarterly on a calendar basis starting with a pro-rata interest payment on June 30, 2012. During the quarter ended June 30, 2014, the Company paid in cash the principal owed on two of the notes totaling $113,636 leaving a remaining principal balance owed of $84,364 as of June 30, 2016 and December 31, 2015. On January 23, 2014 the maturity date, the principal amounts of the notes were due along with any unpaid and accrued interest. As a result, Company is not in compliance with the terms of the note. The holder has not as of the date of this filing invoked his rights under the default provisions of the note.

During November 2015, the Company issued a secured bridge note to an investor for $580,000, with an original due date of May 2, 2016, for which $355,174 of net proceeds were received. Of the $580,000; $58,000 was an original issue discount, $29,000 was used for placement fees and legal expenses and $137,826 was used to pay the remaining principal and accrued interest outstanding on the March 2015 note. In addition, the Company issued 1,862,500 shares of common stock ($55,875 based on the closing price of the stock on the date of closing) to the Lender. The original issue discount, the value of the 1,862,500 shares and the placement and legal fees were recorded as a debt discount. The debt discount associated with the origination of the note was amortized in full as of May 2, 2016 using the effective interest method. The carrying balance of this note at May 2, 2016 was $600,000. On April 27, 2016, the maturity date of this note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000, thereby increasing the principal balance to $600,000, and to issue 1,000,000 common shares at a fair value of $80,000 to the investor. The original issue discount and the value of the 1,000,000 shares were recorded as a debt discount. On June 30, 2016, the maturity date of this note was extended from July 2, 2016 to November 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000, thereby increasing the principal balance to $620,000, and to issue 2,000,000 common shares at a fair value of $120,000 to the investor. The original issue discount and the value of the 2,000,000 shares were recorded as a debt discount. The unamortized debt discount at June 30, 2016 was $140,000. The carrying value of this note at June 30, 2016 was $480,000.

During June 2015, we closed on an equipment loan of $67,275 with Royal Bank America Leasing, L.P. The loan is payable monthly at $2,136 per month over a 36 month term with the last payment due in May 2018. The principal balance on this loan as of June 30, 2016 and December 31, 2015 was $44,715 and $53,454 respectively.

During October 2015, we closed on an equipment loan of $61,783 with Royal Bank America Leasing, L.P. The loan is payable monthly at $1,941 per month over a 36 month term with the last payment due in September 2018. The principal balance on this loan as of June 30, 2016 and December 31, 2015 was $45,009 and $56,831 respectively.

On February 25, 2016, the Company issued to an investor a promissory note in the aggregate principal amount $375,000 and received $353,000 in gross proceeds (equivalent to a 5% original issue discount of $18,750 and other closing fees of $3,065) (the "Loan"). Additionally, the Company issued 600,000 shares of its common stock to the investor at a fair value of $24,000. The Loan was secured by a first priority security interest in certain of the Company's components and work-in progress. The loan was re-paid in full during May 2016.

On April 29, 2016, Lattice entered into a settlement agreement with Global Tel*Link Corporation (“GTL”) for $2,745,625 related to past due general unsecured (on-demand) liabilities. Per the settlement agreement, Lattice converted the on-demand liability to a promissory note for $2,745,625 carrying an 8% annual interest rate with principal payments due as follows: $250,000 within five business days of the date of the settlement agreement leaving a remaining principal balance owed of $2,495,625, of which, $250,000 will be payable in (7) quarterly principal payments starting July 31, 2016 with any remaining principal balance due under the note by April 30, 2018. The obligations under the promissory note are secured by all of the Company’s assets pursuant to the terms of a Security Agreement (subject to pre-existing liens). The principal balance outstanding on this loan as of June 30, 2016 was $2,495,615. Lattice did not make the $299,913 payment due on July 31, 2016, and agreed with GTL to extend the payment due date to August 31, 2016. Lattice made the payment on August 31, 2016.

(d) Note Payable – Innovisit

In conjunction with the purchase of intellectual property and certain other assets of Innovisit on November 1, 2013, Lattice issued a promissory note for $590,000 to Icotech LLC, the owner of Innovisit. Lattice agreed to pay to Icotech; (a) $250,000 on November 30, 2013, (b) four payments of $60,000 on each of January 1, 2014, April 30, 2014, July 31, 2014, and October 31, 2014, and (c) final payment of $100,000 on January 31, 2015. The note bears no interest on the unpaid principal amount and is secured with the intellectual property acquired. In 2016, the Company made cash payments on this note totaling $15,000 leaving $12,734 outstanding as of June 30, 2016, compared to an outstanding balance of $27,734 at December 31, 2015.

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

Each $10,000 of LF1 Note principal is convertible into 75,000 common shares at an exercise price of $0.133333 per share any time after November 30, 2014, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions).  If the market price of Lattice common stock equals or exceeds twice the exercise price and certain other conditions are met, the Company may call the Note at face value for the purpose of forcing conversion of the balance of the LF1 Note into common stock.

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

On May 13, 2015, the Company entered into a Note Purchase and Security Agreement with the Lender. The Company delivered a secured promissory note (the “LF2 Note”) in the principal sum of $908,000, bearing interest at 8% per annum and maturing on April 30, 2020. Interest on the LF2 Note is payable quarterly. The Lender has the right to convert the principal amount of the note into conversion shares at any time before maturity at a price of $0.15, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilution provisions). The Company cannot prepay the amount due. The Company also executed UCC financing statements, securing the LF2 Note with proceeds of certain agreements.

Each $1,000 of LF2 Note principal is convertible into common shares at a conversion price of $0.15, to be adjusted for splits, reorganizations, stock dividends and similar corporate events (anti-dilutive provisions). If the market price of Lattice common stock equals or exceeds twice the exercise price and certain other conditions are met, the Company may call the note at face value for the purpose of forcing conversion of the balance of the note in common stock.

The LF2 Note Purchase and Security Agreement contains a provision that for every $1,000 borrowed, the Company would need to issue 2,500 common shares to holder. The Company borrowed $908,000 on the note and issued 2,875,333 shares valued at $0.07 per share based on the closing price the day of the borrowings. This resulted in a debt discount of $355,633, which is being amortized over the life of the loan using the effective interest method. Amortization expense of the debt discount was $15,146 in the current period.

The LF2 convertible note consists of the following at June 30, 2016:

June 30, 2016
Principal	$908,000
Discount	(355,633)
Accumulated amortization of discount	68,295
Total	$620,662

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

Note 4 – Fair Value of Derivative Financial Instruments

The condensed consolidated balance sheet caption derivative liability includes warrants. The warrants were issued in connection with the 2005 Laurus Financing Arrangement, and the 2006 Omnibus Amendment and Waiver Agreement with Laurus. These derivative financial instruments are indexed to an aggregate of 758,333 shares of the Company’s common stock as of June 30, 2016 and December 31, 2015, and are carried at fair value. The balance at June 30, 2016 was $37,511 compared to $30,154 at December 31, 2015.

The valuation of the derivative warrant liability is determined using a Black-Scholes Merton Model. Freestanding derivative instruments, consisting of warrants and options that arose from the Laurus financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models as June 30, 2016 included the June 30, 2016 publicly traded stock price of the Company of $0.05, the conversion or strike price of $0.10 per the agreement, a historical volatility factor of 212.94%, a risk free rate of 1.15% and remaining life 6.22 years.

Note 5 – Litigation

On June 26, 2015, Global Tel*Link Corporation (“GTL”) filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). GTL alleged that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owed them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015. On April 29, 2016, we and GTL entered into a settlement agreement pursuant to which:

•	we agreed to pay GTL $250,000 within five business days of the date of the settlement agreement;

•	we issued a confession of judgment promissory note in the aggregate principal amount of $2,495,625 (see Note 2); and

•	we entered into a Teaming Agreement with GTL.

The obligations under the promissory note are secured by all of the Company’s assets pursuant to the terms of a Security Agreement (subject to pre-existing liens).

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

Note 6 – Commitments

(a) Operating Leases

The Company leases its office, sales and manufacturing facilities under non-cancelable operating leases with varying terms expiring through 2016. The leases generally provide that the Company pay the taxes, maintenance and insurance expenses related to the leased assets. The lease expired in May 2016. The Company is currently on a month to month lease basis on the same terms until an extension is finalized.

There are no future minimum lease commitments at June 30, 2016.

Total rent expense was $23,901 for the six months ended June 30, 2016 compared to $22,249 in the prior year period.

(b) Capital lease

During May 2015, we entered into a capital lease financing obligation with Marlin Leasing Corporation in the amount of $14,585 which bears interest at 13% and is payable monthly over a 3 year term at $497 per month.  The lease includes an end of term purchase option of $1.00. The outstanding principal balance on this lease at June 30, 2016 was $9,572.

Note 7 – Common Stock

On April 22, 2016, Lattice sold an aggregate of 10,633,336 subscriptions for shares of its common stock to accredited investors for aggregate gross proceeds of $382,800. In connection with the sale of the shares, the Company paid a placement agent fee of $19,140 and issued 319,000 warrants at a fair value of $21,666. The warrants were valued using the Black Scholes Merton model. Significant assumptions used included the publicly traded stock price at the date of the agreement, the conversion or strike price of $0.06 per the agreement, a historical volatility factor of 246.45%, a risk-free rate of 1.37% and a term of 3 years per the agreement.

On April 27, 2016, the maturity date of the $580,000 bridge note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000 thereby increasing the principal balance to $600,000 and issued 1,000,000 common shares to the investor at a fair value of $80,000.

On May 23, 2016, Lattice sold an aggregate of 6,033,333 shares of its common stock to accredited investors for aggregate gross proceeds of $382,800. In connection with the sale of the shares, the Company paid a placement agent fee of $10,860 and issued 181,000 warrants at a fair value of $10,501. The warrants were valued using the Black Scholes Merton model. Significant assumptions used included the publicly traded stock price at the date of the agreement, the conversion or strike price of $0.06 per the agreement, a historical volatility factor of 245.18%, a risk-free rate of 1.38% and a term of 3 years per the agreement.

On June 30, 2016, the maturity date of the $580,000 bridge note (which was increased to $600,000 pursuant to the April 27, 2016 extension) was extended from July 2, 2016 to November 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000 thereby increasing the principal balance to $620,000 and to issue 2,000,000 common shares to the investor at a fair value of $120,000.

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

Business Overview

Lattice’s target domestic market is small to mid-sized correctional facilities. The Company first launched its direct service business in 2011. Previously, the Company served this market exclusively through other service providers. In 2014, Lattice identified 9 target market states. To date, Lattice has obtained certification to provide communications services in 6 of these 9 states, and is now actively engaged in sales and marketing activities in those six states. Lattice anticipates obtaining certification in a seventh state by the end of the year.

Lattice has identified key products and services with potential to increase revenue generation in existing and future accounts. These include key modules of Lattice’s Corrections Operating Network™ (COP) which incorporates an investigative tool set, secure communications, video visitation, payment and trust accounting, customer care, and kiosk solutions.

In the second quarter of 2015, Lattice introduced its Video Arraignment product, which helps facilities reduce labor costs and security risks associated with transporting inmates to courtroom arraignments. With more clarification on the FCC order instituting rate caps and elimination of ancillary fees, we have seen an increase in market activity that we believe will translate into sales this year. Accordingly, the Company is focusing sales and operations on these opportunities while maintaining discipline in cost controls.

For the quarter ended June 30, 2016, total revenue decreased by 45% from the prior year period, attributable to a decrease in technology revenue, which varies quarter to quarter. We expect full year technology revenue to be approximately equal to the prior year level of approximately $2.7 million. Service revenue was even with the prior year; call provisioning revenue decreased by 6%. While service revenue is a key growth metric for Lattice, we believe that the slowdown was linked to a restructuring of our sales force in a key market. We expect growth to return later this year as we begin converting a larger sales pipeline and increasing focus on new service revenue streams tied to the launch of our CellMate Mobile platform.

In late 2015, Lattice launched its CellMate™ Mobile platform, which provides inmates with a new wireless communications device that encompasses the latest communications and media tools for inmates to maintain contact with friends and family, and also access resources for self-improvement. Numerous studies have shown that more frequent contact with friends and family leads to improved inmate morale and helps to reduce recidivism. Lattice anticipates offering new CellMate applications and services in a number of institutions in 2016. Initial market feedback has been positive and we anticipate the acceptance of CellMate long term to help transform our current business model and grow the company’s profitability and operating cashflows. The launch of this new product enables the Company to offer a full suite of services that have not traditionally been available to small and mid-sized correctional facilities. Currently, Lattice’s average revenue per inmate is over $800, compared to an industry average of $515. The Company attributes this performance to quality and accessibility of service, as well as an innovative product mix. Lattice believes it can further enhance its revenue as it continues to deploy a full suite of phone, video, and mobile device services across its installed base. As Lattice rolls out the new CellMate™ platform, we look to adoption of the new technology as a potential accelerator of our overall business. Revenues from the new platform may be realized by the end of the current year.

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

During the six months ended June 30, 2016, the Company raised approximately $900,000 through debt and equity financings. The Company continues to seek capital raising opportunities to address the firm’s short term liquidity requirements.

The Company recently reached an agreement with Global Tel*Link (GTL) to settle a claim against Lattice and to work cooperatively through a teaming agreement. This teaming agreement enables Lattice to request that GTL allow it to use its products where they provide Lattice with a competitive advantage while giving GTL a right of first refusal to act as a subcontractor on certain Lattice bid projects. Lattice believes the agreement will facilitate expansion of Lattice’s existing product offerings and provision of complementary products and services not currently offered by Lattice.

Results of Operations – Quarter Ended June 30, 2016 Compared to the Quarter Ended June 30, 2015

	For the Quarter Ended June 30
	2016	2015
Revenue	$1,318,000	$2,415,000

Net loss	$(918,000)	$(347,000)

Loss per common share – Basic and Diluted	$(0.01)	$(0.01)

	OPERATING EXPENSES
	2016	2015
Research & Development	$269,000	$292,000

Selling, General & Administrative	$792,000	$1,143,000

REVENUES:

Total revenue decreased 45% to approximately $1,318,000 from approximately $2,415,000 in the prior year period. We break down our revenues as follows:

Service revenue:

Service revenue derives mainly from recurring services provided to correctional facilities based on multi-year contractual relationships with local governments. This revenue consists primarily of call provisioning revenue, fees charged for prepaid account management, voicemail, support, software maintenance, and validation services. This revenue was even with the prior year quarter at approximately $1,194,000. Call provisioning revenue, a major component of service revenue, decreased by 6%, or $55,000, to $813,000 from $868,000. The slowdown in service revenue growth and decline in call provisioning revenue was due to reduced sales activity as we restructured our sales force and realigned targeted customer markets. Based on the existing sales pipeline and the launch of our CellMate product, we expect revenue growth to resume and offset customer churn later this year and into 2017.

Technology revenue:

Our technology product revenues, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, decreased to $124,000, from $1,221,000 in the prior year period. This revenue stream varies greatly period to period with the timing of shipments and larger orders. Quarter to quarter variations in this revenue materially impacts the Company’s operating results and cash flows but does not necessarily suggest a trend. We expect full year revenue to be consistent with prior year levels. For 2015, we recorded technology sales totaling approximately $2.7 million.

GROSS PROFIT:

Gross profit decreased to $392,000 from $1,166,000 in the prior year period. As a percentage of revenues, gross profit decreased to 29.7% from 48.3% in the prior year. The decrease in percentage in the current quarter was mainly attributable to revenue mix as total revenue included lower technology sales relative to service revenue. Technology revenue accounted for 9% of total revenue compared to 51% in the prior year. We expect gross profit as a percentage of revenues for both technology and service revenues to continue to track with historical levels at approximately 60% and 30%, respectively.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in the technology products segment. Research and development expenses decreased to approximately $269,000 from approximately $292,000 in the prior year period. The lower expense resulted from a reduction in engineering staffing and costs as we continue to reduce expense levels to be in line with current revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. These expenses decreased by approximately $350,000 to approximately $792,000 from approximately $1,143,000 in the prior year quarter. The decrease mainly resulted from reductions in sales staff that resulted from realigning our sales force to more efficiently target geographic territories and lower corporate expenses. We anticipate these costs increasing as we add new sales and marketing resources.

INTEREST EXPENSE:

Interest expense increased to approximately $331,000 from $295,000 in the prior year period. The increase is mainly attributable to a higher level of average borrowings.

OPERATING LOSS:

As a result of the foregoing, the Company’s reported loss from operations was approximately $670,000 compared to an operating loss of $269,000 in the prior year period. The current period operating loss adjusts to approximately $536,000 of adjusted operating loss, a Non-GAAP measure. The prior year quarter’s adjusted operating loss, a Non-GAAP measure, was $99,000.  See the discussion of Non-GAAP financial measures below.

Results of Operations – Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the Six Months Ended June 30
	2016	2015
Revenue	$3,748,000	$3,925,000

Net loss	$(1,146,000)	$(1,054,000)

Loss per common share – Basic and Diluted	$(0.01)	$(0.02)

	OPERATING EXPENSES
	2016	2015
Research & Development	$543,000	$601,000

Selling, General & Administrative	$1,738,000	$2,222,000

REVENUES:

Total revenue decreased 4.5% to approximately $3,748,000 from approximately $3,925,000 in the prior year period. We break down our revenues as follows;

Service revenue:

Service revenue derives mainly from recurring services provided to correctional facilities based on multi-year contractual relationships with local governments. This revenue consists primarily of call provisioning revenue, fees charged for prepaid account management, voicemail, support, software maintenance and validation services. This revenue increased by 12% to $2,670,000 from $2,375,000 in the prior year period. Call provisioning revenue, as a major component of service revenue, increased by 6%, or $106,000, to $1,858,000 from $1,752,000. We believe that the slowdown in service revenue growth and call provisioning revenue was due to restructuring our sales force and realigned customer markets targeted. Based on pipeline and the launch of our CellMate product, we expect revenue growth to resume and offset customer churn later this year and into 2017.

Technology revenue:

Our technology product revenues, where we provide wholesaled technology systems embedded with our proprietary software to other service providers, decreased to $1,078,000, from $1,549,000 in the year ago period. This revenue stream varies greatly period to period with the timing of shipments and larger orders. Quarter to quarter variations in this revenue materially impacts the Company’s operating results and cash flows but should not be viewed as a trend. We expect full year revenue to be consistent with prior year levels. For 2015, we recorded technology sales totaling approximately $2.7 million.

GROSS PROFIT:

Gross profit decreased by $85,000 to $1,606,000 from $1,691,000 in the prior year period. As a percentage of revenues, gross profit decreased slightly to 42.9% from 43.1% in the prior year. Technology revenue accounted for 29% of total revenue compared to 39% in the prior year. We expect gross profit as a percentage of revenues for both technology and service revenues to continue to track with historical levels at approximately 60% and 30%, respectively.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development expenses consist primarily of salaries and related personnel costs, and consulting fees associated with product development in the technology products segment. Research and development expenses decreased to approximately $543,000 from approximately $601,000 in the prior year period. The lower expense resulting from a reduction in engineering staffing and costs as we continue to reduce expense levels to be in line with current revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative ("SG&A") expenses consist primarily of expenses for management, finance, administrative personnel, legal, accounting, consulting fees, sales commissions, marketing, facilities costs, corporate overhead and depreciation expense. These expenses decreased by approximately $484,000 to approximately $1,738,000 from approximately $2,222,000 in the prior year. The decrease mainly resulted from reductions in sales staff that resulted from realigning our sales force to more efficiently target geographic territories and lower corporate expenses relative to prior year. We anticipate an increase in sales and marketing expenses as we realign and expand our sales force.

INTEREST EXPENSE:

Interest expense increased to approximately $546,000 from $446,000 in the prior year period. The increase is mainly attributable to a higher level of average borrowings.

OPERATING LOSS:

As a result of the foregoing, the Company’s reported loss from operations was approximately $674,000 compared to an operating loss of $1,133,000 in the prior year period. The current period operating loss adjusts to approximately $356,000 of adjusted operating loss, a Non-GAAP measure. The prior year quarter’s adjusted operating loss, a Non-GAAP measure, was $780,000.  See the discussion of Non-GAAP financial measures below.

Non-GAAP Financial Measures

In addition to our GAAP results, this report also includes a discussion of adjusted operating income (loss), a non-GAAP financial measure as defined by the SEC. The Company defines adjusted operating income (loss) as reported Operating Income (Loss) before depreciation, amortization and share-based compensation. Adjusted operating income (loss) is a key measure used by management to evaluate our results and make strategic decisions. Management believes this measure is useful to investors because it is an indicator of operational performance. Because not all companies use identical calculations, the Company's presentation of adjusted operating income (loss) may not be comparable to similarly titled measures of other companies, and should not be viewed as an alternative to measures of financial performance or changes in cash flows calculated in accordance with the U.S. GAAP.

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss)

(Amounts expressed in US$)

(in thousands)

	For the Three Months Ended
	June 30
	2016	2015
Operating loss	$(670)	$(268)
Add: Share-based compensation	58	58
Add: Depreciation and amortization	76	112
Adjusted operating income(loss)	$(536)	$(99)

	For the Six Months Ended
	June 30
	2016	2015
Operating loss	$(674)	$(1,133)
Add: Share-based compensation	120	124
Add: Depreciation and amortization	198	229
Adjusted operating income(loss)	$(356)	$(780)

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to approximately $125,000 at June 30, 2016 from approximately $187,000 at December 31, 2015.

Net cash used in operating activities:

Net cash used in operating activities was approximately $307,000 for the six months ended June 30, 2016 which compared to net cash used of $811,000 in the prior year.

The net cash used in operating activities of $307,000 for the six months ended June 30, 2016 was comprised of a net loss of approximately $1,146,000, partially offset by non-cash adjustments totaling $617,000 and a favorable change in operating assets and liabilities of $221,000.

The net cash used in operating activities of $811,000 for the six months ended June 30, 2015 was comprised of a net loss of approximately $1,054,000, partially offset by non-cash adjustments totaling $185,000 and a favorable change in operating assets and liabilities of $58,000.

Net cash (used in) provided by investing activities:

Net cash used in investing activities was approximately $3,000 for the six months ended June 30, 2016 compared to net cash provided by investing activities of approximately $21,000 in the prior year period resulting from principal payments received on a note receivable. Net cash used in investing has been contained due to liquidity constraints.

Net cash provided by financing activities:

Net cash provided by financing activities was approximately $260,000 for the six months ended June 30, 2016 which compared to net cash provided by financing of $811,000 in the prior year period.

The $260,000 consisted of net proceeds of $570,000 received on stock issuances and $353,000 on a note financing that were offset by principal repayments on outstanding loans and capital leases totaling approximately $663,000.

Repayments of debt included: $375,000 at the time of collection of the account receivable invoice securing the short term note, the initial installment of $250,000 on the GTL promissory note, $15,000 on the Icotech seller note and $23,000 on equipment loans.

GOING CONCERN CONSIDERATIONS

At June 30, 2016, the working capital deficit was essentially flat at approximately $7,114,000, compared to a working capital deficit of approximately $7,059,000 at December 31, 2015. There is approximately $4.3 million in principal due on notes during the next twelve months inclusive of: payments due under the “GTL” settlement dated April 29, 2016 totaling $1,000,000, principal due of $1,500,000 on a convertible note maturing in May 2017, and several notes totaling approximately $1.3 million which are past due. Additionally, Lattice is carrying a significant level of past due general unsecured trade payables which includes facility commissions owed to some of our customer facilities pursuant to contractual agreements. Such facilities account for a majority of our revenues. In addition, certain of the facilities have provided notice to us that we are in breach of such contractual agreements. We are working with our customers to come back into compliance with the terms of the agreements. The increase in these payables occurred mainly during the 4th quarter of fiscal 2015.

During the six months ended June 30, 2016, the Company met its liquidity needs primarily from financing activities. Lattice’s current cash position and projected operating cash flows are inadequate to cover payments that are either past due or coming due in the next twelve months and also support its working capital requirements. In that regard, Lattice is highly dependent on its ability to raise additional capital needed to fund operations and refinance existing debt to fund its liquidity needs in 2016.

The working capital deficit and the debt coming due in the next twelve months raise substantial doubt regarding Lattice’s ability to continue as a going concern. The Company’s ability to continue as a going concern is highly dependent upon its ability to raise additional alternative financing. To address its short term liquidity needs, Lattice has successfully raised $600,000 of capital by issuing common stock during April/May 2016 and is currently engaged in raising additional capital by issuing common stock in the range of $1,000,000 which is expected to close during the 3rd quarter 2016. Concurrently, management has engaged an advisor to assist with restructuring short term debt totaling approximately $3.0 to $4.0 million, which includes the settlement debt with GTL, to longer term maturities to allow the Company to achieve its growth strategies and develop its operating cash flows to positive levels. There is no assurance that Lattice will be able to either achieve the planned operating cashflows or obtain the funding needed to provide the necessary liquidity to continue operations and may be required to curtail or cease operations.

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

On April 22, 2016, Lattice sold an aggregate of 10,633,336 subscriptions for shares of its common stock to accredited investors for aggregate gross proceeds of $382,800. In connection with the sale of the shares, the Company paid a placement agent fee of $19,140 and issued 319,000 warrants at a fair value of $21,666. The warrants were valued using the Black Scholes Merton model. Significant assumptions used included the publicly traded stock price at the date of the agreement, the conversion or strike price of $0.06 per the agreement, a historical volatility factor of 246.45%, a risk-free rate of 1.37% and a term of 3 years per the agreement.

On April 27, 2016, the maturity date of a $580,000 bridge note was extended from May 2, 2016 to July 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000 thereby increasing the principal balance to $600,000, and agreed to issue 1,000,000 common shares to the investor. On June 30, 2016, the maturity date of the $600,000 bridge note (formerly $580,000) was extended from July 2, 2016 to November 2, 2016. As consideration, the Company agreed to increase the original issue discount of the note by $20,000 thereby increasing the principal balance to $620,000 and to issue 2,000,000 common shares to the investor.

On April 29, 2016, Lattice entered into a settlement agreement with Global Tel*Link Corporation (“GTL”) for $2,745,625 related to past due general unsecured (on-demand) liabilities. At March 31, 2016, such amount was classified in the consolidated Balance Sheet as an accrued settlement under current liabilities. Per the settlement agreement, Lattice converted the on-demand liability to a promissory note for $2,745,625 carrying an 8% annual interest rate with principal payments due as follows: 250,000 within five business days of the date of the settlement agreement (which has been paid by Lattice) leaving a remaining principal balance owing of $2,495,625, of which, $250,000 will be payable in (7) quarterly principal payments starting July 31, 2016 with any remaining principal balance due under the note by April 30, 2018. The obligations under the promissory note are secured by all of the Lattice’s assets pursuant to the terms of a Security Agreement (subject to pre-existing liens). Lattice did not make the $299,913 payment due on July 31, 2016, and agreed with GTL to extend the payment due date to August 31, 2016. Lattice made the payment on August 31, 2016.

On May 23, 2016, Lattice sold an aggregate of 6,033,333 shares of its common stock to accredited investors for aggregate gross proceeds of $217,200. In connection with the sale of the shares, the Company paid a placement agent fee of $10,860 and issued 181,000 warrants at a fair value of $10,501. The warrants were valued using the Black Scholes Merton model. Significant assumptions used included the publicly traded stock price at the date of the agreement, the conversion or strike price of $0.06 per the agreement, a historical volatility factor of 245.18%, a risk-free rate of 1.38% and a term of 3 years per the agreement.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II
OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On June 26, 2015, Global Tel*Link Corporation (“GTL”) filed an arbitration claim against us with JAMS pursuant to a Master Services Agreement between, dated December 31, 2008 (the “MSA”). GTL alleged that we breached the MSA by failing to pay them commissions pursuant to the MSA and that we owed them approximately $2.9 million, including interest. We filed a reply to the claim on July 24, 2015. On April 29, 2016, we and GTL entered into a settlement agreement pursuant to which:

•	we agreed to pay GTL $250,000 within five business days of the date of the settlement agreement;

•	we issued a confession of judgment promissory note in the aggregate principal amount of $2,495,625 (see Note 2); and

•	we entered into a Teaming Agreement with GTL.

The obligations under the promissory note are secured by all of the Lattice’s assets pursuant to the terms of a Security Agreement (subject to pre-existing liens).

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, during November 2015, the Company issued a secured note to an investor for $580,000 for which $355,174 of net proceeds were received. On April 27, 2016, the maturity date of this note was extended from May 2, 2016 to July 2, 2016 (the “April 27 Extension”). As consideration for the April 27 Extension, the Company agreed to increase the original issue discount of the note by $20,000, thereby increasing the principal balance to $600,000, and issued 1,000,000 common shares to the investor. On June 30, 2016, the due date of the Loan was extended to November 2, 2016 (the “June 30 Extension”). Pursuant to the June 30 Extension, in consideration for extending the Loan, the principal amount of the Loan was increased by $20,000 (to $620,000) and the Company issued Cantone 2,000,000 shares of its common stock. The shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

There were no other unregistered sales of equity securities that were not reported on a Current Report on Form 8-K during the quarter.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 mine safety disclosures

Not Applicable.

ITEM 5 OTHER INFORMATION

The information included in Item 3 above is incorporated by reference herein.

ITEM 6 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

10.1**	Settlement Agreement between GTL and the Company

10.2**	Confession of Judgment Promissory Note made in favor of GTL

10.3**	Security Agreement with GTL

10.4**	Extension Agreement dated April 27, 2016

10.5*	Extension Agreement dated June 30, 2016

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____________

*	Filed herewith.
**	Incorporated by reference to the quarterly report on Form 10-Q for the quarter ended March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2016	LATTICE INCORPORATED

	By:	/s/ Paul Burgess
Paul Burgess
Chief Executive Officer, Secretary and President (Principal Executive Officer)

Dated: September 9, 2016	LATTICE INCORPORATED

	By:	/s/ Joe Noto
Joe Noto
Chief Financial Officer (Principal Financial and Accounting Officer)

